Form 10-K
period 2022-01-01
Hanesbrands Inc.
filed 2022-02-16
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2022
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 2, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $6,457,867,614 (based on the closing price of the common stock on that date, as reported on the New York Stock Exchange and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 5% or more of the outstanding common stock are not affiliates).
As of February 4, 2022, there were 350,175,412 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference to portions of the registrant’s proxy statement for its 2022 annual meeting of stockholders.

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
Company Overview
Hanesbrands Inc. (collectively with its subsidiaries, “Hanesbrands,” “we,” “us,” “our” or the “Company”) is a socially responsible leading marketer of everyday basic innerwear and activewear apparel in the Americas, Australasia, Europe and Asia under some of the world’s strongest apparel brands, including Hanes, Champion, Bonds, Bali, Maidenform, Playtex, Bras N Things, JMS/Just My Size, Alternative, Berlei, Wonderbra, Gear for Sports and Comfortwash. Our products are marketed to consumers shopping in mass merchants, mid-tier and department stores, specialty stores, e-commerce sites, as well as our own retail locations and websites.
We operate in the global innerwear and global activewear apparel categories. We believe these are stable, heavily branded categories where we have a strong consumer franchise based on a global portfolio of industry-leading brands that we have built over multiple decades, through hundreds of millions of direct interactions with consumers. Our multi-year growth strategy (“Full Potential plan”) focuses on four pillars to drive growth and enhance long-term profitability and identifies the initiatives to unlock growth. Our four pillars of growth are to grow the Champion brand globally, drive growth in Innerwear with brands and products that appeal to younger consumers, build e-commerce excellence across channels and streamline our global portfolio. In order to deliver this growth and create a more efficient and productive business model, we have launched a multi-year cost savings program intended to self-fund the investments necessary to achieve the Full Potential plan’s objectives. We remain confident that our strong brand portfolio, world-class supply chain and diverse category and geographic footprint will help us unlock our full potential, deliver long-term growth and create stockholder value.
In the first quarter of 2021, we announced that as part of our strategic plan, we were exploring alternatives for our European Innerwear business and subsequently reached the decision to exit this business. We determined that our European Innerwear business met held-for-sale and discontinued operations accounting criteria at the end of the first quarter of 2021. Accordingly, we began to separately report the results of our European Innerwear business as discontinued operations in the first quarter of 2021. Unless otherwise noted, all discussion within this Annual Report on Form 10-K, including amounts and percentages for all periods, reflect the results of our continuing operations. See Note “Assets and Liabilities Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. On November 4, 2021, we announced that we reached an agreement to sell our European Innerwear business to an affiliate of Regent, L.P., pending the completion of consultation with the European and French works councils representing employees of the European Innerwear business and customary closing conditions. Under the agreement, the purchaser will acquire all of the assets and operating liabilities of the European Innerwear business for a purchase price of one Euro, subject to a post-closing adjustment to reflect any deviation at closing from a normalized level of working capital. Under the agreement, there is also a potential earnout due to us based on future performance. The transaction is expected to close in the first quarter of 2022.
In addition, in the fourth quarter of 2021, we reached the decision to divest our U.S. Sheer Hosiery business, including the L’eggs brand, as part of our strategy to streamline our portfolio under our Full Potential plan. We determined that our U.S. Sheer Hosiery business met held-for-sale accounting criteria in the fourth quarter of 2021. We are currently exploring potential purchasers for this business and expect to complete the sale of this business within one year. See Note “Assets and Liabilities

Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Unlike most apparel companies, Hanesbrands primarily operates its own manufacturing facilities. Over 65% of the apparel units that we sell are manufactured in our own plants or those of dedicated contractors. Owning the majority of our supply chain not only impacts cost, scale and flexibility, but improves our ability to adhere to best-in-class management and environmental practices.
We take great pride in our strong reputation for ethical business practices and the success of our corporate responsibility program for community and environmental improvement. Hanesbrands earned a leadership level A- score in the 2021 CDP Climate Change Report, placing us in the top 6% of the 13,000 companies rated, and has been a U.S. Environmental Protection Agency Energy Star Sustained Excellence Award winner for 12 consecutive years. We are also a recognized leader for our community-building, philanthropy and workplace practices.
In late 2020, we announced our commitment to making the world a more comfortable, livable and inclusive place by establishing new wide-ranging 2025/2030 global sustainability goals and launching a new sustainability website, www.HBISustains.com. This website is designed to increase our transparency and reporting on key metrics and will be updated yearly to track our progress against these long-term goals. We made excellent progress 2021.
We approach sustainability from a broad, holistic perspective. Our efforts are focused in areas addressed by the United Nations’ Sustainable Development Goals, such as: good health and well-being; quality education; gender equality; climate action; clean water and sanitation; affordable and clean energy; economic growth; reduced inequalities; and responsible consumption and production.
Our fiscal year ends on the Saturday closest to December 31. All references to “2021”, “2020” and “2019” relate to the 52-week fiscal year ended on January 1, 2022, the 53-week fiscal year ended on January 2, 2021 and the 52-week fiscal year ended on December 28, 2019, respectively.
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
Hanes is the largest and most widely recognized brand in our portfolio. Hanes is the number one selling apparel brand in the United States and is found in nine out of 10 U.S. households. The Hanes brand covers all of our product categories, including men’s underwear, women’s panties, children’s underwear, bras, socks, T-shirts, fleece and shapewear. Hanes stands for outstanding comfort, style and value. Hanes is one of the most widely distributed brands in apparel, with a presence across mass merchandise retailers, e-commerce sites, discount stores and department stores. Through collaborations with third parties, the brand has also gained distribution with specialty retailers like Urban Outfitters and in high-end retail establishments like Nordstrom and Bloomingdales.
Champion is our second-largest brand. Founded in Rochester, New York in 1919, Champion has always been known for authentic American style and performance and helped pioneer some of the most important innovations in athleticwear, including reverse weave sweatshirts, mesh practice uniforms and sports bras. Champion athleticwear can be found in sporting goods retailers, e-commerce sites, department stores, college bookstores and specialty retailers, including Urban Outfitters, Zumiez and PacSun, as well as in our own retail locations and our Champion.com website. In addition, Champion has collaborated with designers and other iconic brands around the world, including Hasbro Gaming, General Mills, Muhammad Ali, Sesame Street and Todd Snyder. We believe the Champion brand continues to be a powerful global growth platform for Hanesbrands.
Our global portfolio includes another megabrand with strong heritage and deep household penetration in its respective market. The Bonds brand is over a century old and is Australia’s largest and most well-known innerwear brand, holding the number one position in men’s underwear, women’s panties, children’s underwear, socks, and the baby clothing category. The portfolio also extends to casual apparel, activewear, sleepwear and bras. With a market penetration above 90%, there are over 12 items of Bonds in every Australian household. Historically a wholesale only brand, Bonds now boasts a retail store network of over 140 stores, a thriving e-commerce business and growing omnichannel services making it easier for consumers to interact across multiple direct to consumer formats.

Our portfolio also includes a number of iconic intimate apparel brands. Bali offers a range of bras, panties and shapewear sold in the department store channel and is the number one bra brand in U.S. department stores. Maidenform is America’s number one shapewear brand and has been trusted for stylish, modern bras, panties and shapewear since 1922. Playtex, an iconic American brand, offers a range of full-figure wirefree support bras and is sold everywhere from mass merchandise retailers to department stores.
In addition, we offer a variety of products under the following well-known brands: Bras N Things, JMS/Just My Size, Alternative, Berlei, Wonderbra, Gear for Sports and Comfortwash.
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
The following table summarizes our operating segments by product category:

Segment	Primary Products	Primary Brands
Innerwear	Basics, including men’s underwear, women’s panties, children’s underwear and socks and intimate apparel, such as bras and shapewear	Hanes, Bali, Maidenform, Playtex, Champion, JMS/Just My Size, Bras N Things, Polo Ralph Lauren*

Activewear	T-shirts, fleece, sport shirts, performance T-shirts and shorts, sports bras, thermals and teamwear	Champion, Hanes, Alternative, Gear for Sports, Comfortwash, JMS/Just My Size, Hanes Beefy-T

International	Activewear, men’s underwear, women’s panties, children’s underwear, intimate apparel, socks and home goods	Champion, Bonds, Sheridan, Bras N Things, Hanes, Playtex, Berlei, Wonderbra, Maidenform, Rinbros, Zorba, Sol y Oro, Polo Ralph Lauren*

*	Brand used under a license agreement.
Innerwear
Our Innerwear segment includes core apparel products, such as men’s underwear, women’s panties, children’s underwear, socks and intimate apparel which includes bras and shapewear, sold in the United States, under well-known brands that are trusted by consumers. We are the intimate apparel category leader in the United States with our Hanes, Bali, Maidenform, Playtex, Champion and JMS/Just My Size brands, and we are also the leading manufacturer and marketer of men’s underwear and children’s underwear in the United States under the Hanes, Champion and Polo Ralph Lauren brands. During 2021, net sales from our Innerwear segment were $2.7 billion, representing approximately 40% of total net sales.
Activewear
Our Activewear segment includes activewear products, such as T-shirts, fleece, performance apparel, sport shirts and thermals, sold in the United States. We are a leader in the activewear market through our Champion, Hanes, Alternative and JMS/Just My Size brands, where we sell products such as T-shirts and fleece to both retailers and wholesalers. We license our Champion name for footwear and sports accessories. We also sell licensed logo apparel primarily in the mass retail channel and in collegiate bookstores. During 2021, net sales from our Activewear segment were $1.7 billion, representing approximately 25% of total net sales.
International
Our International segment includes innerwear, activewear and home goods products, sold outside of the United States, that are primarily marketed under the Champion, Bonds, Sheridan, Bras N Things, Hanes, Playtex, Berlei, Wonderbra, Maidenform, Rinbros, Zorba, Sol y Oro, and Polo Ralph Lauren brands. Our Innerwear brands are market leaders across Australia and certain markets in Latin America. In Australia, we hold the number one market share in intimate apparel, and we are also the category leader in men’s underwear. During 2021, net sales from our International segment were $2.1 billion, representing approximately 30% of total net sales. Our largest international markets are Australasia, Europe, Japan, Canada, China, Mexico and Latin America.
The following table summarizes our brands and product categories sold within each international region:

International Country/Region	Primary Products	Primary Brands
Australasia	Basics, including men’s underwear, women’s panties, children’s underwear and socks and intimate apparel, such as bras and shapewear	Bonds, Bras N Things, Berlei
	Activewear	Champion
	Home goods	Sheridan

Europe	Activewear	Champion

Asia	Basics, including men’s underwear, women’s panties, children’s underwear and socks and intimate apparel, such as bras and shapewear	Hanes, Champion, Playtex, Wonderbra, Polo Ralph Lauren*
	Activewear	Champion

Americas (excluding the United States)	Basics, including men’s underwear, women’s panties, children’s underwear and socks and intimate apparel, such as bras and shapewear	Hanes, Wonderbra, Rinbros, Zorba, Sol y Oro
	Activewear	Champion

*	Brand used under a license agreement.
Customers and Distribution Channels
Our products are primarily distributed through our wholesale customers’ stores and websites, as well as through our own stores and websites. In 2021, approximately 70% of our total net sales were in the United States and approximately 30% were outside the United States. Our largest customer is Walmart Inc. (“Walmart”), accounting for 17% of our total net sales in 2021. As is common in the basic apparel industry, we generally do not have purchase agreements that obligate our customers to purchase our products. However, the majority of our key customer relationships have been in place for 10 years or more. Walmart is our only customer with sales that exceeded 10% of our total net sales in 2021, with substantially all Walmart sales reported within our Innerwear and Activewear segments.
Sales to mass merchants in the United States accounted for approximately 21% of our total net sales in 2021 and included all of our product categories under our Hanes, Champion, Playtex, Maidenform and JMS/Just My Size brands, as well as licensed logo apparel. Mass merchants feature high-volume, low-cost sales of basic apparel items along with a diverse variety of consumer goods products, such as grocery and drug products and other hard lines, and are characterized by large retailers, such as Walmart and Target Corporation. Our largest mass merchant customer is Walmart.
Sales to mid-tier and department stores in the United States accounted for approximately 9% of our total net sales in 2021. Mid-tier stores target a higher-income consumer than mass merchants, focus more on sales of apparel items rather than other consumer goods such as grocery and drug products and are characterized by large retailers such as Kohl’s Corporation. We sell all of our product categories in mid-tier stores. Traditional department stores target higher-income consumers and carry more high-end, fashion conscious products than mid-tier stores or mass merchants and tend to operate in higher-income areas and commercial centers. Traditional department stores are characterized by large retailers such as Macy’s, Inc. We sell products in our intimate apparel, underwear, socks and activewear categories through department stores.
Consumer-directed sales in the United States accounted for approximately 17% of our total net sales in 2021. We sell products that span across the Innerwear and Activewear product categories in the e-commerce environment through our owned e-commerce websites and through pure play e-commerce sites, such as Amazon.com. We also sell a range of our products through our retail and value-based outlet stores, as well as through the e-commerce sites of our brick-and-mortar retail customers.
Sales to other customers in the United States represented approximately 23% of our total net sales in 2021. We sell T-shirts, golf and sport shirts and fleece sweatshirts to wholesalers and third-party embellishers primarily under our Hanes, Champion and Hanes Beefy-T brands. We also sell a significant range of our underwear, activewear and socks products under the Champion brand to wholesale clubs, such as Costco Wholesale Corporation, and sporting goods stores, such as DICK’S Sporting Goods Inc. We sell primarily underwear products under the Hanes brands to food, drug and variety stores. We also sell licensed logo apparel in collegiate bookstores. We sell products that span across our Innerwear and Activewear segments to the United States military for sale to servicemen and servicewomen and through discount retailers, such as the Dollar General Corporation.
Internationally, approximately 59% of our net sales were wholesale sales to retailers and 41% of our net sales were consumer-directed sales through our owned retail stores and e-commerce sites. For more information about our sales on a geographic basis, see Note “Geographic Area Information” to our consolidated financial statements included in this Annual Report on Form 10-K.
Manufacturing, Sourcing and Distribution
During 2021, over 65% of the apparel units we sold were from finished goods manufactured through a combination of facilities we own and operate, and facilities owned and operated by dedicated third-party contractors who perform some of the steps in the manufacturing process for us, such as dyeing, cutting and/or sewing. We sourced the remainder of our finished goods from third-party manufacturers who supply us with finished products based on our designs. In making decisions about the location of manufacturing operations and third-party sources of supply, we consider a number of factors, including labor, local operating costs, geopolitical factors, product quality, regional infrastructure, applicable quotas and duties and freight costs. We believe that our balanced approach to product supply, which relies on a combination of owned, contracted and sourced manufacturing located across different geographic regions, increases the efficiency of our operations, reduces product costs and offers customers a reliable source of supply.
Finished Goods That Are Manufactured by Hanesbrands
The manufacturing process for the finished goods that we manufacture begins with raw materials we obtain from suppliers. The principal raw materials in our product categories are cotton and synthetics. Cotton and synthetic materials are typically spun into yarn by our suppliers, which is then knitted into cotton, synthetic and blended fabrics. We source all of our yarn requirements from large-scale domestic and international suppliers. To a lesser extent, we purchase fabric from several domestic and international suppliers in conjunction with our scheduled production. In addition to cotton yarn and cotton-based textiles, we use thread, narrow elastic and trim for product identification, buttons, zippers, snaps and lace. These fabrics are cut and sewn into finished products, either by us or by third-party contractors. We currently operate 32 manufacturing facilities. Most of our cutting and sewing operations are strategically located in Asia, Central America and the Caribbean Basin. Alternate sources of these materials and services are readily available.
Finished Goods That Are Manufactured by Third Parties
In addition to our own manufacturing capabilities, we also source finished goods from third-party manufacturers, also referred to as “turnkey products.” Many of these turnkey products are sourced from international suppliers by our strategic sourcing hubs in Asia.
All contracted and sourced manufacturing must meet our high-quality standards. Further, all contractors and third-party manufacturers must be pre-audited and adhere to our strict supplier and business practices guidelines. These requirements provide strict standards that, among other things, cover hours of work, age of workers, health and safety conditions, freedom of association and conformity with local laws (including wage and hour laws) and Hanesbrands’ standards. Each new supplier must be inspected and agree to comprehensive compliance terms prior to commencing any production on our behalf. We audit compliance with these standards against our 265-question, scored audit protocol using both internal and external audit teams. We are also a fully accredited participating company in the Fair Labor Association. For more information, visit www.HBISustains.com.
Distribution
As of January 1, 2022, we distributed our products from 38 distribution centers. These facilities include 15 facilities located in the United States and 23 facilities located outside the United States, primarily in regions where we sell our products. We internally manage and operate 24 of these facilities, and we use third-party logistics providers who operate the other 14 facilities on our behalf.
Inventory
We believe effective inventory management is key to our success. Because our customers generally do not purchase our products under long-term supply contracts, but rather on a purchase order basis, effective inventory management requires close coordination with the customer base. We seek to ensure that products are available to meet customer demands while effectively managing inventory levels. We employ various types of inventory management techniques that include collaborative forecasting and planning, supplier-managed inventory, key event management and various forms of replenishment management processes. Our supplier-managed inventory initiative is intended to shift raw material ownership and management to our suppliers until consumption, freeing up cash and improving response time. We have demand management planners in our customer management group who work closely with customers to develop demand forecasts that are passed to the supply chain. We also have professionals within the customer management group who coordinate daily with our larger customers to help ensure that our customers’ planned inventory levels are in fact available at their individual retail outlets. Additionally, within our supply chain organization we have dedicated professionals who translate the demand forecast into our inventory strategy and specific production plans. These individuals work closely with our customer management team to balance inventory investment/exposure with customer service targets.
Seasonality and Other Factors
Absent the effects of the COVID-19 pandemic in 2020 and 2021, our operating results are subject to some variability due to seasonality and other factors. For instance, we have historically generated higher sales during the back-to-school and holiday shopping seasons and during periods of cooler weather, which benefits certain product categories such as fleece. Our diverse range of product offerings, however, provides some mitigation to the impact of seasonal changes in demand for certain items. Sales levels in any period are also impacted by customer decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. Media, advertising and promotion expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.
Disruptions to the global supply chain due to factory closures, port congestion, container shortages, trucking capacity shortages, transportation delays and labor shortages may negatively impact product availability, revenue growth and gross margins. We would work to mitigate the impact of the global supply chain disruptions through a combination of cost savings and operating efficiencies, as well as pricing actions, which could have an adverse impact on demand.
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
Product Innovation and Marketing
A significant component of our business strategy is our strong product research and development and innovation capabilities, including the development of new and improved products, including our Tagless apparel platform, Comfort Flex Fit apparel platform, ComfortBlend fabric platform, temperature-control X-Temp fabric platform, FreshIQ advanced odor protection technology fabric platform, SmoothTec fabric technology, Cool Comfort fabric technology, DreamWire underwire technology and Reverse Weave StormShell Fleece fabric technology. Most recently, in 2021 we launched Comfort Flex Fit Total Support Pouch boxer briefs, offering a proprietary, patent-pending pouch construction, including unique breathable mesh inserts to help men feel secure, separated and supported.
Driving innovation platforms across brands and categories is a major element of our business strategy as it is designed to meet key consumer needs and leverage advertising dollars. During 2021, our advertising and promotion expense was approximately $209 million, representing 3.1% of our total net sales compared to $114 million or 1.9% in 2020. The higher advertising and promotion expense resulted from increasing the investment in our brands as part of the implementation of our Full Potential plan. We advertise in consumer and trade publications, television and through digital initiatives including social media, online video and mobile platforms on the Internet. We also participate in cooperative advertising on a shared cost basis with major retailers in print and digital media and television.
Competition
The basic apparel market is highly competitive and rapidly evolving. Competition generally is based upon brand, comfort, fit, style and price. Our businesses face competition today from other large domestic and foreign corporations and manufacturers. In the United States, across our Innerwear and Activewear segments, we compete with Fruit of the Loom, Inc., a subsidiary of Berkshire Hathaway Inc., through its own offerings and those of its Russell Corporation and Vanity Fair Intimates offerings. Other competitors in our Innerwear segment include Victoria’s Secret & Co., Jockey International, Inc. and retailers’ private label offerings. Other competitors in our Activewear segment that we compete with both in the United States and internationally include Gap Inc., Nike, Puma, Adidas, Tommy Hilfiger and Converse. We also compete with many small manufacturers across all of our business segments, including our International segment. Additionally, mass merchant retailers, department stores and other retailers, including many of our customers, market and sell basic apparel products under private labels and controlled brands that compete directly with our brands. Our competitive strengths include our strong brands with leading market positions, our industry-leading innovation, our high-volume, core products focus, our significant scale of operations, our global supply chain and our strong customer relationships. We continually strive to improve in each of these areas.
Intellectual Property
We market our products under hundreds of our own trademarks in the United States and other countries around the world, the most widely recognized of which are Hanes, Champion, Bonds, Bali, Maidenform, Playtex, Sheridan, Bras N Things, JMS/Just My Size, Alternative, Berlei, Wonderbra, Gear for Sports and Comfortwash. Some of our products are sold under trademarks that have been licensed from third parties, such as Polo Ralph Lauren men’s underwear, and licensed apparel for a number of colleges and universities, including the University of Georgia, the University of North Carolina at Chapel Hill, the University of Texas, The Ohio State University and Wake Forest University.
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
Governmental Regulation and Environmental Matters
We are subject to federal, state and local laws and regulations in the United States that could affect our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various environmental laws and regulations. Some of our international businesses are subject to similar laws and regulations in the countries in which they operate. Certain of our products are required to be manufactured in compliance with applicable governmental standards. Our operations also are subject to various international trade agreements and regulations. While we believe that we are in compliance in all material respects with all applicable governmental regulations, current governmental regulations may change or become more stringent or unforeseen events may occur, any of which could have a material adverse effect on our financial position or results of operations.
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
Compliance with government regulations, including environmental regulations, has not had, and based on current information and the applicable laws and regulations currently in effect, is not expected to have a material effect on our capital expenditures (including expenditures for environmental control facilities), earnings or competitive position. However, laws and regulations may be changed, accelerated or adopted that impose significant operational restrictions and compliance requirements upon our Company and which could negatively impact our operating results. See Item 1A - “Risk Factors.”
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
Issues such as climate change, water stress and unethical labor or human rights practices within supply chains pose risks to our business and our ability to produce our products in an ethical and sustainable manner. We assess and evaluate these risks annually as part of our Enterprise Risk Management process, which is overseen by the Audit Committee of our Board of Directors. We also have a dedicated team responsible for managing our global sustainability program. Our Chief Executive Officer is responsible for setting overall business strategy, including our commitment to sustainability. He directly oversees our Sustainability Executive Steering Committee which has ultimate management oversight of our global sustainability program and meets quarterly to assess the program’s effectiveness. To drive the program across our entire organization on a global basis, we have also put in place a Global Sustainability Consortium made up of over 50 associates from multiple countries and functional areas who are responsible for executing our global sustainability initiatives and goals.
We approach sustainability from a broad, holistic perspective and focus our efforts in areas addressed by the United Nations’ Sustainable Development Goals, such as: good health and well-being; quality education; gender equality; climate action; clean water and sanitation; affordable and clean energy; economic growth; reduced inequalities; and responsible consumption and production. In late 2020, we continued our commitment to making the world a more comfortable, livable and inclusive place by establishing new, wide-ranging 2025/2030 global sustainability goals and launching a new sustainability website www.HBISustains.com. This website is designed to increase our transparency and reporting on key metrics and will be updated yearly to track progress against our long-term goals. Key highlights of our 2030 global sustainability goals include:
•People: By 2030, improve the lives of at least 10 million people through health and wellness programs, diversity and inclusion initiatives, improved workplace quality, and philanthropic efforts that improve local communities.
•Planet: By 2030, significantly reduce greenhouse gas emissions to align with science-based targets, reduce water use by 25%, use 100% renewable electricity in company-owned operations, and bring landfill waste to zero.
•Product: At an even quicker pace, eliminate all single-use plastics (or ensure that those not eliminated are commonly recyclable or compostable) and reduce packaging weight by 25%, while also moving to 100% recycled or degradable polyester and sustainably sourced cotton.
We have made excellent progress against these goals, and these efforts build upon our long-standing commitment to sustainability. Hanesbrands earned a peer-leading A- score in the 2021 CDP Climate Change Report (the top 6% of the 13,000 global companies rated), and has been a U.S. Environmental Protection Agency Energy Star Sustained Excellence Award winner for 12 consecutive years. In late 2021, we submitted new science-based greenhouse gas goals to the Science-Based Targets Initiative which call for an additional 50% reduction in direct emissions and 30% reduction in indirect emissions by 2030. We are also members of the Fair Labor Association, and the Sustainable Apparel Coalition and we have been recognized for our socially responsible business practices by such organizations as social compliance rating group , Baptist World Aid, the United Way, Codespa, Corporate Responsibility magazine and others.
Human Capital Management
Employees and Labor Relations
As of January 1, 2022, we had approximately 59,000 employees, over 88% of whom (approximately 52,000) are located outside the United States. Over 83% of our workforce (approximately 49,000 employees) is employed in our large-scale supply chain facilities located primarily in Central America, the Caribbean Basin and Asia. Over 95% of our workforce (approximately 57,000 employees) consists of full-time employees. As of January 1, 2022, five employees in the United States were covered by collective bargaining agreements. A significant portion of our employees based in foreign countries are represented by works councils or unions or are subject to trade-sponsored or governmental agreements. We believe our relationships with our employees are good.
Health and Safety
We prioritize the health and safety of our employees. We have created and implemented processes and training programs to maintain safe and healthy work environments in our offices, manufacturing facilities, distribution centers and retail stores, and we review and monitor our performance closely. During the year ended January 1, 2022, our Occupational Safety and Health Administration ("OSHA") recordable rate was 0.30, a decrease of 12% compared to the prior year. In response to the COVID-19 global pandemic, we enhanced our health and safety operating procedures by, among other things:
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
Diversity and Inclusion
As a global company operating in more than 30 countries on six continents, our employees represent different backgrounds, ethnicities, cultures, religions, genders, sexual orientations and ages. We believe these different perspectives strengthen our business and we strive to build an inclusive culture. As of January 1, 2022, our global workforce was approximately 33% male and 67% female, and of our domestic workforce, our employees were approximately 53% white, approximately 23.5% Black or African American, approximately 14% Hispanic, approximately 3.4% Asian, approximately 0.7% American Indian or Alaskan Native and approximately 2.7% two or more races. We have made rapid progress in diversity and inclusion, and we are committed to doing more. In 2021, we launched aggressive diversity goals, aiming for at least 25% representation of people of color and 50% women at the senior manager and above levels within our U.S. workforce.
Talent Development
Our talent strategy is focused on attracting the best talent, recognizing and rewarding their performance, and continually developing, engaging and retaining them. We regularly review succession plans and conduct annual assessments to identify talent needs, assess how we are positioned from a talent perspective, and prioritize actions to identify and develop talent. We also cultivate a learning environment that drives individual and business results by developing employees to reach their full potential. HBI University, our global learning platform, provides employees with access to thousands of e-learning courses, as well as instructor-led and virtual courses to strengthen technical skills, leadership, productivity, business acumen and soft skills. During 2021, over 80,000 micro-learning and other online courses were completed globally and over 1,000 people attended in-person or virtual learning sessions in the United States. In addition, world-class management and leadership development programs in our large manufacturing hubs in Central America, the Caribbean Basin and Asia provide the foundational skills required for key talent and rising managers in our global supply chain and develop capacities for current and future leaders of the organization.
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
Risks Related to the COVID-19 Global Pandemic
The coronavirus disease (COVID-19) global pandemic has had and is expected to continue to have an adverse impact on our business.
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
The COVID-19 global pandemic has significantly impacted economic activity and markets throughout the world. In response, governmental authorities in certain jurisdictions have implemented numerous measures in an attempt to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The nature and the scope of these actions, as well as decisions we have made to protect the health and safety of our employees, consumers and communities, vary from jurisdiction to jurisdiction, but have adversely impacted our financial results and may continue to do so in the future. We may face additional store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions including public health directives, quarantine policies or social distancing measures. In addition, many of our customers, including significant customers in our wholesale distribution channels, may close many of their stores, which will adversely impact our revenues from these customers. As a result, our financial results could be materially adversely impacted.
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
The COVID-19 pandemic also has the potential to significantly impact our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages. Current vessel, container and other transportation shortages, labor shortages and port congestion globally have delayed and are expected to continue to delay inventory orders and, in turn, deliveries to our wholesale customers and availability in our company-operated stores and e-commerce sites. We have incurred higher freight and other distribution costs, including air freight, to mitigate these delays. We are also seeing negative impacts to pricing of certain components of our products as a result of the COVID-19 pandemic. In the event we increase prices of our products, there can be no assurance that consumers will accept such increases, which could adversely impact our financial results.
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

Strategic Risks
Our future success depends in part on our ability to successfully implement our strategic plan and achieve our global business strategies, including our Full Potential plan.
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
Our business is susceptible to risks associated with climate change, including through disruption to our supply chain and the productivity of our contract manufacturing, potentially impacting the production and distribution of our products and availability and pricing of raw materials. Large portions of the our supply chain are located in Central America and the Caribbean, where there has been a steady surge of hurricanes in recent years. Increased frequency and intensity of weather events (such as storms and floods) due to climate change could also lead to more frequent store closures and/or lost sales as customers prioritize basic needs.
In many countries, governmental bodies are enacting new or additional legislation and regulations to reduce or mitigate the potential impacts of climate change. If we, our suppliers, or our contract manufacturers are required to comply with these laws and regulations, or if we choose to take voluntary steps to reduce or mitigate our impact on climate change, we may experience increased costs for energy, production, transportation, and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, which could adversely impact our operations. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.
There is also increased focus from our stakeholders, including consumers, employees and investors, on corporate responsibility matters. Although we have announced our corporate sustainability strategy and 2025/2030 sustainability goals on our sustainability website, www.HBISustains.com, there can be no assurance that our stakeholders will agree with our strategy or that we will be successful in achieving our goals. Failure to implement our strategy or achieve our goals could damage our reputation, causing our investors or consumers to lose confidence in our company and brands, and negatively impact our operations. Even if we are able to achieve our 2025/2030 sustainability goals, our business will continue to remain subject to risks associated with climate change.
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
In 2021, our top 10 customers accounted for approximately 45% of our total net sales. Our top customer, Walmart, accounted for 17% of our total net sales in 2021. We expect that these customers will continue to represent a significant portion of our net sales in the future. Moreover, our top customers are the largest market participants in our primary distribution channels across all of our product lines. We generally do not enter into purchase agreements that obligate our customers to purchase our products, and as a result, most of our sales are made on a purchase order basis. A decision by any of our top customers to significantly decrease the volume of products purchased from us could substantially reduce revenues and may have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, if any of our customers devote less selling space to apparel products in general or our products specifically, our sales to those customers could be reduced even if we maintain our share of their apparel business.

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
We had approximately 59,000 employees worldwide as of January 1, 2022, and our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to United States or foreign employment regulations.
We had approximately 59,000 employees worldwide as of January 1, 2022, approximately 52,000 of whom were outside of the United States. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. A significant increase in minimum wage or overtime rates in countries where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our margins.
In addition, a significant number of our international employees are members of labor organizations or are covered by collective bargaining agreements. If there were a significant increase in the number of our employees who are members of labor organizations or become parties to collective bargaining agreements, we would become vulnerable to a strike, work stoppage or other labor action by these employees that could have an adverse effect on our business.

Financial Risks
Significant fluctuations and volatility in the price of various input costs, such as cotton and oil-related materials, utilities, freight and wages, may have a material adverse effect on our business, results of operations, financial condition and cash flows.
Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, we have recently experienced significant inflation in labor, materials and shipping costs. The cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, including cotton, dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Similarly, a significant portion of our products are manufactured in other countries and declines in the value of the U.S. dollar may result in higher manufacturing costs. In addition, sudden decreases in the costs for materials may result in the cost of inventory exceeding the cost of new production, which could result in lower profitability, particularly if these decreases result in downward price pressure. If, in the future we incur volatility in the costs for materials and labor that we are unable to offset through price adjustments or improved efficiencies, or if our competitors’ unwillingness to follow our price changes results in downward price pressure, our business, results of operations, financial condition and cash flows may be adversely affected.
Due to the extensive nature of our foreign operations, fluctuations in foreign currency exchange rates could negatively impact our results of operations.
A significant percentage of our total revenues (approximately 30% in 2021) is derived from markets outside the United States. We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase many of our raw materials, pay a portion of our wages and make other payments to participants in our supply chain in foreign currencies. As a result, when the U.S. dollar weakens against any of these currencies, our cost of sales could increase substantially. Outside the United States, we may pay for materials or finished products in U.S. dollars, and in some cases a strengthening of the U.S. dollar could effectively increase our costs where we use foreign currency to purchase the U.S. dollars we need to make such payments. Changes in foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows. We are also exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of operating results and financial position of our foreign subsidiaries.
We use forward foreign exchange contracts, cross-currency swap contracts and nonderivative financial instruments to hedge material exposure to adverse changes in foreign currency exchange rates. However, no hedging strategy can completely insulate us from foreign exchange risk.
Our balance sheet includes a significant amount of intangible assets and goodwill. A decline in the estimated fair value of an intangible asset or of a business unit could result in an asset impairment charge, which would be recorded as a noncash expense in our Consolidated Statements of Income.
Goodwill, trademarks and other identifiable intangible assets must be tested for impairment at least annually. The fair value of the goodwill assigned to a business unit could decline if projected revenues or cash flows were to be lower in the future due to effects of the global economy or other causes. If the carrying value of intangible assets or of goodwill were to exceed its estimated fair value, the asset would be written down to its fair value, with the impairment loss recognized as a noncash charge in the Consolidated Statements of Income.
As of January 1, 2022, we had approximately $1.1 billion of goodwill and $1.2 billion of trademarks and other identifiable intangible assets on our balance sheet, which together represent 33% of our total assets. During the first quarter of 2021, we recorded an impairment charge of $7 million in continuing operations on an indefinite-lived trademark which is reflected in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income. This charge relates to the full impairment of an indefinite-lived trademark related to a specific brand within the European Innerwear business that was excluded from the disposal group as it is not being marketed for sale. We intend to exit this brand subsequent to the sale of the European Innerwear business.
We are subject to certain risks as a result of our indebtedness.
Our indebtedness primarily includes (i) our senior secured credit facility (the “Senior Secured Credit Facility”), which includes a $1 billion revolving loan facility (the “Revolving Loan Facility”), a portion of which is available to be borrowed in Euros or Australian dollars, and a $1 billion term loan facility (the “Term Loan Facility”), (ii) our $900 million 4.625% Senior Notes due 2024 (the “4.625% Senior Notes”), (iii) our $900 million 4.875% Senior Notes due 2026 (the “4.875% Senior Notes”), (iv) our €500 million 3.5% Senior Notes due 2024 (the “3.5% Senior Notes”, and together with the 4.625% Senior

Notes and the 4.875% Senior Notes, the “Senior Notes”) and (v) our accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”), which permits borrowings up to $175 million.
The Senior Secured Credit Facility contains restrictions that affect, and in some cases significantly limit or prohibit, among other things, our ability to borrow funds, pay dividends or make other distributions, make investments, engage in transactions with affiliates, or create liens on our assets. Covenants in the Senior Secured Credit Facility and the Accounts Receivable Securitization Facility require us to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization), or leverage ratio. At our option, we may add one or more tranches of term loans or increase the commitments under the Revolving Loan Facility so long as certain conditions are satisfied, including, among others, that no default or event of default is in existence, we are in pro forma compliance with the financial covenants set forth in the Senior Secured Credit Facility and our senior secured leverage ratio is not greater than 3.50 to 1.00 on a pro forma basis after giving effect to the incurrence of such indebtedness. The indentures governing the Senior Notes also restrict our ability to incur additional secured indebtedness in an amount that exceeds the greater of (a) $3.0 billion or (b) the amount that would cause our consolidated secured net debt ratio to exceed 3.25 to 1.00, as well as certain other customary covenants and restrictions. These restrictions and covenants could limit our ability to obtain additional capital in the future to fund capital expenditures or acquisitions, meet our debt payment obligations and capital commitments, fund any operating losses or future development of our business affiliates, obtain lower borrowing costs that are available from secured lenders or engage in advantageous transactions that monetize our assets or conduct other necessary or prudent corporate activities. Any failure to comply with these covenants and restrictions could result in an event of default that accelerates the maturity of our indebtedness and increases the interest rate on the outstanding principal amount under such facilities, resulting in an adverse effect on our business.
The lenders under the Senior Secured Credit Facility have received a pledge of substantially all of our existing and future direct and indirect U.S. subsidiaries and certain foreign subsidiaries, with certain customary or agreed-upon exceptions for certain subsidiaries. Additionally, these lenders generally have a lien on substantially all of our assets and the assets of our U.S. subsidiaries and certain other foreign subsidiaries, with certain exceptions. The financial institutions that are party to the Accounts Receivable Securitization Facility have a lien on certain of our domestic accounts receivable. As a result of these pledges and liens, if we fail to meet our payment or other obligations under the Senior Secured Credit Facility, the lenders under that facility will be entitled to foreclose on substantially all of our assets and, at their option, liquidate these assets, and if we fail to meet our repayment or other obligations under the Accounts Receivable Securitization Facility, the secured parties under that facility will be entitled to take control of our accounts receivable pledged to them and all collections on those receivables, and direct our obligors to make payment on such receivables directly to the secured parties, which in each case would adversely impact the operations of our business.
Borrowings under our Senior Secured Credit Facility bear interest at a variable rate based on, at our option, either the London Interbank Offered Rate (“LIBOR”) or an alternative base rate (both as defined in the Senior Secured Credit Facility), or the appropriate LIBOR benchmark for non-U.S. dollar borrowings, plus, in each case, an applicable margin.
Market returns could have a negative impact on the return on plan assets for our pension, which may require significant funding.
The plan assets of our pension plans, which had a return of approximately 8% during 2021 and a return of approximately 10% during 2020, are invested mainly in domestic and international equities, bonds, hedge funds and real estate. We are unable to predict the variations in asset values or the severity or duration of any disruptions in the financial markets or adverse economic conditions in the United States, Europe and Asia. The funded status of these plans, and the related cost reflected in our consolidated financial statements, are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006 (the “Pension Protection Act”), losses of asset values may necessitate increased funding of the plans in the future to meet minimum federal government requirements. Under the Pension Protection Act funding rules, our U.S. qualified pension plan is approximately 97% funded as of December 1, 2021. Any downward pressure on the asset values of these plans may require us to fund obligations earlier than we had originally planned, which would increase our pension expense and have a negative impact on cash flows from operations.
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
During 2021, net sales from our International segment were $2.1 billion, representing approximately 30% of total net sales. In addition, a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, unexpected changes in tariffs, taxes or regulatory requirements, and political unrest and corruption.
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
Our effective tax rate could be volatile and materially change as a result of the adoption of new tax legislation and other factors.
A change in tax laws is one of many factors that impact our effective tax rate. The U.S. Congress and other government agencies in jurisdictions where we do business have had an extended focus on issues related to the taxation of multinational corporations. As a result, the tax laws in the U.S. and other countries in which we do business could change, and any such changes could adversely impact our effective tax rate, financial condition and results of operations.
The Organization for Economic Co-operation and Development, an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles. These proposals, if finalized and adopted by the associated countries, will likely increase tax uncertainty and may adversely affect our provision for income taxes.
The current U.S. presidential administration could enact changes in tax laws that could negatively impact our effective tax rate. Prior to the U.S. presidential election, President Biden proposed an increase in the U.S. corporate income tax rate, an increase in the rate of tax on certain earnings of foreign subsidiaries, the creation of a penalty on certain imports and a minimum tax on worldwide book income. Additionally, the proposed changes included significant provisions related to the deductibility of interest. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact to our effective tax rate.
Our balance sheet includes a significant amount of deferred tax assets. Changes in our effective tax rate or tax liability may adversely affect our operating results.
As of January 1, 2022, we had approximately $268 million of net deferred tax assets on our balance sheet, which represents approximately 4% of our total assets. Deferred tax assets relate to temporary differences (differences between the assets and liabilities in the consolidated financial statements and the assets and liabilities in the calculation of taxable income) including net operating losses. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits associated with the deferred tax assets will not be realized. Changes in effective tax rates and the assumptions and estimates we have made, as well as our ability to generate sufficient future taxable income in certain jurisdictions, could result in a write-down of deferred tax assets or otherwise materially affect our tax obligations or effective tax rate, which could negatively affect our financial condition and results of operations.
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
Many of our brands have worldwide recognition, and our financial success is directly dependent on the success of our brands. The success of a brand can suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers. Our results could also be negatively impacted if one of our brands suffers substantial harm to its reputation due to a significant product recall, product-related litigation or the sale of counterfeit products. For example, biotechnology-derived substances, such as bisphenol A ("BPA") is listed as a hazardous chemical under California’s Safe Water and Toxic Environment Act and we have recently been named in a lawsuit concerning the presence of BPA in certain of our products. To that end, any additional actual or threatened legal actions against us or other companies in our industry regarding the alleged presence of BPA or other similar substances in our products, whether or not justified, could contribute to a perceived safety risk about our products and adversely impact sales or otherwise disrupt our business. Brand value could diminish significantly due to a number of factors, including changing consumer attitudes regarding social issues and consumer perception that we have acted in an irresponsible manner. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative or inaccurate postings or comments on social media or networking websites about our company, its practices or one of its brands could generate adverse publicity that could damage the reputation of our brands.
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

Name	Age	Positions
Stephen B. Bratspies	54	Chief Executive Officer
Michael P. Dastugue	57	Chief Financial Officer
M. Scott Lewis	51	Chief Accounting Officer and Controller
Michael E. Faircloth	56	Group President, Global Operations
Jonathan Ram	54	Group President, Global Activewear
Joseph W. Cavaliere	59	Group President, Global Innerwear
Tracy M. Preston	55	General Counsel, Corporate Secretary and Chief Compliance Officer
Greg L. Hall	51	Chief Consumer Officer
Kristin L. Oliver	49	Chief Human Resources Officer
Stephen B. Bratspies has served as our Chief Executive Officer since August 2020. Immediately prior to joining the Company, Mr. Bratspies served as Chief Merchandising Officer since 2015 for Walmart, a publicly traded multinational retail company that operates a chain of supercenters, discount stores, grocery stores and warehouse clubs. He served in various capacities at Walmart since 2005, including as Executive Vice President, Food from 2014 to 2015 and as Executive Vice President, General Merchandise from 2013 to 2014.
Michael P. Dastugue has served as our Chief Financial Officer since May 2021. Prior to joining the Company, Mr. Dastugue served as Executive Vice President and Chief Financial Officer of the Walmart U.S. segment of Walmart from 2015 to 2021. Prior to that role and since 2013, he served as Executive Vice President and Chief Financial Officer of Walmart’s Sam’s Club segment. Mr. Dastugue also served as Executive Vice President and Chief Financial Officer of U.S. department store chain J.C. Penney Company from 2011 to 2012.
M. Scott Lewis has served as our Chief Accounting Officer and Controller since 2015 and served as our Interim Chief Financial Officer from January 2020 to May 2021. Mr. Lewis joined the Company in 2006 as Director, External Reporting and was promoted in 2011 to Vice President, External Reporting, promoted in 2013 to Vice President, Financial Reporting and Accounting, and promoted in December 2013 to Vice President, Tax. Prior to joining the Company, Mr. Lewis served as senior manager with the accounting, audit and tax consulting firm KPMG.
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
Joseph W. Cavaliere has served as our Group President, Global Innerwear since February 2021. Mr. Cavaliere joined the Company from C&S Wholesale Grocers, a wholesale grocery supply company, where he was President and General Manager of the company’s retail chain division during 2020 and Chief Commercial Officer from 2018 to 2020. Prior to C&S Wholesale Grocers, he served as President and Transformation Lead at Newell Brands Inc., a global consumer products company, from 2017 to 2018 and as President and Chief Customer Officer from 2012 to 2017. Before that, Mr. Cavaliere was Executive Vice President of Customer Development at Unilever PLC, a multinational consumer goods company from 2008 to 2012 and was Senior Vice President from 2005 to 2008. He also served as Executive Vice President of Sales at Kraft Foods from 2002 to 2005, and held a number of other leadership positions in more than 20 years with the company.

Tracy M. Preston has served as our General Counsel, Corporate Secretary and Chief Compliance Officer since March 2021. Ms. Preston joined the Company from The Neiman Marcus Group, where she was executive vice president, chief legal officer, corporate secretary and chief compliance officer. Prior to joining Neiman Marcus in 2013, Preston worked for Levi Strauss & Co., where she held a number of senior legal positions, including chief counsel, global supply chain; chief compliance officer; and chief counsel, global human resources and litigation. Earlier in her career, Tracy was a partner at Orrick Herrington and Sutcliffe, an international law firm founded in San Francisco.
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
We own and lease properties supporting our administrative, manufacturing, distribution and direct retail activities. As of January 1, 2022, we owned and leased properties in 30 countries, including 32 manufacturing facilities and 38 distribution centers, as well as office facilities. The leases for these properties expire between 2022 and 2057, with the exception of some seasonal warehouses that we lease on a month-by-month basis. As of January 1, 2022, we also operated 216 retail and direct outlet stores in the United States and the Commonwealth of Puerto Rico and 626 retail and outlet stores internationally, most of which are leased under five-year, renewable lease agreements and several of which are leased under 10-year agreements. We believe that our facilities, as well as equipment, are in good condition and meet our current business needs.
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
Our products are manufactured through a combination of facilities we own and operate and facilities owned and operated by third-party contractors who perform some of the steps in the manufacturing process for us, such as cutting and/or sewing. We source the remainder of our finished goods from third-party manufacturers who supply us with finished products based on our designs. Our largest manufacturing facilities include an approximately 1.1 million square-foot owned facility located in San Juan Opico, El Salvador and an approximately 600,000 square-foot owned facility located in Bonao, Dominican Republic. We distribute our products from 38 distribution centers. These facilities include 15 facilities located in the United States and 23 facilities located outside the United States in regions where we manufacture our products. Our largest distribution facilities include an approximately 1.3 million square-foot leased facility located in Perris, California, an approximately 900,000 square-foot leased facility located in Rural Hall, North Carolina and an approximately 700,000 square-foot owned facility located in Martinsville, Virginia.
The following table summarizes the properties primarily used by our segments as of January 1, 2022:

	Owned Square Feet	Leased Square Feet	Total
Properties by Segment(1)
Innerwear	2,941,600	6,085,756	9,027,356
Activewear	1,721,730	3,077,876	4,799,606
International	284,756	3,727,090	4,011,846
Other	303,445	946,214	1,249,659
Totals	5,251,531	13,836,936	19,088,467

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
Holders of Record
On February 4, 2022, there were 13,507 holders of record of our common stock.
Issuer Repurchases of Equity Securities
We did not repurchase any of our common stock during the quarter or the year ended January 1, 2022.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the comparable cumulative return of the S&P 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Index. The graph assumes that $100 was invested in our common stock and each index on December 31, 2016. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of January 1, 2022:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (1)
	(amounts in thousands, except per share data)
Plan Category
Equity compensation plans approved by security holders	3,123	$1.38	22,673
Equity compensation plans not approved by security holders	—	—	—
Total	3,123	$1.38	22,673

(1)The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 16,469 shares available under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) and 6,204 shares available under the Hanesbrands Inc. Employee Stock Purchase Plan of 2006.
(2)As of January 1, 2022, we had 250 outstanding options, warrants and rights that could be exercised for consideration. The weighted average exercise price of outstanding options, warrants and rights excluding those that can be exercised for no consideration is $17.18.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K and included elsewhere in this Annual Report on Form 10-K.
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
•2021 Highlights. This section discusses some of the highlights of our performance and activities during 2021.
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
•Recently Issued Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting pronouncements that were adopted during 2021 and that we will be required to adopt in a future period.

Overview
Our Company
Hanesbrands Inc. is a socially responsible leading marketer of everyday basic innerwear and activewear apparel in the Americas, Australasia, Europe and Asia under some of the world’s strongest apparel brands, including Hanes, Champion, Bonds, Bali, Maidenform, Playtex, Bras N Things, JMS/Just My Size, Alternative, Berlei, Wonderbra, Gear for Sports and Comfortwash. We design, manufacture, source and sell a broad range of basic apparel such as T-shirts, bras, panties, shapewear, underwear, socks and activewear produced in our low-cost global supply chain. Our brands hold either the number one or number two market position by units sold in many of the product categories and geographies in which we compete.
Our Segments
Our operations are managed and reported in three operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear and International. These segments are organized principally by product category and geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. Other consists of our U.S.-based outlet stores, U.S. Sheer Hosiery business and certain sales from our supply chain to the European Innerwear business. In the fourth quarter of 2021, we reached the decision to divest our U.S. Sheer Hosiery business, including the L’eggs brand, as part of our strategy to streamline our portfolio under our Full Potential plan. See Note “Assets and Liabilities Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
The reportable segments are as follows:
•Innerwear includes sales in the United States of basic branded apparel products that are replenishment in nature under the product categories of men’s underwear, women’s panties, children’s underwear and socks, and intimate apparel, which includes bras and shapewear. Innerwear also includes sales in the United States of personal protective equipment (“PPE”) including products such as cloth face coverings and gowns in 2020.

•Activewear includes sales in the United States of branded products that are primarily seasonal in nature to both retailers and wholesalers, as well as licensed sports apparel and licensed logo apparel.
•International primarily includes sales of our innerwear and activewear products, including PPE in 2020, outside the United States, primarily in Australasia, Europe, Asia, Canada and Latin America.
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
The COVID-19 pandemic has impacted our business operations and financial results, as described in more detail under “Consolidated Results of Operations - Year Ended January 1, 2022 (“2021”) Compared with Year Ended January 2, 2021 (“2020”)” and “Consolidated Results of Operations - Year Ended January 2, 2021 (“2020”) Compared with Year Ended December 28, 2019 (“2019”)” below, primarily through reduced traffic and closures of Company-operated and third-party retail locations for portions of each of 2021 and 2020 in certain markets and global supply chain disruptions in both periods. Global supply chain disruptions primarily due to port congestion, transportation delays as well as labor and container shortages have resulted in higher operating costs and higher levels of inflation. The future impact of the COVID-19 pandemic remains highly uncertain, and our business and results of operations, including our net revenues, earnings and cash flows, could continue to be adversely impacted. See “The coronavirus disease (COVID-19) global pandemic has had and is expected to continue to have an adverse impact on our business.” in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.
Outlook for 2022
We estimate our 2022 guidance as follows:
•Net sales of approximately $7.00 billion to $7.15 billion, net of approximately $100 million of unfavorable foreign exchange impact;
•Operating profit of approximately $780 million to $850 million, net of approximately $14 million of unfavorable foreign exchange impact ;
•Full Potential plan-related charges of approximately $60 million included in operating profit;
•Interest expense and other expenses of approximately $142 million combined;
•An effective tax rate from continuing operations of approximately 17%;
•Diluted earnings per share from continuing operations of approximately $1.50 to $1.67;
•Cash flow from operating activities of approximately $500 million to $550 million; and
•Capital expenditures of approximately $150 million to $175 million.
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
Our costs for cotton yarn, cotton-based textiles and cotton-based products sourced from third-party suppliers vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, the impacts of climate change, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary yarn suppliers in an attempt to protect our business from the volatility of the market price of cotton. Under our agreements with these suppliers, we have the ability to periodically fix the cotton cost component of our yarn purchases. When we elect to fix the cotton cost component under these agreements, interim fluctuations in the price of cotton do not impact the price we pay for the specified volume of yarn. The yarn suppliers bear the risk of cotton fluctuations for the yarn volume specified and it is their responsibility to procure the cotton at the agreed upon pricing through arrangements they make with their cotton suppliers. However, our business can be affected by dramatic movements in cotton prices. The cost of cotton used in our products, which includes the cost of cotton used in goods manufactured by us, as well as the cotton content in yarn, textiles and turnkey products we purchase from third-party suppliers, as a percentage of our cost of sales was in the high single digits in 2021. Costs incurred today for materials and labor, including cotton, typically do not impact our results until the inventory is sold approximately six to nine months later.
Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, including cotton, dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Disruptions to the global supply chain due to factory closures, port congestion, container shortages, trucking capacity shortages, transportation delays and labor shortages may negatively impact product availability, revenue growth and gross margins. We would work to mitigate the impact of the global supply chain disruptions through a combination of cost savings and operating efficiencies, as well as pricing actions, which could have an adverse impact on demand. Costs incurred for materials and labor are capitalized into inventory and impact our results as the inventory is sold. In addition, a significant portion of our products are manufactured in countries other than the United States and declines in the value of the U.S. dollar may result in higher manufacturing costs. Increases in inflation may not be matched by growth in consumer income, which also could have a negative impact on spending.
Other Business and Industry Trends
The basic apparel market is highly competitive and rapidly evolving. Competition generally is based upon brand, comfort, fit, style, innovation and price. The majority of our core styles continue from year to year, with variations only in color, fabric or design details. Some products, however, such as intimate apparel and activewear, do have more of an emphasis on style. Our businesses face competition today from other large domestic and foreign corporations and manufacturers, as well as smaller companies, department stores, specialty stores and other retailers that market and sell basic apparel products under private labels that compete directly with our brands.
In 2021, our top 10 customers accounted for approximately 45% of our total net sales. Our top customer, Walmart, accounted for 17% of our total net sales in 2021. The increasing bargaining power of retailers can create pricing pressures as our customers grow larger and seek greater concessions in their purchase of our products, while also demanding exclusivity with respect to some of our products. To counteract these effects, it has become increasingly important to leverage our national brands through investment in our largest and strongest brands as our customers strive to maximize their performance especially in today’s challenging retail economic environment. Brands are important in our core categories to drive traffic and project the quality and value our customers demand.
Consumers are increasingly embracing shopping online through e-commerce platforms. As a result, an increasing portion of our revenue across all channels is being generated online through e-commerce platforms. We are continuing to develop and expand our omnichannel capabilities to allow a consumer to use more than one channel when making a purchase, including in-store, at one of our retail or outlet stores or those of our retail partners, online or with a mobile device, through one of our branded websites, the website of one of our retail partners, or an online retailer, such as Amazon.com. In addition to broadening our assortment of product offerings across all online channels, we are also increasing the proportion of our media budget dedicated to digital marketing.
Foreign Exchange Rates
Changes in exchange rates between the U.S. dollar and other currencies can impact our financial results in two ways; a translation impact and a transaction impact. The translation impact refers to the impact that changes in exchange rates can have on our published financial results. Similar to many multi-national corporations that publish financial results in U.S. dollars, our revenue and profit earned in local foreign currencies is translated back into U.S. dollars using an average exchange rate over the representative period. A period of strengthening in the U.S. dollar has a negative impact to our published financial results (because it would take more units of a local currency to convert into a dollar). The opposite is true during a period of weakening in the U.S. dollar. Our biggest foreign currency exposures are the Australian dollar and the Euro. We use cross-currency swap contracts and nonderivative financial instruments to minimize material foreign currency translation exposures.
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

Our Key Business Strategies
Our business strategy integrates our brand superiority, industry-leading innovation and low-cost global supply chain to provide higher value products while lowering production costs. We operate in the global innerwear and global activewear apparel categories. These are stable, heavily branded categories where we have a strong consumer franchise based on a global portfolio of industry-leading brands that we have built over multiple decades, through hundreds of millions of direct interactions with consumers. Our multi-year growth strategy (“Full Potential plan”) focuses on four pillars to drive growth and enhance long-term profitability and identifies the initiatives to unlock growth. Our four pillars of growth are to grow the Champion brand globally, drive growth in Innerwear with brands and products that appeal to younger consumers, build e-commerce excellence across channels and streamline our global portfolio. In order to deliver this growth and create a more efficient and productive business model, we have launched a multi-year cost savings program intended to self-fund the investments necessary to achieve the Full Potential plan’s objectives. We remain highly confident that our strong brand portfolio, world-class supply chain and diverse category and geographic footprint will help us unlock our full potential, deliver long-term growth and create stockholder value.
In the first quarter of 2021, we announced that as part of our Full Potential plan, we were exploring alternatives for our European Innerwear business and subsequently reached the decision to exit this business. We determined that our European Innerwear business met held-for-sale and discontinued operations accounting criteria at the end of the first quarter of 2021. Accordingly, we began to separately report the results of our European Innerwear business as discontinued operations in our Consolidated Statements of Income, and to present the related assets and liabilities as held for sale in the Consolidated Balance Sheets. See Note “Assets and Liabilities Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. On November 4, 2021, we announced that we reached an agreement to sell our European Innerwear business to an affiliate of Regent, L.P., pending the completion of consultation with the European and French works councils representing employees of the European Innerwear business and customary closing conditions. Under the agreement, the purchaser will acquire all of the assets and operating liabilities of the European Innerwear business for a purchase price of one Euro, subject to a post-closing adjustment to reflect any deviation at closing from a normalized level of working capital. Under the agreement, there is also a potential earnout due to us based on future performance. The transaction is expected to close in the first quarter of 2022.
In addition, in the fourth quarter of 2021, we reached the decision to divest our U.S. Sheer Hosiery business, including the L’eggs brand, as part of our strategy to streamline our portfolio under our Full Potential plan. We determined that our U.S. Sheer Hosiery business met held-for-sale accounting criteria in the fourth quarter of 2021, and the related assets and liabilities are presented as held for sale in the Consolidated Balance Sheets at January 1, 2022. The operations of our U.S. Sheer Hosiery business are reported in “Other” for all periods presented in Note “Business Segment Information” to our consolidated financial statements included in this Annual Report on Form 10-K. We are currently exploring potential purchasers for this business and expect to complete the sale of this business within one year. See Note “Assets and Liabilities Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
We seek to generate strong cash flow through effectively optimizing our capital structure and managing working capital levels. Our capital allocation strategy is to deploy our significant, consistent cash flow effectively to generate the best long-term returns for our shareholders. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization excluding restructuring and other action-related costs and stock compensation expense. Net debt is defined as total debt less cash and cash equivalents. Our strategy is to use our cash flow from operations to first fund capital investments and dividends. When we are within our targeted leverage range, we intend to use excess free cash flow, which is defined as cash flow from operations less capital expenditures and dividends, for share repurchases, as permitted under our Senior Secured Credit Facility.
Tax Expense
As a global company, we are subject to income taxes and file income tax returns in more than 100 domestic and foreign jurisdictions each year. For the year ended January 1, 2022, a substantial majority of our foreign income was earned by our manufacturing and sourcing operations in El Salvador, Hong Kong, Dominican Republic, Honduras and Thailand. The relatively lower effective tax rates in these jurisdictions as a result of favorable local tax regimes and various free trade zone agreements significantly reduced our consolidated effective tax rate. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower effective tax rates and higher than anticipated in countries where we have higher effective tax rates, or by changes in tax laws or regulations.
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
As of January 1, 2022, we have continued to evaluate our global capital allocation strategy and assertions made with respect to the accumulated earnings of our foreign subsidiaries. As a result of our overall and continuous evaluation, we have not changed our assertion from prior year and we will continue to permanently reinvest a portion of our unremitted foreign earnings. The portion of our unremitted foreign earnings as of January 1, 2022 that we intend to remit to the United States totals approximately $579 million. We intend to use these earnings to fund capital investments, pay dividends, reduce debt held in the United States and execute share repurchases, as permitted under our Senior Secured Credit Facility. The remaining portion of our unremitted foreign earnings will continue to be permanently reinvested to fund working capital requirements and operations abroad. As of January 1, 2022, we have accrued for income taxes of $40 million in connection with the $579 million of unremitted foreign earnings we intend to remit in the future. These income tax effects include United States federal, state, foreign and withholding tax implications in accordance with the planned remittance of such foreign earnings.
We regularly assess any significant exposure associated with increases in effective tax rates, and adjustments are made as events occur that warrant adjustment to our income tax provisions. See “We have a complex multinational tax structure, and changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could impact our capital deployment strategy and adversely affect our results.” in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

2021 Highlights
    Key financial highlights are as follows:
•Total net sales in 2021 were $6.8 billion, compared with $6.1 billion in 2020, representing a 11% increase.
•Operating profit was $798 million in 2021 compared with $43 million in 2020, representing a 1,770% increase. As a percentage of sales, operating profit was 11.7% in 2021 compared to 0.7% in 2020. Included within operating profit in 2021 and 2020 were charges of $132 million and $582 million, respectively, related to the implementation of our Full Potential plan. Operating profit in 2020 also included charges of $98 million related to the effects of the COVID-19 pandemic and $54 million of other restructuring and action-related charges.
•Diluted earnings per share from continuing operations was $1.48 in 2021, compared with diluted loss per share of $(0.09) in 2020.
•Operating cash flows were $623 million in 2021 compared with $448 million in 2020.
•As part of our cash deployment strategy, we paid four quarterly dividends, in March, June, August and November, of $0.15 per share each.

Consolidated Results of Operations — Year Ended January 1, 2022 (“2021”) Compared with Year Ended January 2, 2021 (“2020”)

	Years Ended
	January 1, 2022	January 2, 2021	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$6,801,240	$6,127,161	$674,079	11.0%
Cost of sales	4,149,541	4,524,461	(374,920)	(8.3)
Gross profit	2,651,699	1,602,700	1,048,999	65.5
Selling, general and administrative expenses	1,853,971	1,560,034	293,937	18.8
Operating profit	797,728	42,666	755,062	1,769.7
Other expenses	53,586	20,655	32,931	159.4
Interest expense, net	163,067	164,238	(1,171)	(0.7)
Income (loss) from continuing operations before income tax expense	581,075	(142,227)	723,302	(508.6)
Income tax expense (benefit)	60,107	(109,940)	170,047	(154.7)
Income (loss) from continuing operations	520,968	(32,287)	553,255	(1,713.6)
Loss from discontinued operations, net of tax	(443,744)	(43,292)	(400,452)	925.0
Net income (loss)	$77,224	$(75,579)	$152,803	(202.2)%
Net Sales
Net sales increased 11% during 2021 primarily due to the following:
•Retailers continuing to replenish inventory levels as well as strong consumer demand and point-of-sale trends as stores reopened after temporary closures due to the COVID-19 pandemic and incremental sales partially as a result of higher U.S. government stimulus spending;
•A lower sales comparison in 2020 due to COVID-19 pandemic-related shutdowns; and
•The favorable impact from foreign exchange rates in our International business of approximately $93 million.
Partially offset by:
•The exit of the PPE business as part of our Full Potential plan, which contributed net sales of $820 million in 2020; and
•An incremental $45 million of net sales related to the 53rd week included in our 2020 fiscal year.
Operating Profit
Operating profit as a percentage of net sales was 11.7% in 2021, representing an increase from 0.7% in the prior year. Operating margin benefited from fixed cost leverage from higher sales, favorable sales mix and cost savings initiatives such as our SKU reduction program, which more than offset higher expedite costs, increased investments in brand marketing and higher levels of inflation. Selling, general and administrative expenses in 2020 benefited from temporary cost savings initiatives implemented in response to the COVID-19 pandemic.
Included in operating profit in 2021 were charges of $132 million related to the implementation of our Full Potential plan, including $46 million of asset impairment charges. Included in operating profit in 2020 were restructuring and other action-related charges of $734 million primarily related to our Full Potential plan initiatives to streamline our portfolio including charges to write off our PPE inventory and write down inventory as a result of our SKU reduction initiative. In 2020, we also recorded charges for supply chain actions, program exits, asset write-downs recorded as a result of the effects of the COVID-19 pandemic and supply chain re-startup as a result of incremental costs incurred, such as freight and sourcing premiums, to expedite product delivery to meet customer demand following the extended shut-down of parts of our manufacturing network as a result of the COVID-19 pandemic in 2020.
Other Highlights
Other Expenses – Other expenses increased $33 million in 2021 compared to 2020 primarily as a result of the refinancing of our Senior Secured Credit Facility and the redemption of our 5.375% Senior Notes in November 2021. Redemption of our 5.375% Senior Notes required payment of a make-whole premium of $35 million. The redemption of our 5.375% Senior Notes and the refinancing of our Senior Secured Credit Facility also resulted in a charge of $11 million for the write-off of unamortized debt issuance costs and fees incurred. See Note “Debt” to our consolidated financial statements included in this

Annual Report on Form 10-K. These charges were partially offset by lower pension expense and lower funding fees for sales of accounts receivable to financial institutions in 2021.
Interest Expense – Interest expense was lower by $1 million in 2021 compared to 2020, primarily due to lower outstanding debt balances during 2021 partially offset by a higher weighted average interest rate on our borrowings during 2021 and interest expense on cross-currency swap contracts entered into on April 1, 2021 that are being used to hedge foreign currency cash flows. Our weighted average interest rate on our outstanding debt was 4.06% during 2021 compared to 3.93% during 2020.
Income Tax Expense – Our effective income tax rate was 10.3% and 77.3% for 2021 and 2020, respectively. The lower effective tax rate for 2021 was primarily due to the prior year write-down of certain inventory recognized in high tax rate jurisdictions, including the United States, the change in jurisdictional mix of income attributable to the economic impacts of COVID-19 and an income tax benefit recognized in the prior year due to our change in estimate of the transition tax liability due as mandated under the Tax Cuts and Jobs Act (the “Tax Act”).
Discontinued Operations – The results of our discontinued operations include the operations of our European Innerwear business which we reached the decision to exit at the end of the first quarter of 2021 in connection with our Full Potential plan. See Note “Assets and Liabilities Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of non-cash asset impairment charges and non-cash charges to record a valuation allowance against the net assets held for sale to write down the carrying value to the estimated fair value less costs of disposal.

Operating Results by Business Segment — Year Ended January 1, 2022 (“2021”) Compared with Year Ended January 2, 2021 (“2020”)

	Net Sales
	Years Ended
	January 1, 2022	January 2, 2021	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$2,719,788	$2,978,009	$(258,221)	(8.7)%
Activewear	1,679,639	1,184,413	495,226	41.8
International	2,066,249	1,711,432	354,817	20.7
Other	335,564	253,307	82,257	32.5
Total	$6,801,240	$6,127,161	$674,079	11.0%

	Operating Profit and Margin
	Years Ended
	January 1, 2022		January 2, 2021		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$573,852	21.1%	$718,923	24.1%	$(145,071)	(20.2)%
Activewear	236,400	14.1	67,643	5.7	168,757	249.5
International	339,317	16.4	249,718	14.6	89,599	35.9
Other	30,922	9.2	(10,140)	(4.0)	41,062	(405.0)
Corporate	(382,763)	NM	(983,478)	NM	600,715	(61.1)
Total	$797,728	11.7%	$42,666	0.7%	$755,062	1,769.7%
Innerwear
Innerwear net sales decreased $258 million or 9% compared to 2020. Net sales of PPE were $801 million in 2020. We exited the PPE business in 2021 as a result of the implementation of our Full Potential plan. Net sales of core apparel increased $543 million or 25% in 2021 compared to 2020. This increase was primarily as a result of a lower sales comparison in 2020 due to COVID-19 pandemic-related shutdowns, retailers continuing to replenish inventory levels and strong consumer demand and point-of-sale trends as stores reopened after temporary closures due to the COVID-19 pandemic and incremental sales partially as a result of higher U.S. government stimulus spending.
Innerwear operating margin was 21.1%, a decrease from 24.1% in 2020 due to fixed cost deleverage from lower sales, higher expedite costs, increased investments in brand marketing and higher levels of inflation.

Activewear
Activewear net sales increased 42% in 2021 compared to the prior year driven by lower comparable sales in 2020 due to COVID-19 pandemic-related shutdowns and incremental sales in 2021 partially as a result of higher U.S. government stimulus spending. We experienced strong point-of-sale trends across our activewear brands and growth in all product categories.
Activewear operating margin was 14.1%, representing an increase from 5.7% in the prior year. Operating margin improvement primarily resulted from fixed cost leverage from higher sales and favorable sales mix, which more than offset increased investments in brand marketing and higher levels of inflation.
International
Net sales in the International segment increased 21% as a result of lower sales in 2020 due to the negative impact of the COVID-19 pandemic and the favorable impact of foreign currency exchange rates of approximately $93 million in 2021. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, increased 15%. The impact of foreign exchange rates is calculated by applying prior period exchange rates to the current year financial results. Net sales in the international segment in 2020 included net sales of PPE of $19 million. Net sales in certain of our international markets continue to be negatively impacted by COVID-19 related shutdowns.
International operating margin was 16.4%, an increase from 14.6% in 2020. Operating margin improvement primarily resulted from fixed cost leverage from higher sales and favorable sales mix, which more than offset increased investments in brand marketing.
Other
Other net sales increased due to increased sales at our retail outlets and in our sheer hosiery business during 2021 driven by lower comparable sales in 2020 due to COVID-19 pandemic-related shutdowns . Operating margin increased due to the increase in sales volume.
We expect to continue certain sales from our supply chain to the European Innerwear business on a transitional basis after the sale of the business. Those sales and the related profit are included in Other in all periods presented and have not been eliminated as intercompany transactions in consolidation.
Corporate
Corporate expenses in 2021 included incremental recurring COVID-19 related costs such as cleaning and health-related supplies to protect our employees and customers, as well as higher compensation expense compared to 2020. Corporate expenses were lower in 2021 compared to the same period of 2020 due to lower restructuring and other action-related charges and bad debt expense.
Restructuring and other action-related charges include:
•Charges related to our Full Potential plan.
◦In 2021, we recorded $132 million of charges related to the implementation of our Full Potential plan. In the fourth quarter of 2021, we determined that our U.S. Sheer Hosiery business met held-for-sale accounting criteria and recorded a non-cash charge of $38 million to record a valuation allowance against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal. Additionally, we recorded a charge of $16 million for an action to resize our U.S. corporate office workforce through a voluntary retirement program, which is included in the “Operating model” line in the restructuring and other action-related charges table below, and impairment charges of $7 million related to the full impairment of an indefinite-lived trademark related to a specific brand within the European Innerwear business that was excluded from the disposal group as it is not being marketed for sale.
◦In the fourth quarter of 2020, we began the implementation of our Full Potential plan including a number of actions to simplify our business including streamlining our portfolio and SKU rationalization. We recorded a charge of $363 million to write down our entire PPE inventory balance to its estimated net realizable value and a charge of $26 million to accrue for vendor commitments for PPE materials that were paid in 2021. Additionally, we commenced an initiative to reduce 20% of our SKUs in inventory in order to streamline product offerings while also implementing a formal lifecycle management process. As a result, we recorded a charge of $193 million to write down inventory to its estimated net realizable value taking into account these initiatives.
•COVID-19 related charges. In 2020, we recorded charges of $49 million for the write-down of assets as a result of the ongoing effects of the COVID-19 pandemic and $49 million of supply chain re-start up charges primarily related to incremental costs incurred, such as freight and sourcing premiums, to expedite product to meet customer demand following the extended shut-down of parts of our manufacturing network as a result of the COVID-19 pandemic.
•Other charges in 2020 include:
◦The write-off of an acquisition tax asset in the fourth quarter of 2020 which was fully offset by a discrete tax benefit included in the “Income tax expense (benefit)” line in our Consolidated Statements of Income;
◦Supply chain actions to reduce overhead costs;
◦Program exit charges; and
◦Other restructuring costs including action-related costs such as workforce reductions, as well as acquisition and integration charges for smaller acquisitions in 2019.
The components of restructuring and other action-related charges were as follows:

	Years Ended
	January 1, 2022	January 2, 2021
	(dollars in thousands)
Restructuring and other action-related charges:
Full Potential plan:
Professional services	$44,617	$—
Loss on classification of assets held for sale	38,364	—
Operating model	23,191	—
Impairment of intangible assets	7,302	—
Supply chain segmentation	5,419	—
Technology	4,617	—
Other	8,200	—
Inventory SKU rationalization	—	192,704
PPE inventory write-off	—	362,913
PPE vendor commitments	—	26,400
Supply chain actions	—	19,636
Program exit costs	—	9,854
Other restructuring costs	—	7,763
COVID-19 related charges:
Supply chain re-startup	—	48,608
Bad debt	—	9,418
Inventory	—	14,869
Goodwill	—	25,173
Write-off of acquisition tax asset	—	16,858
Total included in operating profit	131,710	734,196
Early extinguishment and refinancing of debt included in other expenses	45,699	—
Total included in income (loss) from continuing operations before income tax expense	177,409	734,196
Discrete tax benefits	27,147	69,628
Tax effect on actions	26,518	135,714
Total included in income tax expense (benefit)	53,665	205,342
Total restructuring and other action-related charges	$123,744	$528,854

Consolidated Results of Operations — Year Ended January 2, 2021 (“2020”) Compared with Year Ended December 28, 2019 (“2019”)

	Years Ended
	January 2, 2021	December 28, 2019	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$6,127,161	$6,425,716	$(298,555)	(4.6)%
Cost of sales	4,524,461	3,997,014	527,447	13.2
Gross profit	1,602,700	2,428,702	(826,002)	(34.0)
Selling, general and administrative expenses	1,560,034	1,578,017	(17,983)	(1.1)
Operating profit	42,666	850,685	(808,019)	(95.0)
Other expenses	20,655	30,201	(9,546)	(31.6)
Interest expense, net	164,238	176,924	(12,686)	(7.2)
Income (loss) from continuing operations before income tax expense	(142,227)	643,560	(785,787)	(122.1)
Income tax expense (benefit)	(109,940)	70,236	(180,176)	(256.5)
Income (loss) from continuing operations	(32,287)	573,324	(605,611)	(105.6)
Income (loss) from discontinued operations, net of tax	(43,292)	27,396	(70,688)	(258.0)
Net income (loss)	$(75,579)	$600,720	$(676,299)	(112.6)%
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
Net sales decreased 5% in 2020 primarily due to the following:
•The disruption of our U.S. and International apparel businesses related to the negative effects of the COVID-19 pandemic; and
•The exit of our C9 Champion mass program and the DKNY intimate apparel license in 2019 which, together, represented approximately $419 million of net sales in 2019.
Partially offset by:
•Net sales of PPE of $820 million in 2020;
•An incremental $45 million of net sales related to the 53rd week included in our 2020 fiscal year; and
•The favorable impact from foreign exchange rates in our International business of approximately $6 million.
Operating Profit
Operating profit as a percentage of net sales was 0.7% in 2020, representing a decrease from 13.2% in the prior year. Decreased operating profit was the result of lower sales volume in our apparel businesses including the exit of our C9 Champion mass program in 2019, higher manufacturing costs, increased inventory reserves and higher bad debt expense. These decreases were partially offset by cost controls and temporary cost savings initiatives implemented in response to the COVID-19 pandemic.
Included in operating profit in 2020 and 2019 were restructuring and other action-related charges of $734 million and $63 million, respectively, including supply chain restructuring charges. In 2020, restructuring and other action-related charges also included charges related to the effects of the COVID-19 pandemic, including asset write-downs, supply chain re-start up charges primarily related to incremental costs incurred, such as freight and sourcing premiums, to expedite product to meet customer demand following the extended shut-down of parts of our manufacturing network as a result of the COVID-19 pandemic. We also recorded charges in 2020 as part of our Full Potential plan initiatives to streamline our portfolio including charges to write off our PPE inventory and write down inventory as a result of our SKU reduction initiative.

Other Highlights
Other Expenses – Other expenses decreased $10 million in 2020 compared to 2019 primarily due to lower pension expense and lower funding fees for sales of accounts receivable to financial institutions in 2020.
Interest Expense – Interest expense was lower by $13 million in 2020 compared to 2019, primarily driven by the impact of the cross-currency swap contracts entered into in July 2019 and a lower weighted average interest rate on our borrowings partially offset by higher outstanding debt balances. Our weighted average interest rate on our outstanding debt was 3.93% during 2020 compared to 4.15% during 2019.
Income Tax Expense – Our effective income tax rate was 77.3% and 10.9% for 2020 and 2019, respectively. The higher effective tax rate for 2020 was primarily due to the write-down of certain inventory recognized in high tax rate jurisdictions, including the United States, the change in jurisdictional mix of income attributable to the economic impacts of COVID-19 and an income tax benefit recognized in the current year due to our change in estimate of the transition tax liability due as mandated under the Tax Act. During 2020, the Internal Revenue Service closed the examination of the income tax years ended January 2, 2016 and December 31, 2016. The examination resulted in an immaterial adjustment which had been accrued as an uncertain tax benefit in a prior period.
Discontinued Operations – The results of our discontinued operations include the operations of our European Innerwear business which we reached the decision to exit at the end of the first quarter of 2021 in connection with our Full Potential plan. See Note “Assets and Liabilities Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K.

Operating Results by Business Segment — Year Ended January 2, 2021 (“2020”) Compared with Year Ended December 28, 2019 (“2019”)

	Net Sales
	Years Ended
	January 2, 2021	December 28, 2019	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$2,978,009	$2,302,632	$675,377	29.3%
Activewear	1,184,413	1,854,704	(670,291)	(36.1)
International	1,711,432	1,930,828	(219,396)	(11.4)
Other	253,307	337,552	(84,245)	(25.0)
Total	$6,127,161	$6,425,716	$(298,555)	(4.6)%

	Operating Profit and Margin
	Years Ended
	January 2, 2021		December 28, 2019		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$718,923	24.1%	$515,991	22.4%	$202,932	39.3%
Activewear	67,643	5.7	281,319	15.2	(213,676)	(76.0)
International	249,718	14.6	331,322	17.2	(81,604)	(24.6)
Other	(10,140)	(4.0)	33,439	9.9	(43,579)	(130.3)
Corporate	(983,478)	NM	(311,386)	NM	(672,092)	215.8
Total	$42,666	0.7%	$850,685	13.2%	$(808,019)	(95.0)%
Innerwear
Innerwear net sales increased 29% compared to 2019 driven by $801 million of net sales of PPE. This increase was partially offset by a 2% and a 16% decline in net sales in our basics and intimate apparel businesses, respectively, primarily as a result of the negative impact of the COVID-19 pandemic in the first half of 2020. During the second half of 2020, all categories except shapewear within both our basics and intimate apparel businesses experienced growth in net sales primarily as a result of retailers replenishing inventory levels as stores re-opened after temporary closures due to the COVID-19 pandemic. The shapewear category was negatively impacted by the COVID-19 pandemic. In addition, net sales in our Innerwear segment decreased as a result of the exit of the C9 Champion mass program and the DKNY intimate apparel license in 2019.
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
International
Net sales in the International segment decreased 11% as a result of the negative impact of the COVID-19 pandemic partially offset by the favorable impact of foreign currency exchange rates of approximately $6 million. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, decreased 12%. The impact of foreign exchange rates is calculated by applying prior period exchange rates to the current year financial results. Sales of PPE increased International segment net sales by $19 million in 2020.
International operating margin was 14.6%, a decrease from 17.2% in 2019, primarily due to decreased sales partially offset by various temporary cost reduction initiatives and selling, general and administrative cost management.
Other
Other net sales decreased as a result of decreased traffic at our retail outlets due to temporary store closures during 2020 as a result of the COVID-19 pandemic and continued declines in sheer hosiery sales in the United States. Operating margin decreased due to the decrease in sales volume.
We expect to continue certain sales from our supply chain to the European Innerwear business on a transitional basis after the sale of the business. Those sales and the related profit are included in Other in all periods presented and have not been eliminated as intercompany transactions in consolidation.
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
Restructuring and other action-related charges included:
•In 2020, COVID-19 related charges of $49 million for the write-down of assets recorded as a result of the ongoing effects of the COVID-19 pandemic and $49 million of supply chain re-start up charges primarily related to incremental costs incurred, such as freight and sourcing premiums, to expedite product to meet customer demand following the extended shut-down of parts of our manufacturing network as a result of the COVID-19 pandemic; and
•Charges related to our Full Potential plan. In the fourth quarter of 2020, we began the implementation of our Full Potential plan including a number of actions to simplify our business including streamlining our portfolio and SKU rationalization. In 2020, as a result of COVID-19 vaccines rolling out around the world along with slowing retail orders and a flood of competitive offerings, our future PPE sales opportunities were dramatically reduced. Therefore, we did not view PPE as a future growth opportunity for our Company. We recorded a charge of $363 million to write down our entire PPE inventory balance to its estimated net realizable value and a charge of $26 million to accrue for vendor commitments for PPE materials that were paid in 2021. Additionally, we commenced an initiative to reduce 20% of our SKUs in inventory in order to streamline product offerings while also implementing a formal lifecycle management process. As a result, we recorded a charge of $193 million to write down inventory to its estimated net realizable value taking into account these initiatives.
•Other charges which include:
◦The write-off of an acquisition tax asset in the fourth quarter of 2020 which was fully offset by a discrete tax benefit included in the “Income tax expense (benefit)” line in our Consolidated Statements of Income;
◦Supply chain actions to reduce overhead costs;
◦Program exit charges associated with exiting the C9 Champion mass program and the DKNY intimate apparel license; and
◦Other restructuring costs including action-related costs such as workforce reductions, as well as acquisition and integration charges for smaller acquisitions in 2019.
The components of restructuring and other action-related charges were as follows:

	Years Ended
	January 2, 2021	December 28, 2019
	(dollars in thousands)
Restructuring and other action-related charges included in operating profit:
Supply chain actions	$19,636	$52,832
Program exit costs	9,854	4,616
Other restructuring costs	7,763	5,067
COVID-19 related charges:
Supply chain re-startup	48,608	—
Bad debt	9,418	—
Inventory	14,869	—
Goodwill	25,173	—
Full Potential plan:
Inventory SKU rationalization	192,704	—
PPE inventory write-off	362,913	—
PPE vendor commitments	26,400	—
Write-off of acquisition tax asset	16,858	—
Total included in operating profit	734,196	62,515
Discrete tax benefits	69,628	—
Tax effect on actions	135,714	22,159
Total included in income tax expense (benefit)	205,342	22,159
Total restructuring and other action-related charges	$528,854	$40,356

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
Our primary sources of liquidity are cash generated from global operations and cash available under our Revolving Loan Facility, our Accounts Receivable Securitization Facility and our other international credit facilities.

We had the following borrowing capacity and available liquidity under our credit facilities as of January 1, 2022:

	As of January 1, 2022
	Borrowing Capacity	Available Liquidity
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility(1)	$1,000,000	$995,824
Accounts Receivable Securitization Facility(2)	175,000	175,000
Other international credit facilities	61,210	28,422
Total liquidity from credit facilities	$1,236,210	$1,199,246
Cash and cash equivalents		536,277
Total liquidity		$1,735,523

(1)A portion of the Revolving Loan Facility is available to be borrowed in Euros or Australian dollars.
(2)Borrowing availability under the Accounts Receivable Securitization Facility is subject to a quarterly fluctuating facility limit, not to exceed $175 million and permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans.
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
•We have principal and interest obligations under our debt and ongoing financial covenants under those debt facilities. In March 2021, we repaid the outstanding balance of the Term Loan B, which consisted of a required excess cash flow prepayment of $239 million and a voluntary prepayment of $61 million. We refinanced our Senior Secured Credit Facility in the fourth quarter of 2021 and redeemed our 5.375% Senior Notes using proceeds from the transaction and cash on hand.
•We have invested in efforts to accelerate worldwide omnichannel and global growth initiatives, as well as marketing and brand building.
•We have launched a multi-year cost savings program intended to self-fund the investments necessary to achieve our Full Potential plan’s objectives.
•We expect capital investments of approximately $150 million to $175 million in 2022.
•In the future, we may pursue strategic business acquisitions or divestitures.
•We made a contribution of $40 million to our U.S. pension plan in 2021 and we expect to have no required cash contributions to our U.S. pension plan in 2022 based on a preliminary calculation by our actuary. We may also elect to make additional voluntary contributions. Our U.S. qualified pension plan was approximately 97% and 94% funded as of December 1, 2021 and 2020, respectively, under the Pension Protection Act funding rules.
•We may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could impact our effective income tax rate. We have not changed our reinvestment strategy from the prior year with regards to our unremitted foreign earnings and intend to remit foreign earnings totaling $579 million.

Future Contractual Obligations and Commitments
The following table contains information on our material contractual obligations and commitments at January 1, 2022, and their expected timing on future cash flows and liquidity.

		Payments Due by Period
	At January 1, 2022	Fiscal 2022	Fiscal 2023-2024	Fiscal 2025-2026	Fiscal 2027 and Thereafter
	(dollars in thousands)
Operating activities:
Interest on debt obligations(1)	$400,305	$118,937	$199,651	$81,717	$—
Inventory purchase obligations	537,867	530,642	7,225	—	—
Operating lease obligations	433,005	127,939	171,982	77,685	55,399
Defined benefit plan minimum contributions(2)	—	—	—	—	—
Tax obligations(3)	103,693	33,525	44,406	22,558	3,204
Other obligations(4)	400,827	144,907	146,572	56,269	53,079
Investing activities:
Capital expenditures	85,925	85,925	—	—	—
Financing activities:
Debt	3,368,634	25,000	1,556,134	1,787,500	—
Total	$5,330,256	$1,066,875	$2,125,970	$2,025,729	$111,682

(1)Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at January 1, 2022.
(2)Represents only the required minimum pension contributions to our U.S. qualified pension plan in the current year. We expect to have no required cash contributions to our U.S. pension plan in 2022 based on a preliminary calculation by our actuary although we may elect to make voluntary contributions to maintain certain funded levels. For a discussion of our pension plan obligations, see Note “Defined Benefit Pension Plans” to our consolidated financial statements included in this Annual Report on Form 10-K.
(3)Represents current tax liabilities, uncertain tax positions and transition tax liabilities resulting from the Tax Act.
(4)Primarily represents the projected payments for liabilities recorded on the Consolidated Balance Sheets for royalty-bearing license agreements, information technology services, certain employee benefit claims, deferred compensation, and marketing and advertising obligations.
Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the years ended January 1, 2022 and January 2, 2021 was derived from our consolidated financial statements.

	Years Ended
	January 1, 2022	January 2, 2021
	(dollars in thousands)
Operating activities	$623,409	$448,469
Investing activities	(52,455)	(41,082)
Financing activities	(888,020)	142,169
Effect of changes in foreign exchange rates on cash	(32,908)	31,124
Change in cash, cash equivalents and restricted cash	(349,974)	580,680
Cash, cash equivalents and restricted cash at beginning of year	910,603	329,923
Cash, cash equivalents and restricted cash at end of year	560,629	910,603
Less restricted cash at end of year	—	1,166
Cash and cash equivalents at end of year	$560,629	$909,437
Operating Activities
Our overall liquidity has historically been driven by our cash flow provided by operating activities, which is dependent on net income and changes in our working capital and was negatively impacted by the COVID-19 pandemic in 2020. Higher profitability drove improved year over year cash flow. Cash used by operating activities includes a $40 million and $25 million contribution to our U.S. pension plan made in the first quarter of 2021 and 2020, respectively.

Investing Activities
Investing activities in 2021 and 2020 primarily include capital investments into our business. The increase in cash used by investing activities in 2021 compared to 2020 was primarily the result of an increase in capital investments into our business as we managed our spending on our focused strategic goals. In 2020, we tightly managed capital investment spending to help mitigate the negative impact of COVID-19 pandemic on our business.
Financing Activities
Net cash from financing activities decreased primarily as a result of lower borrowings as compared to 2020. We increased our borrowings in 2020 primarily to strengthen our cash position and to provide us with additional financial flexibility to manage our business during the COVID-19 pandemic. We also repurchased shares at a total cost of $200 million in 2020. In 2021, we repaid the outstanding balance of the Term Loan B, which consisted of a required excess cash flow prepayment of $239 million and a voluntary prepayment of $61 million, we amended and restated our Senior Secured Credit Facility resulting in payment of $8 million for debt issuance costs, and we redeemed our $700 million 5.375% Senior Notes which required payment of a make-whole premium of $35 million.
Financing Arrangements
In November 2021, we amended and restated our Senior Secured Credit Facility to provide for potential committed aggregate borrowings of up to $2 billion, consisting of a $1 billion Revolving Loan Facility and a $1 billion Term Loan Facility, to extend the maturity date of the Senior Secured Credit Facility from December 2022 to November 2026 and to refinance the Australian Revolving Loan Facility that was originally entered into in July 2016 under our Syndicated Facility as a joinder to the Senior Secured Credit Facility. The Australian Revolving Loan Facility, which was previously amended in July 2021 to extend the maturity date to July 2022, was incorporated into the $1 billion Revolving Loan Facility on the date the amendment to the Senior Secured Credit Facility became effective. The $1 billion Revolving Loan Facility, a portion of which is available to be borrowed in Euros or Australian dollars, will be used for general corporate purposes and working capital needs. The proceeds of the $1 billion Term Loan Facility were used to refinance the Term Loan A, which resulted in an increase in term loan borrowings of $391 million on the date the amendment became effective, and to redeem, together with cash on hand, our 5.375% Senior Notes. All borrowings under the Revolving Loan Facility may be repaid and reborrowed from time to time without penalty but must be repaid in full upon maturity. Outstanding borrowings under the Term Loan A are repayable in equal quarterly installments of the following amounts per annum, calculated as a percentage of the original principal amount: 2.5% in years one and two, 5.0% in years three and four and 7.5% in year five, with the remainder to be repaid at maturity.
In March 2021, we amended our Accounts Receivable Securitization Facility to decrease the fluctuating facility limit, which was $175 million as of January 1, 2022, from $225 million as of January 2, 2021 and extend the maturity date from March 2021 to June 2022. Additionally, the amendment changed certain ratios and borrowing base calculations, raised pricing and added certain receivables to the pledged collateral pool for the facility.
We believe our financing structure provides a secure base to support our operations and key business strategies. As of January 1, 2022, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness. Under the terms of our Senior Secured Credit Facility, among other financial and non-financial covenants, we are required to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio, each of which is defined in the Senior Secured Credit Facility. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility. We expect to maintain compliance with our covenants for at least one year from the issuance date of these financial statements based on our current expectations and forecasts, however economic conditions or the occurrence of events discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K could cause noncompliance.
For further details regarding our liquidity from our available cash balances and credit facilities see “Cash Requirements and Trends and Uncertainties Affecting Liquidity” above.

Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to report our operating results and financial condition in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note “Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Note “Summary of Significant Accounting Policies — (d) Sales Recognition and Incentives” to our consolidated financial statements included in this Annual Report on Form 10-K describes a variety of sales incentives that we offer to resellers and consumers of our products. Measuring the cost of these incentives requires, in many cases, estimating future customer utilization and redemption rates. We use historical data for similar transactions to estimate the cost of current incentive programs. Our management reviews these estimates each quarter and makes adjustments based upon actual experience and other available information. We classify the costs associated with cooperative advertising as a reduction in the “Net sales” line in our Consolidated Statements of Income.
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
Trademarks and Other Identifiable Intangibles
Trademarks, license agreements, customer and distributor relationships and computer software are our primary identifiable intangible assets. We amortize identifiable intangibles determined to have finite lives over their estimated useful lives, and we do not amortize identifiable intangibles with indefinite lives. As of January 1, 2022, the net book value of trademarks and other identifiable intangible assets was $1.2 billion, of which we are amortizing a balance of $130 million. We anticipate that our amortization expense for 2022 will be approximately $26 million.
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
As a result of our strategic decision to exit our European Innerwear business and classify it as discontinued operations, we performed a full impairment analysis of the disposal group's indefinite-lived intangible assets in the first quarter of 2021. We revised forecasts for our European Innerwear business to include updated market conditions and the removal of strategic operating decisions that would no longer occur under our ownership. The revised forecasts indicated impairment of certain indefinite-lived trademarks and license agreements, resulting in a non-cash charge of $62 million that was recorded in 2021 as "Impairment of intangible assets and goodwill" in Note “Assets and Liabilities Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K. We also recorded an impairment charge of $7 million in 2021 to fully impair an indefinite-lived trademark related to a specific brand within our European Innerwear business that was excluded from the disposal group as it is not being marketed for sale. We intend to exit this brand subsequent to the sale of our European Innerwear business.
In connection with our annual impairment testing performed in the third quarter of 2021, we performed a quantitative assessment, utilizing an income approach to estimate the fair value of each indefinite-lived intangible asset. The most significant assumptions include the weighted average cost of capital, revenue growth rate, terminal growth rate and operating profit margin, all of which are used to estimate the fair value of the indefinite-lived intangible assets. The tests indicated the indefinite-lived intangible assets had fair values that exceeded their carrying values and no impairment of trademarks or other identifiable intangible assets was identified as a result of our annual testing conducted in 2021.

Goodwill
As of January 1, 2022, we had $1.1 billion of goodwill. We do not amortize goodwill, but we assess for impairment at least annually and more often as triggering events occur. The timing of our annual goodwill impairment testing is the first day of the third fiscal quarter. In evaluating the recoverability of goodwill in 2021, we estimated the fair value of our reporting units. We relied on a number of factors to determine the fair value of our reporting units and evaluated various factors to discount anticipated future cash flows, including operating results, business plans and present value techniques. As discussed above under “Trademarks and Other Identifiable Intangibles,” there are inherent uncertainties related to these factors, and our judgment in applying them and the assumptions underlying the impairment analysis may change in such a manner that impairment in value may occur in the future. Such impairment will be recognized in the period in which it becomes known.
As a result of our strategic decision to exit our European Innerwear business and classify it as discontinued operations, we performed a full impairment analysis of the disposal group's goodwill in the first quarter of 2021. We revised forecasts for our European Innerwear business to include updated market conditions and the removal of strategic operating decisions that would no longer occur under our ownership. The revised forecasts indicated impairment of the full goodwill balance, resulting in a non-cash charge of $94 million that was recorded in 2021 as "Impairment of intangible assets and goodwill" in Note “Assets and Liabilities Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K.
In connection with our annual goodwill impairment testing performed during the third quarter of 2021, we performed a quantitative assessment utilizing an income approach to estimate the fair value of each reporting unit. The most significant assumptions include the weighted average cost of capital, revenue growth rate, terminal growth rate and operating profit margin, all of which are used to estimate the fair value of the reporting units. The tests indicated the reporting units had fair values that exceeded their carrying values, and no impairment of goodwill was identified as a result of our annual testing conducted in 2021.
Defined Benefit Pension Plans
For a discussion of our net periodic benefit cost, plan obligations, plan assets and how we measure the amount of these costs, see Note “Defined Benefit Pension Plans” to our consolidated financial statements included in this Annual Report on Form 10-K. The funded status of our defined benefit pension plans are recognized on our balance sheet. Differences between actual results in a given year and the actuarially determined assumed results for that year are deferred as unrecognized actuarial gains or losses in comprehensive income. We measure the funded status of our plans as of the date of our fiscal year end.
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
•Salary increase assumptions, where applicable, are generally based on historical experience and management expectations. This assumption is not applicable to the U.S. or Italy as benefits under these plans are either frozen or not tied to pay. The benefits under the Hanesbrands Inc. Pension Plan were frozen as of December 31, 2005.
•Long-term rate of return on plan assets assumptions, where applicable, are generally based on each plan’s investment mix and forward-looking capital market assumptions applicable to each country. Expected returns also reflect an incremental premium for actively managed investments and a reduction for trust-paid expenses. This assumption is not applicable to unfunded plans.
•Retirement and turnover assumptions are generally based on actual plan experience while standard actuarial mortality tables applicable to each country are used to estimate life expectancy. For our U.S. defined benefit plans, the 2021 mortality tables are from the Society of Actuaries’ Private Plan study published in 2019 (Pri-2012) projected generationally with Scale MP-2021 and reflecting Aon’s slow recovery adjustment, which modestly increases the standard mortality rates through 2023 based on recent U.S. pandemic experience.

The sensitivity of changes in actuarial assumptions on our annual pension expense and on our plans’ benefit obligations, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
	Pension Expense	Benefit Obligation
	(in millions)
1% decrease in discount rate	$(3)	$155
1% increase in discount rate	2	(127)
1% decrease in expected investment return	9	N/A
1% increase in expected investment return	(9)	N/A

Recently Issued Accounting Pronouncements
For a summary of recently issued accounting pronouncements, see Note “Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices. Our risk management control system uses analytical techniques including market value, sensitivity analysis and value at risk estimations.
Foreign Exchange Rates
We sell the majority of our products in transactions denominated in U.S. dollars; however, we purchase some raw materials, pay a portion of our wages and make other payments in our supply chain in foreign currencies. With our international commercial presence, we also have foreign entities that purchase raw materials and finished goods in U.S. dollars. We are also exposed to foreign exchange gains and losses resulting from the effect that fluctuations in foreign exchange rates have on the reported results in our consolidated financial statements due to the translation of operating results and financial position of our foreign subsidiaries. Our exposure to foreign exchange rates exists primarily with respect to the Australian dollar, Euro, Canadian dollar and Mexican peso against the U.S. dollar. We use forward foreign exchange contracts, cross-currency swap contracts and nonderivative financial instruments to hedge material exposure to adverse changes in foreign exchange rates. A sensitivity analysis technique has been used to evaluate the effect that changes in the market value of foreign exchange currencies will have on our forward foreign exchange and cross-currency swap derivative contracts. At January 1, 2022, assuming a 10% adverse change in the underlying currency price, the potential change in fair value of foreign currency derivative instruments would be unfavorable by approximately $28 million.
Interest Rates
Our debt under the Revolving Loan Facility, the Term Loan A and the Accounts Receivable Securitization Facility bears interest at variable rates. As a result, we are exposed to changes in market interest rates that could impact the cost of servicing our debt. Approximately 70% of our total debt outstanding at January 1, 2022 is at a fixed rate. A 25-basis point movement in the annual interest rate charged on the outstanding debt balances as of January 1, 2022 would result in a change in annual interest expense of approximately $3 million.
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
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of January 1, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended January 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The material under the heading “Proposal 1 - Election of Directors: Nominees for Election as Directors for a One-Year Term Expiring in 2022,” “Proposal 1 - Election of Directors: Other Governance Information - Code of Ethics,” “Proposal 1 - Election of Directors: Board Structure and Processes - Committees of the Board of Directors” and “Proposal 1 - Election of Directors: How We Select our Directors - Director Independence,” each as included and to be filed in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”), is incorporated by reference herein in response to this Item. Certain information concerning the Company’s executive officers is included in Item 1C of this Annual Report on Form 10-K.

Item 11.	Executive Compensation
The material under the heading “Proposal 3 - Advisory Vote to Approve Named Executive Officer Compensation: Compensation Discussion and Analysis,” “Proposal 3 - Advisory Vote to Approve Named Executive Officer Compensation: Executive Compensation,” “Proposal 1 - Election of Directors: Board Structure and Processes - Committees of the Board of Directors - Compensation Committee Interlocks and Insider Participation,” and “Proposal 3 - Advisory Vote to Approve Named Executive Officer Compensation: Compensation Committee Report,” each as included and to be filed in the 2022 Proxy Statement, is incorporated by reference herein in response to this Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The material under the heading “Equity Compensation Plan Information” as included in Item 5 of this Annual Report on Form 10-K and the material under the heading “Ownership of Our Stock: Share Ownership of Major Stockholders, Management and Directors” as included and to be filed in the 2022 Proxy Statement is incorporated by reference herein in response to this Item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The material under the heading “Proposal 1 - Election of Directors: Other Governance Information - Related Person Transactions” and “Proposal 1 - Election of Directors: How We Select our Directors - Director Independence,” each as included and to be filed in the 2022 Proxy Statement, is incorporated by reference herein in response to this Item.

Item 14.	Principal Accountant Fees and Services
The material under the heading “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm: Relationship with Independent Registered Public Accounting Firm” as included and to be filed in the 2022 Proxy Statement is incorporated by reference herein in response to this Item.

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

4.1	Description of Securities (incorporated by reference from Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on. February 12, 2021).

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

10.3
Second Amendment of Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) (incorporated by reference from Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2019).*

10.4
Form of Calendar Year Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) (incorporated by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2020).*

10.5
Form of Discretionary Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2020).*

10.6
Form of Performance Stock Award Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) (incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2020).*

10.7
Form of Non-Employee Director Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) (incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.8
Hanesbrands Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on April 29, 2020).*

10.9	Form of Calendar Year Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan.*

10.10	Form of Discretionary Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan.*

10.11	Form of Performance Stock Award Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan .*

10.12
Form of Non-Employee Director Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2021).*

10.13
Inducement Restricted Stock Unit Grant Notice and Agreement with Stephen B. Bratspies (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (Commission file number 333-240312) filed with the Securities and Exchange Commission on August 3, 2020).*

10.14
Inducement Performance Stock Unit Grant Notice and Agreement with Stephen B. Bratspies (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (Commission file number 333-240312) filed with the Securities and Exchange Commission on August 3, 2020).*

10.15
Inducement Stock Option Grant Notice and Agreement with Stephen B. Bratspies (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 (Commission file number 333-240312) filed with the Securities and Exchange Commission on August 3, 2020).*

10.16
Inducement Sign-On Restricted Stock Unit Grant Notice and Agreement with Kristin Oliver (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (Commission file number 333-248667) filed with the Securities and Exchange Commission on September 8, 2020).*

10.17
Inducement Long-Term Incentive Plan Restricted Stock Unit Grant Notice and Agreement with Kristin Oliver (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (Commission file number 333-248667) filed with the Securities and Exchange Commission on September 8, 2020).*

Exhibit Number	Description
10.18
Inducement Long-Term Incentive Plan Performance Stock Unit Grant Notice and Agreement with Kristin Oliver (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 (Commission file number 333-248667) filed with the Securities and Exchange Commission on September 8, 2020).*

10.19
Hanesbrands Inc. Supplemental Employee Retirement Plan (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2010).*

10.20
Hanesbrands Inc. Annual Incentive Plan for Section 16 Officers (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2020).*

10.21
Hanesbrands Inc. Executive Deferred Compensation Plan, as amended (incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.22
First Amendment to Hanesbrands Inc. Executive Deferred Compensation Plan, as amended (incorporated by reference from Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2019).*

10.23
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

10.25
Hanesbrands Inc. Executive Long-Term Disability Plan (incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.26
Hanesbrands Inc. Employee Stock Purchase Plan of 2006, as amended (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 29, 2010).*

10.27
Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.28
First Amendment to Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 4, 2016).*

10.29
Second Amendment to Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the Securities and exchange Commission on February 11, 2019).*

10.30	Form of Severance/Change in Control Agreement entered into by and between Hanesbrands Inc. and certain of its executive officers and schedule of all such agreements with current executive officers.*

10.31
Severance/Change in Control Agreement dated August 3, 2020 between Hanesbrands Inc. and Stephen B. Bratspies (incorporated by reference from Exhibit 10.38 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2021).*

Exhibit Number	Description
10.32
Fifth Amended and Restated Credit Agreement (the “Fifth Amended Credit Agreement”) by and among Hanesbrands Inc., MFB International Holdings S.à r.l., HBI Holdings Australasia Pty Ltd (f/k/a HBI Australia Acquisition Co. Pty Ltd.) and the various financial institutions from time to time party to the Fifth Amended Credit Agreement as lenders, Bank of America, N.A., Barclays Bank PLC, HSBC Bank USA, N.A., PNC Bank, National Association, Truist Bank, N.A. and Wells Fargo Bank, N.A., as the co-syndication agents, Fifth Third Bank, National Association, The Bank of Nova Scotia, MUFG Securities Americas Inc. and Goldman Sachs Bank USA, as the co-documentation agents, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, and JPMorgan Chase Bank, N.A., BOFA Securities, Inc., Barclays Bank PLC, HSBC Securities (USA) Inc., PNC Capital Markets LLC, Truist Securities Inc., and Wells Fargo Securities, LLC, as the joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2021).

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
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2022.

HANESBRANDS INC.

/s/ Stephen B. Bratspies
Stephen B. Bratspies
Chief Executive Officer

POWER OF ATTORNEY
KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Stephen B. Bratspies, Michael P. Dastugue and Tracy M. Preston, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Stephen B. Bratspies	Chief Executive Officer (principal executive officer)	February 16, 2022
Stephen B. Bratspies

/s/ Michael P. Dastugue	Chief Financial Officer (principal financial officer)	February 16, 2022
Michael P. Dastugue

/s/ M. Scott Lewis	Chief Accounting Officer and Controller (principal accounting officer)	February 16, 2022
M. Scott Lewis

/s/ Cheryl K. Beebe	Director	February 16, 2022
Cheryl K. Beebe

/s/ Geralyn R. Breig	Director	February 16, 2022
Geralyn R. Breig

/s/ Bobby J. Griffin	Director	February 16, 2022
Bobby J. Griffin

/s/ James C. Johnson	Director	February 16, 2022
James C. Johnson

/s/ Franck J. Moison	Director	February 16, 2022
Franck J. Moison

/s/ Robert F. Moran	Director	February 16, 2022
Robert F. Moran

/s/ Ronald L. Nelson	Director	February 16, 2022
Ronald L. Nelson

/s/ William S. Simon	Director	February 16, 2022
William S. Simon

/s/ Ann E. Ziegler	Director	February 16, 2022
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has evaluated the effectiveness of Hanesbrands’ internal control over financial reporting as of January 1, 2022, based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that Hanesbrands’ internal control over financial reporting was effective as of January 1, 2022.
The effectiveness of our internal control over financial reporting as of January 1, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included on the following pages.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hanesbrands Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Hanesbrands Inc. and its subsidiaries (the “Company”) as of January 1, 2022 and January 2, 2021, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended January 1, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Impairment Assessments – Goodwill of Certain Reporting Units and Indefinite-Lived Trademarks
As described in Notes 2, 3 and 11 to the consolidated financial statements, the Company’s goodwill and indefinite-lived trademarks balances were $1,133 million and $1,250 million, of which $1,088 million is included in Trademarks and other identifiable intangibles, net and $162 million is included in Current assets held for sale, respectively, as of January 1, 2022. These assets are assessed for impairment at least annually, as of the first day of the Company’s third fiscal quarter, and as triggering events occur. The impairment test consists of comparing the fair value of the reporting unit or intangible asset, which is determined using the income approach, to its carrying value. If the carrying value exceeds the fair value of the asset, an impairment loss is recognized in an amount equal to such excess. Fair values of reporting units and intangible assets are primarily based on future cash flows projected to be generated from that asset. In performing the discounted cash flow analysis, management makes various judgments, estimates and assumptions, the most significant of which are the assumptions related to revenue growth rates, operating profit margin rates, terminal growth rates, and discount rates. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time.
The principal considerations for our determination that performing procedures relating to the impairment assessments for goodwill of certain reporting units and indefinite-lived trademarks is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of certain reporting units and indefinite-lived trademarks; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates, operating profit margin rates, terminal growth rates, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
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
February 16, 2022

We have served as the Company’s auditor since 2006.

HANESBRANDS INC.
Consolidated Statements of Income
(in thousands, except per share data)

	Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Net sales	$6,801,240	$6,127,161	$6,425,716
Cost of sales	4,149,541	4,524,461	3,997,014
Gross profit	2,651,699	1,602,700	2,428,702
Selling, general and administrative expenses	1,853,971	1,560,034	1,578,017
Operating profit	797,728	42,666	850,685
Other expenses	53,586	20,655	30,201
Interest expense, net	163,067	164,238	176,924
Income (loss) from continuing operations before income tax expense	581,075	(142,227)	643,560
Income tax expense (benefit)	60,107	(109,940)	70,236
Income (loss) from continuing operations	520,968	(32,287)	573,324
Income (loss) from discontinued operations, net of tax	(443,744)	(43,292)	27,396
Net income (loss)	$77,224	$(75,579)	$600,720

Earnings (loss) per share - basic:
Continuing operations	$1.48	$(0.09)	$1.57
Discontinued operations	(1.26)	(0.12)	0.08
Net income (loss)	$0.22	$(0.21)	$1.65

Earnings (loss) per share - diluted:
Continuing operations	$1.48	$(0.09)	$1.57
Discontinued operations	(1.26)	(0.12)	0.07
Net income (loss)	$0.22	$(0.21)	$1.64
See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Net income (loss)	$77,224	$(75,579)	$600,720
Other comprehensive income (loss):
Translation adjustments	(81,181)	104,318	(7,153)
Unrealized gain (loss) on qualifying cash flow hedges, net of tax of $(9,170), $6,870, and $6,222, respectively	22,612	(24,454)	(10,806)
Unrecognized income (loss) from pension and postretirement plans, net of tax of $(25,644), $10,195, and $9,047, respectively	73,925	(29,175)	(25,006)
Total other comprehensive income (loss)	15,356	50,689	(42,965)
Comprehensive income (loss)	$92,580	$(24,890)	$557,755
See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	January 1, 2022	January 2, 2021
Assets
Cash and cash equivalents	$536,277	$900,615
Trade accounts receivable, net	894,151	768,221
Inventories	1,584,015	1,367,758
Other current assets	186,503	158,700
Current assets held for sale	327,157	234,086
Total current assets	3,528,103	3,429,380
Property, net	441,401	477,821
Right-of-use assets	363,854	432,631
Trademarks and other identifiable intangibles, net	1,220,170	1,293,847
Goodwill	1,133,095	1,158,938
Deferred tax assets	327,804	367,976
Other noncurrent assets	57,009	64,773
Noncurrent assets held for sale	—	494,501
Total assets	$7,071,436	$7,719,867

Liabilities and Stockholders’ Equity
Accounts payable	$1,214,847	$891,868
Accrued liabilities and other:
Payroll and employee benefits	155,859	120,892
Advertising and promotion	241,555	173,010
Other	263,364	315,962
Lease liabilities	109,526	136,510
Current portion of long-term debt	25,000	263,936
Current liabilities held for sale	316,902	222,183
Total current liabilities	2,327,053	2,124,361
Long-term debt	3,326,091	3,739,434
Lease liabilities - noncurrent	281,852	331,577
Pension and postretirement benefits	248,518	381,457
Other noncurrent liabilities	185,429	216,091
Noncurrent liabilities held for sale	—	112,989
Total liabilities	6,368,943	6,905,909

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 349,903,253 and 348,802,220, respectively	3,499	3,488
Additional paid-in capital	315,337	307,883
Retained earnings	935,260	1,069,546
Accumulated other comprehensive loss	(551,603)	(566,959)
Total stockholders’ equity	702,493	813,958
Total liabilities and stockholders’ equity	$7,071,436	$7,719,867
See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 29, 2018	361,330	$3,613	$284,877	$1,079,503	$(495,867)	$872,126
Net income	—	—	—	600,720	—	600,720
Dividends ($0.60 per common share)	—	—	—	(219,371)	—	(219,371)
Other comprehensive loss	—	—	—	—	(42,965)	(42,965)
Stock-based compensation	—	—	8,908	—	—	8,908
Net exercise of stock options, vesting of restricted stock units and other	1,119	11	(3,764)	—	—	(3,753)
Modification of deferred compensation plans	—	—	14,374	—	—	14,374
Cumulative effect of change in adoption of leases standard	—	—	—	6,556	—	6,556
Stranded tax related to U.S. pension plan	—	—	—	78,816	(78,816)	—
Balances at December 28, 2019	362,449	$3,624	$304,395	$1,546,224	$(617,648)	$1,236,595
Net loss	—	—	—	(75,579)	—	(75,579)
Dividends ($0.60 per common share)	—	—	—	(213,230)	—	(213,230)
Other comprehensive income	—	—	—	—	50,689	50,689
Stock-based compensation	—	—	18,664	—	—	18,664
Net exercise of stock options, vesting of restricted stock units and other	817	9	(2,921)	—	—	(2,912)
Share repurchases	(14,464)	(145)	(12,255)	(187,869)	—	(200,269)
Balances at January 2, 2021	348,802	$3,488	$307,883	$1,069,546	$(566,959)	$813,958
Net income	—	—	—	77,224	—	77,224
Dividends ($0.60 per common share)	—	—	—	(211,510)	—	(211,510)
Other comprehensive income	—	—	—	—	15,356	15,356
Stock-based compensation	—	—	16,290	—	—	16,290
Net exercise of stock options, vesting of restricted stock units and other	1,101	11	(8,836)	—	—	(8,825)
Balances at January 1, 2022	349,903	$3,499	$315,337	$935,260	$(551,603)	$702,493

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	January 1, 2022(1)	January 2, 2021(1)	December 28, 2019(1)
Operating activities:
Net income (loss)	$77,224	$(75,579)	$600,720
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	81,669	95,759	96,030
Amortization of acquisition intangibles	20,390	24,718	24,868
Other amortization	12,139	11,969	10,069
Inventory write-down charges	—	584,671	—
Impairment of intangible assets and goodwill	163,047	45,492	—
Loss on classification of assets held for sale	312,359	—	—
Loss on extinguishment of debt	43,739	—	—
Amortization of debt issuance costs	12,305	11,565	10,731
Stock compensation expense	16,630	18,969	9,277
Deferred taxes	3,934	(161,215)	41,817
Other	(2,084)	8,501	5,033
Changes in assets and liabilities:
Accounts receivable	(181,173)	(6,945)	45,157
Inventories	(293,455)	(136,057)	147,330
Other assets	(40,636)	(1,144)	(6,597)
Accounts payable	368,753	(32,641)	(67,390)
Accrued pension and postretirement benefits	(40,768)	(18,832)	(9,843)
Accrued liabilities and other	69,336	79,238	(103,770)
Net cash from operating activities	623,409	448,469	803,432
Investing activities:
Capital expenditures	(69,272)	(53,735)	(101,084)
Proceeds from sales of assets	2,809	671	4,884
Acquisition of businesses, net of cash acquired	—	—	(25,232)
Other	14,008	11,982	11,772
Net cash from investing activities	(52,455)	(41,082)	(109,660)
Financing activities:
Borrowings on Term Loan Facilities	1,000,000	—	—
Repayments on Term Loan Facilities	(925,000)	—	(413,498)
Borrowings on Accounts Receivable Securitization Facility	—	227,061	246,417
Repayments on Accounts Receivable Securitization Facility	—	(227,061)	(408,025)
Borrowings on Revolving Loan Facilities	—	1,638,000	3,198,277
Repayments on Revolving Loan Facilities	—	(1,756,189)	(3,199,592)
Borrowings on Senior Notes	—	700,000	—
Repayments on Senior Notes	(700,000)	—	—
Borrowings on International Debt	—	31,222	27,680
Repayments on International Debt	—	(36,383)	(48,327)
Borrowings on notes payable	149,287	234,682	341,117
Repayments on notes payable	(149,739)	(239,008)	(342,576)
Share repurchases	—	(200,269)	—
Cash dividends paid	(209,484)	(210,385)	(216,958)
Payments to amend and refinance credit facilities	(43,186)	(15,018)	(1,203)
Other	(9,898)	(4,483)	(7,322)
Net cash from financing activities	(888,020)	142,169	(824,010)
Effect of changes in foreign exchange rates on cash	(32,908)	31,124	4,429
Change in cash, cash equivalents and restricted cash	(349,974)	580,680	(125,809)
Cash, cash equivalents and restricted cash at beginning of year	910,603	329,923	455,732
Cash, cash equivalents and restricted cash at end of year	560,629	910,603	329,923
Less restricted cash at end of year	—	1,166	1,047
Cash and cash equivalents at end of year	$560,629	$909,437	$328,876

Balances included in the Consolidated Balance Sheets:
Cash and cash equivalents	$536,277	$900,615
Cash and cash equivalents included in current assets held for sale	24,352	8,822
Cash and cash equivalents at end of year	$560,629	$909,437

(1)The cash flows related to discontinued operations have not been segregated and remain included in the major classes of assets and liabilities. Accordingly, the Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.
See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Notes to Consolidated Financial Statements
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)

(1)    Basis of Presentation
Hanesbrands Inc., a Maryland corporation (the “Company”), is a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Bonds, Bali, Maidenform, Playtex, Bras N Things, JMS/Just My Size, Alternative, Berlei, Wonderbra, Gear for Sports and Comfortwash. The Company designs, manufactures, sources and sells a broad range of basic apparel such as T-shirts, bras, panties, shapewear, underwear, socks and activewear.
The Company’s fiscal year ends on the Saturday closest to December 31. All references to “2021”, “2020” and “2019” relate to the 52-week fiscal year ended on January 1, 2022, the 53-week fiscal year ended on January 2, 2021 and the 52-week fiscal year ended on December 28, 2019, respectively. Two subsidiaries of the Company close one day after the Company’s consolidated year end. The difference in reporting of financial information for these subsidiaries did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Business Strategy
In late 2020, the Company undertook a comprehensive global business review focused on building consumer-centric growth. The review resulted in the Company’s Full Potential plan, which is its multi-year growth strategy that focuses on four pillars to drive growth and enhance long-term profitability and identifies the initiatives to unlock growth. The Company’s four pillars of growth are to grow the Champion brand globally, drive growth in Innerwear with brands and products that appeal to younger consumers, drive consumer-centricity by delivering innovative products and improving awareness through investments in brand marketing and digital capabilities, and streamline its global portfolio.
In the fourth quarter of 2020, the Company began the implementation of its Full Potential plan and as part of its strategy to streamline its portfolio, the Company determined that its personal protective equipment (“PPE”) business was no longer a growth opportunity and recorded a charge of $362,913 to write down its entire PPE inventory balance to its estimated net realizable value and a charge of $26,400 to accrue for vendor commitments for PPE materials that were paid in 2021. Additionally, the Company commenced an initiative to reduce 20% of its SKUs in inventory in order to streamline product offerings while also implementing a formal lifecycle management process. As a result, the Company recorded a charge of $192,704 to write down inventory to its estimated net realizable value taking into account these initiatives. These initiatives will position the Company for long-term growth by driving higher margin sales, lowering costs and improving service to customers.
In the first quarter of 2021, the Company announced that as part of its Full Potential plan, it was exploring alternatives for its European Innerwear business and subsequently reached the decision to exit this business. The Company determined that its European Innerwear business met held-for-sale and discontinued operations accounting criteria at the end of the first quarter of 2021. Accordingly, the Company began to separately report the results of its European Innerwear business as discontinued operations in its Consolidated Statements of Income, and to present the related assets and liabilities as held for sale in the Consolidated Balance Sheets. These changes have been applied to all periods presented. On November 4, 2021, the Company announced that it reached an agreement to sell its European Innerwear business to an affiliate of Regent, L.P., pending the completion of consultation with the European and French works councils representing employees of the European Innerwear business and customary closing conditions. See Note “Assets and Liabilities Held for Sale” for additional information.
In addition, in the fourth quarter of 2021, the Company reached the decision to divest its U.S. Sheer Hosiery business, including the L’eggs brand, as part of its strategy to streamline its portfolio under its Full Potential plan. The Company determined that its U.S. Sheer Hosiery business met held-for-sale accounting criteria in the fourth quarter of 2021, and the related assets and liabilities are presented as held for sale in the Consolidated Balance Sheets at January 1, 2022. The operations of the U.S. Sheer Hosiery business are reported in “Other” for all periods presented in Note “Business Segment Information”. The Company is currently exploring potential purchasers for this business and expects to complete the sale of this business within one year. See Note “Assets and Liabilities Held for Sale” for additional information.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
Impact of COVID-19
The global coronavirus ("COVID-19") pandemic impacted the Company’s business operations and financial results in 2020 and 2021, primarily through reduced traffic and closures of Company-operated and third-party retail locations for portions of each of 2021 and 2020 in certain markets and global supply chain disruptions in both periods. In 2020, sales of PPE, used to help mitigate the spread of the COVID-19 virus, partially offset the negative impact of the decline in net sales and earnings due to the COVID-19 pandemic on the Company’s financial results. In 2020, the Company’s operating results also reflected impairment charges related to intangible assets and goodwill, charges to reserve for increased excess and obsolete inventory, bad debt charges and charges to re-start the Company’s supply chain following the extended shut-down of parts of its manufacturing network in 2020 due to the ongoing effects of the COVID-19 pandemic. Global supply chain disruptions primarily due to port congestion, transportation delays as well as labor and container shortages have resulted in higher operating costs and higher levels of inflation. The future impact of the COVID-19 pandemic remains highly uncertain, and the Company’s business and results of operations, including its net revenues, earnings and cash flows, could continue to be adversely impacted. See Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for additional discussion.
(2)    Summary of Significant Accounting Policies
(a) Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation, except for certain intercompany sales and related profit and receivables from the Company’s supply chain to the European Innerwear business, which is classified as discontinued operations in the consolidated financial statements. See Note “Assets and Liabilities Held for Sale” for additional information.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
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
(e) Advertising Expense
Advertising represents one of several brand building methods used by the Company. Advertising costs, which include the development and production of advertising materials and the communication of these materials through various forms of media, are expensed in the period the advertising first takes place. The Company recognized advertising expense in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income of $208,998, $113,586 and $143,734 in 2021, 2020 and 2019, respectively.
(f) Shipping and Handling Costs
Revenue received for shipping and handling costs is included in net sales and was $19,461, $18,943 and $19,536 in 2021, 2020 and 2019, respectively. Shipping costs, which comprise payments to third-party shippers, and handling costs, which consist of warehousing costs in the Company’s various distribution facilities, were $447,131, $389,252 and $394,906 in 2021, 2020 and 2019, respectively. The Company recognizes shipping, handling and distribution costs in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income.
(g) Research and Development
Research and development costs are expensed as incurred and are included in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income. Research and development includes expenditures for new product, technological improvements for existing products and process innovation, which primarily consist of salaries, consulting and supplies attributable to time spent on research and development activities. Additional costs include depreciation and

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
maintenance for research and development equipment and facilities. Research and development expense was $39,320, $37,367 and $41,782 in 2021, 2020 and 2019, respectively.
(h) Defined Contribution Benefit Plans
The Company sponsors 401(k) plans as well as other defined contribution benefit plans. Expense for these plans was $37,979, $34,720 and $27,938 in 2021, 2020 and 2019, respectively.
(i) Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash and is included within “Other current assets” in the Consolidated Balance Sheets.
As of January 2, 2021, an indemnification escrow balance of A$1,517 (U.S. $1,166) related to the Company’s 2018 acquisition of BNT Holdco Pty Limited was held in one of the Company’s bank accounts and classified as restricted cash in the “Other current assets” line in the Consolidated Balance Sheets. This balance was paid to the sellers in the second quarter of 2021. The Company had no restricted cash as of January 1, 2022.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
(m) Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”, which requires lessees to recognize a right-of-use asset and a lease liability for all leases that are not short-term in nature. The Company adopted the new rules in the first quarter of 2019 utilizing the modified retrospective method and elected the package of practical expedients permitted under the transition guidance within the new standard which among other things, allowed the Company to carry forward the historical lease classification. The Company did not elect the hindsight practical expedient to determine the lease term for existing leases.
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
In light of temporary store closures related to the COVID-19 pandemic, the Company took actions in 2020 and 2021 with respect to certain of its existing leases, including withholding rent payments and engaging with landlords to obtain rent deferrals and other rent concessions. Consistent with updated guidance from the FASB in April 2020, the Company elected to treat agreed-upon payment deferrals that resulted in the total payments required by the modified contract being substantially the same as total payments required by the contract as if there were no modifications to the lease contract. The Company elected to treat other agreed-upon rent concessions, which resulted in reduced minimum lease payments, as variable lease payments. For any agreed-upon rent concessions, which change the payment terms from minimum rental amounts to amounts based on a percentage of sales volume, the Company elected to treat such changes as lease modifications under the current lease guidance.
(n) Trademarks and Other Identifiable Intangible Assets
The primary identifiable intangible assets of the Company are trademarks, licensing agreements, customer and distributor relationships and computer software. Identifiable intangible assets with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of a finite-lived intangible asset is based upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. Trademarks determined to have finite lives are generally amortized over periods ranging from 10 to 20 years, license agreements are generally amortized over periods ranging from three to 15 years, customer and distributor relationships are generally amortized over periods ranging from one to 15 years and computer software and other intangibles are generally amortized over periods ranging from one to 13 years.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
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
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
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
(s) Financial Instruments
The Company uses forward foreign exchange contracts and cross-currency swap contracts to manage its exposures to movements in foreign exchange rates. The Company also uses a combination of cross-currency swap contracts and long-term debt to manage its exposure to foreign currency risk associated with the Company’s net investment in certain European subsidiaries. The use of these derivative and nonderivative financial instruments modifies the Company’s exposure to these risks with the goal of reducing the risk or cost to the Company. The Company does not use derivatives for trading purposes and is not a party to leveraged derivative contracts.
Depending on the nature of the underlying risk being hedged, these derivative and nonderivative financial instruments are accounted for either as cash flow, net investment or mark to market hedges against changes in the value of the hedged item. Derivatives are recorded in the Consolidated Balance Sheets at fair value. The fair value is based upon either market quotes for actively traded instruments or independent bids for nonexchange traded instruments. The accounting for changes in fair value of a derivative instrument depends on whether the instrument has been designated and qualifies as part of a hedging relationship. The Company determines whether a derivative instrument meets the criteria for cash flow or net investment hedge accounting treatment on the date the derivative is executed. Derivatives accounted for as mark to market hedges are not designated as hedges for accounting purposes.
The Company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking financial instruments to the hedged assets, liabilities, firm commitments, forecasted transactions or net investments.
The Company may be exposed to credit losses in the event of nonperformance by individual counterparties or the entire group of counterparties to the Company’s derivative contracts. Risk of nonperformance by counterparties is mitigated by dealing with highly rated counterparties and by diversifying across counterparties.
Cash Flow Hedges
For a cash flow hedge, the Company formally assesses, both at inception and on at least a quarterly basis thereafter, whether the designated derivative instrument is highly effective in offsetting changes in cash flows of the hedged item. The change in the fair value of a derivative instrument that is designated and highly effective as a cash flow hedge is recorded as a deferred gain or loss in the “Accumulated other comprehensive loss” line in the Consolidated Balance Sheets. When the hedged item affects the income statement, the deferred gain or loss on the derivative instrument is reclassified from AOCI and recorded on the same line in the Consolidated Statements of Income as the hedged item. The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value. If it is determined that a designated derivative instrument ceases to be a highly effective cash flow hedge, or if the anticipated transaction is no longer likely to occur, the Company discontinues hedge accounting, and any deferred gain or loss is reclassified from AOCI and recorded on the same line in the Consolidated Statements of Income as the hedged item.
Cash flows from derivatives designated as cash flow hedges are classified in the same category as the item being hedged in the Consolidated Statements of Cash Flows.
Net Investment Hedges
For a net investment hedge, the Company formally assesses, both at inception and on a quarterly basis thereafter, whether the designated financial instrument is highly effective as an economic hedge of foreign exchange risk associated with the hedged net investment. The change in the fair value of a derivative instrument or the change in the carrying value of a

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
nonderivative financial instrument that is designated and highly effective as a net investment hedge is recorded as a deferred gain or loss in the cumulative translation adjustment component of AOCI, offsetting the translation gain or loss for the net investment being hedged.
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
If a net investment hedging relationship ceases to be highly effective, the Company discontinues hedge accounting, and any future change in the fair value of the derivative hedging instrument or future change in the carrying value of the nonderivative hedging instrument is recorded in the “Other expenses” line in the Consolidated Statements of Income, which is where the gain or loss on the sale or substantial liquidation of the underlying net investment would be recorded. However, any deferred gain or loss previously recorded in the cumulative translation adjustment component of AOCI will remain in AOCI until the hedged net investment is sold or substantially liquidated, at which time the cumulative deferred gain or loss is reclassified from AOCI and recorded in the “Other expenses” line in the Consolidated Statements of Income.
Cash flows from the periodic and final settlements of the cross-currency swap contracts are reported as cash flows from investing activities in the Consolidated Statements of Cash Flows because the hedged item is a net investment in foreign subsidiaries, and the cash paid or received from acquiring or selling the subsidiaries would typically be classified as investing.
Mark to Market Hedges
A derivative instrument whose change in fair value is used to hedge against changes in the value of a hedged item, but which is not designated as a hedge under the accounting standards, is accounted for as a mark to market hedge. These derivatives are recorded at fair value in the Consolidated Balance Sheets when the hedged item is recorded as an asset or liability and then are revalued each accounting period. Changes in the fair value of derivatives accounted for as mark to market hedges are reported in the “Cost of sales” and “Selling, general and administrative expenses” lines in the Consolidated Statements of Income.
Cash flows from derivatives not designated as hedges are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
Codification Improvements
In October 2020, the FASB issued ASU 2020-10, “Codification Improvements.” The new accounting rules improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50) that had only been included in the Other Presentation Matters Section (Section 45) of the Codification. Additionally, the new rules also clarify guidance across various topics including defined benefit plans, foreign currency transactions, and interest expense. The new accounting rules were effective for the Company in the first quarter of 2021. The adoption of the new accounting rules did not have a material impact on the Company’s financial conditions, results of operations, cash flows or disclosures.
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, “Reference Rate Reform: Scope.” The new accounting rules provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments in this standard can be adopted any time before the fourth quarter of 2022. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations, cash flows and disclosures and does not currently intend to early adopt the new rules.
Business Combinations
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The new accounting rules require entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The new accounting rules will be effective for the Company in the first quarter of 2023, including interim periods within those years. Early adoption is permitted. The adoption impact of the new accounting rules will depend on the magnitude of future acquisitions.
(v) Reclassifications
Certain prior year amounts in the notes to the Consolidated Financial Statements, have been reclassified to conform with the current year presentation. These classifications within the statements had no impact on the Company’s results of operations. In addition, in the first quarter of 2021, the Company began to separately report the results of its European Innerwear business as discontinued operations in its Consolidated Statements of Income, and to present the related assets and liabilities as held for sale in the Consolidated Balance Sheets for all periods presented.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
(3)    Assets and Liabilities Held for Sale
Assets and liabilities classified as held for sale in the Consolidated Balance Sheets as of January 1, 2022 and January 2, 2021 consist of the following:

	January 1, 2022	January 2, 2021
U.S. Sheer Hosiery business - continuing operations	$5,426	$—
European Innerwear business - discontinued operations	321,731	234,086
Total current assets held for sale	$327,157	$234,086

Noncurrent assets held for sale - European Innerwear business - discontinued operations	$—	$494,501

U.S. Sheer Hosiery business - continuing operations	$5,426	$—
European Innerwear business - discontinued operations	311,476	222,183
Total current liabilities held for sale	$316,902	$222,183

Noncurrent liabilities held for sale - European Innerwear business - discontinued operations	$—	$112,989
U.S. Sheer Hosiery Business - Continuing Operations
In 2020, the Company determined that there was a triggering event associated with its U.S. Sheer Hosiery reporting unit due to a significant decline in performance below management’s expectations and loss of a future wholesale sheer hosiery program. As a result, the Company recorded impairment charges for the full amount of goodwill related to the U.S. Sheer Hosiery reporting unit of $25,173, which are reflected in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income in 2020. In the fourth quarter of 2021, the Company reached the decision to divest its U.S. Sheer Hosiery business, including the L’eggs brand, as part of its strategy to streamline its portfolio under its Full Potential plan. The Company determined that its U.S. Sheer Hosiery business met held-for-sale accounting criteria in the fourth quarter of 2021, and the related assets and liabilities are presented as held for sale in the Consolidated Balance Sheets at January 1, 2022. The Company recorded a non-cash charge of $38,364, which is reflected in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income, to record a valuation allowance against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal. The operations of the U.S. Sheer Hosiery business are reported in “Other” for all periods presented in Note “Business Segment Information”. The Company is currently exploring potential purchasers for this business and expects to complete the sale of this business within one year.
European Innerwear Business - Discontinued Operations
In the first quarter of 2021, the Company announced that as part of its Full Potential plan, it was exploring alternatives for its European Innerwear business and subsequently reached the decision to exit this business. The Company determined that its European Innerwear business met held-for-sale and discontinued operations accounting criteria at the end of the first quarter of 2021. Accordingly, the Company began to separately report the results of its European Innerwear business as discontinued operations in its Consolidated Statements of Income, and to present the related assets and liabilities as held for sale in the Consolidated Balance Sheets. These changes have been applied to all periods presented. On November 4, 2021, the Company announced that it reached an agreement to sell its European Innerwear business to an affiliate of Regent, L.P., pending the completion of consultation with the European and French works councils representing employees of the European Innerwear business and customary closing conditions. Under the agreement, the purchaser will acquire all of the assets and operating liabilities of the European Innerwear business. The transaction is expected to close in the first quarter of 2022.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
Upon meeting the criteria for held-for-sale classification which qualified as a triggering event, the Company performed a full impairment analysis of the disposal group's indefinite-lived intangible assets and goodwill. As a result of the strategic decision to exit the European Innerwear business, forecasts were revised to include updated market conditions and the removal of strategic operating decisions that would no longer occur under the Company's ownership. The revised forecasts indicated impairment of certain indefinite-lived trademarks and license agreements as well as the full goodwill balance attributable to the European Innerwear business. As a result of this impairment analysis, a non-cash charge of $155,745 was recorded as "Impairment of intangible assets and goodwill" in the summarized discontinued operations financial information in 2021. In addition, the Company recorded non-cash charges of $7,253 and $273,995 as "Loss on classification of assets held for sale" in the summarized discontinued operations financial information for the quarter and year ended January 1, 2022, respectively, to record a valuation allowance against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal. The non-cash charge recorded in the quarter ended January 1, 2022 primarily resulted from changes in working capital balances and foreign exchange rates. The Company will continue to assess the valuation allowance in each interim period until the European Innerwear business is sold. Additionally, the Company recorded an impairment charge of $7,302 in continuing operations on an indefinite-lived trademark in 2021 which is reflected in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income. This charge relates to the full impairment of an indefinite-lived trademark related to a specific brand within the European Innerwear business that was excluded from the disposal group as it is not being marketed for sale. The Company intends to exit this brand subsequent to the sale of the European Innerwear business.
During the second quarter of 2020, the Company completed a quantitative impairment analysis for certain indefinite-lived intangible assets as a result of the significant impact of the COVID-19 pandemic on their performance. Based on this analysis, the Company recorded impairment charges of $20,319 on certain indefinite-lived trademarks and other intangible assets within the European Innerwear business which are reflected in the “Impairment of intangible assets and goodwill” line in the summarized discontinued operations financial information in 2020.
The Company expects to continue certain sales from its supply chain to the European Innerwear business on a transitional basis after the sale of the business. Those sales and the related profit are included in continuing operations in the Consolidated Statements of Income and in “Other” in Note “Business Segment Information” in all periods presented and have not been eliminated as intercompany transactions in consolidation. The related receivables from the European Innerwear business have been reclassified to “Trade accounts receivable, net” in the Consolidated Balance Sheets for all periods presented.
The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the European Innerwear business that will be eliminated from continuing operations. The key components from discontinued operations related to the European Innerwear business are as follows:

	Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Net sales	$546,558	$598,322	$598,548
Cost of sales	294,383	352,758	307,920
Gross profit	252,175	245,564	290,628
Selling, general and administrative expenses	274,408	261,410	251,583
Impairment of intangible assets and goodwill	155,745	20,319	—
Loss on classification of assets held for sale	273,995	—	—
Operating income (loss)	(451,973)	(36,165)	39,045
Other expenses	2,178	2,477	1,223
Interest expense, net	613	2,253	1,655
Income (loss) from discontinued operations before income tax expense	(454,764)	(40,895)	36,167
Income tax expense (benefit)	(11,020)	2,397	8,771
Net income (loss) from discontinued operations, net of tax	$(443,744)	$(43,292)	$27,396

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
Assets and liabilities of discontinued operations classified as held for sale in the Consolidated Balance Sheets as of January 1, 2022 and January 2, 2021 consist of the following:

	January 1, 2022	January 2, 2021(1)
Cash and cash equivalents	$24,352	$8,822
Trade accounts receivable, net	87,353	84,632
Inventories	141,653	123,337
Other current assets	21,926	17,295
Property, net	62,659	67,950
Right-of-use assets	32,603	34,637
Trademarks and other identifiable intangibles, net(2)	205,204	284,170
Goodwill	—	96,692
Deferred tax assets	4,174	5,438
Other noncurrent assets	4,127	5,614
Allowance to adjust assets to estimated fair value, less costs of disposal	(262,320)	—
Total assets of discontinued operations	$321,731	$728,587

Accounts payable	$84,327	$77,636
Accrued liabilities	122,620	133,431
Lease liabilities	6,562	10,332
Notes payable	329	784
Lease liabilities - noncurrent	27,426	28,775
Pension and postretirement benefits	38,325	46,569
Other noncurrent liabilities	31,887	37,645
Total liabilities of discontinued operations	$311,476	$335,172

(1)Amounts at January 2, 2021 have been classified as current and long-term in the Consolidated Balance Sheets.
(2)The “Trademarks and other identifiable intangibles, net” line in the table above includes $161,693 and $229,315 of indefinite-lived trademarks as of January 1, 2022 and January 2, 2021, respectively.
The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows. The following table presents cash flow and non-cash information related to discontinued operations:

	Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Depreciation	$2,608	$11,650	$10,572
Amortization	$1,460	$5,829	$5,332
Capital expenditures	$8,462	$4,160	$11,827
Impairment of intangible assets and goodwill	$155,745	$20,319	$—
Loss on classification of assets held for sale	$273,995	$—	$—
Capital expenditures included in accounts payable at end of period	$1,079	$3,767	$3,035
Right-of-use assets obtained in exchange for lease obligations	$8,672	$3,738	$2,027
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Third-party brick-and-mortar wholesale	$4,777,623	$4,334,088	$4,832,397
Consumer-directed	2,023,617	1,793,073	1,593,319
Total net sales	$6,801,240	$6,127,161	$6,425,716
Revenue Sources
Third-Party Brick-and-Mortar Wholesale Revenue
Third-party brick-and-mortar wholesale revenue is primarily generated by sales of the Company’s products to retailers to support their brick-and-mortar operations. Also included within third-party brick-and-mortar wholesale revenue is royalty revenue from licensing agreements. The Company earns royalties through license agreements with manufacturers of other consumer products that incorporate certain of the Company’s brands. The Company accrues revenue earned under these contracts based upon reported sales from the licensees. Additionally, third-party brick-and-mortar wholesale revenue for the year ended January 2, 2021 includes $518,309 of revenue from contracts with governments generated from the sale of both cloth face coverings and gowns for use to help mitigate the spread of the virus during the COVID-19 pandemic.
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
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Basic weighted average shares outstanding	351,028	352,766	364,709
Effect of potentially dilutive securities:
Stock options	16	—	430
Restricted stock units	1,031	—	376
Employee stock purchase plan and other	3	—	4
Diluted weighted average shares outstanding	352,078	352,766	365,519
The following securities were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive:

	Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Stock options	167	219	—
Restricted stock units	32	621	—
In 2020, all potentially dilutive securities were excluded from the diluted earnings per share calculation because the Company incurred a net loss for the year and their inclusion would be anti-dilutive.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
(6)    Stock-Based Compensation
The Company established the Omnibus Incentive Plan to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to its employees, non-employee directors and employees of its subsidiaries to promote the interests of the Company, incent performance and retain employees. In April 2020, the stockholders of the Company approved the Hanesbrands Inc. 2020 Omnibus Incentive Plan (the “2020 Omnibus Plan”). The Company satisfies the requirement for common shares for share-based payments to employees pursuant to the 2020 Omnibus Plan by issuing newly authorized shares. The 2020 Omnibus Plan authorized a total of 11,000 shares of common stock of the Company for awards granted under the 2020 Omnibus Plan, plus the number of shares of common stock of the Company available for grant under the predecessor Hanesbrands Inc. Omnibus Incentive Plan (the “Prior Plan”) that had not yet been made subject to awards under the Prior Plan as of the effective date of the 2020 Omnibus Plan. The 2020 Omnibus Plan authorized 74,220 shares for awards of stock options and restricted stock units, of which 16,469 shares were available for future grants as of January 1, 2022.
In addition, during 2020, the Company granted stock awards to two newly hired executive officers outside of the 2020 Omnibus Plan in reliance on the employment inducement exemption under the New York Stock Exchange’s Listed Company Manual Rule 303A.08.
Stock Options
Under the Omnibus Incentive Plan, the exercise price of each stock option equals the closing market price of the Company’s stock on the date of grant. Options granted vest ratably over three years and can be exercised over a term of 10 years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during 2021, 2020 or 2019 under the Omnibus Incentive Plan.
During 2020, the Company granted 250 stock options to a newly hired executive officer outside of the 2020 Omnibus Plan in reliance on the employment inducement exemption under the New York Stock Exchange’s Listed Company Manual Rule 303A.08. The exercise price of each stock option equals either the closing market price of the Company’s stock on the date of grant or the closing market price of the Company’s stock on the date of grant multiplied by a specified exercise premium factor applicable to each option. Options granted vest ratably over three years and can be exercised over a term of 10 years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following table includes the assumptions for the Black-Scholes option-pricing model used in determining the fair value of these options granted during 2020.

Year Ended
January 2, 2021
Dividend yield	5.00%
Risk-free interest rate	0.31%
Volatility	39.97%
Expected term (years)	6

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
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
A summary of the changes in stock options outstanding to the Company’s employees is presented below:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Options outstanding at December 29, 2018	783	$6.51	$4,449	1.54
Granted	—	—
Exercised	(312)	6.09
Options outstanding at December 28, 2019	471	$6.79	$3,786	0.94
Granted	250	17.18
Exercised	(471)	6.79
Options outstanding at January 2, 2021	250	$17.18	$22	9.59
Granted	—	—
Exercised	—	—
Options outstanding at January 1, 2022	250	$17.18	$200	8.59
Options exercisable at January 1, 2022	83	$14.32	$200	8.59
There were no stock option exercises during 2021. The total intrinsic value of options that were exercised during 2020 and 2019 was $3,299 and $3,084, respectively.
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
During 2020, the Company granted 225,399 RSUs to two newly hired executive officers outside of the 2020 Omnibus Plan in reliance on the employment inducement exemption under the New York Stock Exchange’s Listed Company Manual Rule 303A.08. These grants included 119,143 non-performanced based awards which vest upon continued future service to the Company and 106,256 performanced-based awards which have a performanced-based vesting feature. These RSUs are granted to induce employment and incent performance and retention over periods of two to three years. Upon vesting, the RSUs are converted into shares of the Company’s common stock on a one-for-one basis and issued to the grantees. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is recognized over the period during which the grantees provide the requisite service to the Company.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
A summary of the changes in the restricted stock unit awards outstanding is presented below:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Nonvested share units outstanding at December 29, 2018	3,261	$18.53	$39,747	2.23
Granted — non-performanced based	114	16.20
Granted — performanced based	(93)	20.71
Vested	(1,246)	20.66
Forfeited	(169)	17.52
Nonvested share units outstanding at December 28, 2019	1,867	$16.93	$27,692	1.50
Granted — non-performanced based	1,006	14.26
Granted — performanced based	1,124	14.40
Vested	(803)	19.08
Forfeited	(83)	15.53
Nonvested share units outstanding at January 2, 2021	3,111	$14.64	$45,361	1.32
Granted — non-performanced based	970	16.11
Granted — performanced based	(149)	16.22
Vested	(1,694)	14.87
Forfeited	(117)	15.36
Nonvested share units outstanding at January 1, 2022	2,121	$16.53	$35,455	1.18
The total fair value of shares vested during 2021, 2020 and 2019 was $25,201, $15,325 and $25,730, respectively. Certain participants elected to defer receipt of shares earned upon vesting.
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
For all share-based payments under the Omnibus Incentive Plan and outside the Omnibus Incentive Plan in 2020, the Company recognized compensation expense and deferred tax benefits as follows:

	Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Compensation expense included in continuing operations	$16,065	$18,202	$8,453
Compensation expense included in discontinued operations	225	462	455
Total compensation expense	$16,290	$18,664	$8,908

Deferred tax benefit recognized in continuing operations	$2,499	$1,808	$1,470
At January 1, 2022, there was $25,019 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $14,156, $9,586, and $1,277 is expected to be recognized in continuing operations in 2022, 2023, and 2024, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
(7)    Trade Accounts Receivable
Allowances for Trade Accounts Receivable
The changes in the Company’s allowance for doubtful accounts and allowance for chargebacks and other deductions are as follows:

	Allowance for Doubtful Accounts	Allowance for Chargebacks and Other Deductions	Total
Balance at December 29, 2018	$16,466	$11,438	$27,904
Charged to expenses	8,458	12,191	20,649
Deductions, write-offs and adjustments	(8,285)	(13,285)	(21,570)
Currency translation	(362)	(131)	(493)
Balance at December 28, 2019	$16,277	$10,213	$26,490
Charged to expenses	31,661	14,631	46,292
Deductions, write-offs and adjustments	(14,986)	(9,864)	(24,850)
Currency translation	651	162	813
Balance at January 2, 2021	$33,603	$15,142	$48,745
Charged to expenses	2,279	24,501	26,780
Deductions, write-offs and adjustments	2,663	(15,245)	(12,582)
Currency translation	(707)	(288)	(995)
Balance at January 1, 2022	$37,838	$24,110	$61,948
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
Sales of Accounts Receivable
The Company has entered into agreements to sell selected trade accounts receivable to financial institutions based on programs offered by certain of the Company’s largest customers. As a result of the strong credit worthiness of these customers, the discount taken on most of these programs is less than the marginal borrowing rate on the Company’s variable rate credit facilities. In most agreements, after the sale, the Company does not retain any interests in the receivables and the applicable financial institution services and collects these accounts receivable directly from the customer. Net proceeds of these accounts receivable sale programs are recognized in the Consolidated Statements of Cash Flows as part of operating cash flows.
The Company recognized total funding fees of $3,312, $4,932 and $9,891 in 2021, 2020 and 2019, respectively, for sales of accounts receivable to financial institutions in the “Other expenses” line in the Consolidated Statements of Income.
(8)    Inventories
Inventories consisted of the following:

	January 1, 2022	January 2, 2021
Raw materials	$68,683	$67,111
Work in process	110,246	108,844
Finished goods	1,405,086	1,191,803
	$1,584,015	$1,367,758

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
In the fourth quarter of 2020, the Company began the implementation of its Full Potential plan including a number of actions to simplify its business including streamlining its portfolio and SKU rationalization. Specifically, the Company no longer viewed PPE as a future growth opportunity for the Company. The Company recorded a charge of $362,913 to write down its entire PPE inventory balance to its estimated net realizable value. Additionally, the Company commenced an initiative to reduce 20% of its SKUs in inventory in order to streamline product offerings while also implementing a formal lifecycle management process. As a result, the Company recorded a charge of $192,704 to write down inventory to its estimated net realizable value taking into account its initiatives.
(9)    Property, Net
Property is summarized as follows:

	January 1, 2022	January 2, 2021
Land	$26,368	$26,850
Buildings and improvements	430,235	455,636
Machinery and equipment	998,891	1,065,541
Construction in progress	42,375	21,234
	1,497,869	1,569,261
Less accumulated depreciation	1,056,468	1,091,440
Property, net	$441,401	$477,821
Capital expenditures included in accounts payable at January 1, 2022, January 2, 2021 and December 28, 2019 were $23,085, $14,164 and $16,292, respectively.
(10)    Leases
The Company has operating leases for real estate (primarily retail stores and operating facilities) and certain equipment. The Company’s finance leases are not material. The Company’s leases have remaining lease terms of one month to 36 years, some of which include options to extend the leases for up to 15 years, and some of which include options to terminate the leases within one year.
Total operating lease costs, which includes short-term leases and variable cost, were $236,139, $218,506 and $211,020 for 2021, 2020 and 2019, respectively. For 2021, 2020 and 2019, variable costs of $77,496, $69,210 and $64,062, respectively, were included in total operating lease costs. Short-term lease costs were immaterial for 2021, 2020 and 2019.
The following table presents supplemental cash flow and non-cash information related to leases:

	Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from leases	$157,138	$179,591	$147,597
Right-of-use assets obtained in exchange for lease obligations - non-cash activity	$59,864	$47,349	$64,469
The following table presents supplemental information related to lease terms and discount rates:

	Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Weighted average remaining lease term	4.7 years	5.0 years	5.4 years
Weighted average discount rate	4.55%	4.65%	4.89%

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
The following table presents maturities of operating lease liabilities as of January 1, 2022:

2022	$127,939
2023	104,410
2024	67,572
2025	46,216
2026	31,469
Thereafter	55,399
Total lease payments	433,005
Less interest	41,627
$391,378
As of January 1, 2022, the Company’s additional operating lease contracts that have not yet commenced are immaterial.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
(11)    Intangible Assets and Goodwill
(a) Intangible Assets
The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

	Gross	Accumulated Amortization	Net Book Value
Year ended January 1, 2022:
Intangible assets subject to amortization:
Trademarks and brand names	$43,187	$29,678	$13,509
Licensing agreements	92,370	65,828	26,542
Customer and distributor relationships	132,971	78,647	54,324
Computer software	97,464	62,064	35,400
Other intangibles	3,984	3,720	264
	$369,976	$239,937	130,039
Intangible assets not subject to amortization:
Trademarks			1,087,881
Perpetual licensing agreements and other			2,250
Net book value of intangible assets			$1,220,170

	Gross	Accumulated Amortization	Net Book Value
Year ended January 2, 2021:
Intangible assets subject to amortization:
Trademarks and brand names	$37,273	$30,073	$7,200
Licensing agreements	92,561	60,608	31,953
Customer and distributor relationships	137,732	69,073	68,659
Computer software	86,054	53,303	32,751
Other intangibles	3,876	3,374	502
	$357,496	$216,431	141,065
Intangible assets not subject to amortization:
Trademarks			1,150,532
Perpetual licensing agreements and other			2,250
Net book value of intangible assets			$1,293,847
In the first quarter of 2021, the Company recorded an impairment charge of $7,302 to fully impair an indefinite-lived trademark related to a specific brand within the European Innerwear business that was excluded from the disposal group as it is not being marketed for sale. The Company intends to exit this brand subsequent to the sale of the European Innerwear business. This impairment charge is reflected in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income for the year ended January 1, 2022.
In connection with the annual impairment testing performed in the third quarter of 2021, the Company performed a quantitative assessment, utilizing an income approach to estimate the fair value of each indefinite-lived intangible asset. The most significant assumptions include the weighted average cost of capital, revenue growth rate, terminal growth rate and operating profit margin, all of which are used to estimate the fair value of the indefinite-lived intangible assets. The tests indicated the indefinite-lived intangible assets had fair values that exceeded their carrying values, and no impairment of trademarks or other identifiable intangible assets was identified as a result of the annual testing conducted in 2021.
The amortization expense in continuing operations for intangible assets subject to amortization was $31,069, $30,858 and $29,605 for 2021, 2020 and 2019, respectively. The estimated amortization expense for the next five years, assuming no change in the estimated useful lives of identifiable intangible assets or changes in foreign exchange rates is as follows: $26,398 in 2022, $23,724 in 2023, $20,209 in 2024, $17,920 in 2025 and $11,413 in 2026.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
(b) Goodwill
Goodwill and the changes in those amounts during the period are as follows:

	Innerwear	Activewear	International	Other	Total
Net book value at December 28, 2019	$406,853	$316,384	$397,611	$27,673	$1,148,521
Impairment	—	—	—	(25,173)	(25,173)
Currency translation	—	—	35,590	—	35,590
Net book value at January 2, 2021	$406,853	$316,384	$433,201	$2,500	$1,158,938
Currency translation	—	—	(25,843)	—	(25,843)
Net book value at January 1, 2022	$406,853	$316,384	$407,358	$2,500	$1,133,095
In connection with the annual goodwill impairment testing performed during the third quarter of 2021, the Company performed a quantitative assessment utilizing an income approach to estimate the fair value of each reporting unit. The most significant assumptions include the weighted average cost of capital, revenue growth rate, terminal growth rate and operating profit margin, all of which are used to estimate the fair value of the reporting units. The tests indicated the reporting units had fair values that exceeded their carrying values, and no impairment of goodwill was identified as a result of the annual testing conducted in 2021.
In 2020, the Company determined that there was a triggering event associated with its U.S. Sheer Hosiery reporting unit due to a significant decline in performance below management’s expectations and loss of a future wholesale sheer hosiery program. As a result, the Company recorded impairment charges for the full amount of goodwill related to the U.S. Sheer Hosiery reporting unit of $25,173, which are reflected in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income in 2020. In the fourth quarter of 2021, the Company reached the decision to divest its U.S. Sheer Hosiery business, including the L’eggs brand, as part of its strategy to streamline its portfolio under its Full Potential plan. See Note “Assets and Liabilities Held for Sale” for additional information.
(12)    Debt
A summary of the Company’s debt is presented below:

	Interest Rate as of January 1, 2022	Principal Amount
		January 1, 2022	January 2, 2021	Maturity Date
Senior Secured Credit Facility:
Revolving Loan Facility	—	$—	$—	November 2026
Term Loan A	1.38%	1,000,000	625,000	November 2026
Term Loan B	—	—	300,000	—
5.375% Senior Notes	—	—	700,000	—
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	4.63%	900,000	900,000	May 2024
3.5% Senior Notes	3.50%	568,634	610,724	June 2024
Accounts Receivable Securitization Facility	—	—	—	June 2022
		3,368,634	4,035,724
Less long-term debt issuance costs		17,543	32,354
Less current maturities		25,000	263,936
		$3,326,091	$3,739,434
As of January 1, 2022 the Company’s primary financing arrangements were the senior secured credit facility (the “Senior Secured Credit Facility”), 4.875% senior notes (the “4.875% Senior Notes”), 4.625% senior notes (the “4.625% Senior Notes”), 3.5% senior notes (the “3.5% Senior Notes”) and the Accounts Receivable Securitization Facility. The outstanding balances at January 1, 2022 and January 2, 2021 are reported in the “Current portion of long-term debt” and “Long-term debt” lines in the Consolidated Balance Sheets.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
Senior Secured Credit Facility
In March 2021, the Company repaid the outstanding balance of the Term Loan B which consisted of a required excess cash flow prepayment of $238,936 and a voluntary prepayment of $61,064.
In November 2021, the Company amended and restated its Senior Secured Credit Facility to provide for potential committed aggregate borrowings of up to $2,000,000, consisting of a $1,000,000 Revolving Loan Facility and a $1,000,000 Term Loan Facility, to extend the maturity date of the Senior Secured Credit Facility from December 2022 to November 2026 and to refinance the Australian Revolving Loan Facility that was originally entered into in July 2016 under the Company’s Syndicated Facility as a joinder to the Senior Secured Credit Facility. The Australian Revolving Loan Facility, which was previously amended in July 2021 to extend the maturity date to July 2022, was incorporated into the $1,000,000 Revolving Loan Facility on the date the amendment to the Senior Secured Credit Facility became effective.
The $1,000,000 Revolving Loan Facility, a portion of which is available to be borrowed in Euros or Australian dollars, will be used for general corporate purposes and working capital needs. All borrowings under the Revolving Loan Facility may be repaid and reborrowed from time to time without penalty but must be repaid in full upon maturity.
The proceeds of the $1,000,000 Term Loan Facility were used to refinance the Term Loan A, which resulted in an increase in term loan borrowings of $390,625 on the date the amendment became effective, and to redeem, together with cash on hand, the 5.375% Senior Notes. Outstanding borrowings under the Term Loan A are repayable in equal quarterly installments of the following amounts per annum, calculated as a percentage of the original principal amount: 2.5% in years one and two, 5.0% in years three and four and 7.5% in year five, with the remainder to be repaid at maturity. The Company is required to prepay any outstanding amounts in connection with (i) the incurrence of certain indebtedness and (ii) non-ordinary course asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds in any period of twelve-consecutive months, with customary reinvestment provisions.
Redemption of the 5.375% Senior Notes required payment of a make-whole premium of $34,840. The redemption of the 5.375% Senior Notes and the refinancing of the Senior Secured Credit Facility resulted in a non-cash charge of $8,899 for the write-off of unamortized debt issuance costs. The Company incurred fees of $9,729 related to the refinancing, of which $1,960 was charged to expense and $7,769 was capitalized as debt issuance costs that are being amortized to interest expense over the remaining term of the Senior Secured Credit Facility. The make-whole premium payment, debt issuance costs write-off and fees charged to expense resulted in a one-time charge of $45,699, which is reported in the “Other expenses” line in the Consolidated Statements of Income. The cash payments for the make-whole premium and fees capitalized as debt issuance costs are reported in “Net cash from financing activities” in the Consolidated Statements of Cash Flows.
Borrowings under the Senior Secured Credit Facility bear interest at a variable rate based on, at the Company’s option, either LIBOR or an alternative base rate (both as defined in the Senior Secured Credit Facility), or the appropriate LIBOR benchmark for non-U.S. dollar borrowings, plus, in each case, an applicable margin. The applicable margin is based on the Company’s leverage ratio (as defined in the Senior Secured Credit Facility), ranging from a maximum of 1.75% in the case of LIBOR-based loans and 0.75% in the case of base rate loans if the Company’s leverage ratio is greater than or equal to 4.50 to 1.00, and will step down in varying increments to a minimum of 1.00% in the case of LIBOR-based loans and 0.00% in the case of base rate loans if the Company’s leverage ratio is less than 2.25 to 1.00. The applicable margin was 1.25% for LIBOR-based loans and 0.25% for base rate loans as of January 1, 2022. The Senior Secured Credit Facility provides a mechanism for determining an alternative rate of interest in the event that the LIBOR or LIBOR benchmark rates cease to be provided or are no longer representative of the underlying market and economic reality they are intended to measure. Interest is payable quarterly for base rate loans, but the Company has the option to pay interest on a more frequent, or less frequent, basis for LIBOR-based loans.
The commitment fee for the unused portion of the Revolving Loan Facility is based on the Company’s leverage ratio (as defined in the Senior Secured Credit Facility), ranging from a maximum of 0.25% when the leverage ratio is greater than or equal to 4.50 to 1.00, and will step down in varying increments to a minimum of 0.15% when the leverage ratio is less than 2.25 to 1.00. The commitment fee was 0.20% as of January 1, 2022.
A portion of the Revolving Loan Facility is available for the issuances of letters of credit and the making of swingline loans, and any such issuance of letters of credit or making of a swingline loan will reduce the amount available under the Revolving Loan Facility. As of January 1, 2022, the Company had $4,176 of standby and trade letters of credit issued and

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
outstanding and $995,824 of borrowing availability under the Revolving Loan Facility.
At the Company’s option, it may add one or more tranches of term loans or increase the commitments under the Revolving Loan Facility so long as certain conditions are satisfied, including, among others, that no default or event of default is in existence, the Company is in pro forma compliance with the financial covenants set forth in the Senior Secured Credit Facility and the Company’s senior secured leverage ratio is not greater than 3.50 to 1.00 on a pro forma basis after giving effect to the incurrence of such indebtedness.
The Senior Secured Credit Facility is guaranteed by substantially all of the Company’s existing and future direct and indirect U.S. subsidiaries and certain foreign subsidiaries, with certain customary or agreed-upon exceptions for certain subsidiaries. The Senior Secured Credit Facility is secured by the equity interests of substantially all of the Company’s direct and indirect U.S. subsidiaries and 65% of the voting securities of certain first tier foreign subsidiaries and substantially all present and future property and assets of the Company and each guarantor, except for certain enumerated interests.
The Senior Secured Credit Facility requires the Company to comply with customary affirmative, negative and financial covenants. The financial covenants include a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio, each of which is defined in the Senior Secured Credit Facility. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility.
The Senior Secured Credit Facility contains customary events of default, including nonpayment of principal when due; nonpayment of interest, fees or other amounts after stated grace period; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; any cross-default to material indebtedness; certain material judgments; certain events related to the ERISA, actual or asserted invalidity of any guarantee, security document or subordination provision or non-perfection of security interest, and a change in control (as defined in the Senior Secured Credit Facility). As of January 1, 2022, the Company was in compliance with all financial covenants set forth in the Senior Secured Credit Facility agreement.
5.375% Senior Notes
In May 2020, the Company issued $700,000 aggregate principal amount of 5.375% Senior Notes, with interest payable on May 15 and November 15 of each year. The 5.375% Senior Notes, which were scheduled to mature in May 2025, were redeemed in full in November 2021 in connection with the refinancing of the Senior Secured Credit Facility.
4.875% Senior Notes and 4.625% Senior Notes
In May 2016, the Company issued $900,000 aggregate principal amount of 4.875% Senior Notes and $900,000 aggregate principal amount of 4.625% Senior Notes (collectively, the “USD Senior Notes”), with interest payable on May 15 and November 15 of each year. The 4.875% Senior Notes will mature in May 2026 and the 4.625% Senior Notes will mature in May 2024. The issuance of the USD Senior Notes resulted in net proceeds of approximately $1,773,000, which were used to redeem in full the Company’s 6.375% Senior Notes and reduce the outstanding borrowings under the Revolving Loan Facility.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
3.5% Senior Notes
In June 2016, the Company issued €500,000 aggregate principal amount of 3.5% Senior Notes, with interest payable on June 15 and December 15 of each year. The 3.5% Senior Notes will mature in June 2024. The issuance of the 3.5% Senior Notes resulted in net proceeds of approximately €492,500, which were used to fund a portion of the acquisition of Champion Europe and Hanes Australasia.
On or after March 15, 2024, the Company may redeem all or a portion of the 3.5% Senior Notes at a price equal to 100% of the principal amount, plus any accrued and unpaid interest. The Company may also redeem all, but not less than all, of the 3.5% Senior Notes upon the occurrence of certain changes in applicable tax law.
The 3.5% Senior Notes are senior unsecured obligations of the Company and are fully and unconditionally guaranteed, subject to certain exceptions, by the Company and certain of its subsidiaries under the Company’s Senior Secured Credit Facility. The indenture governing the 3.5% Senior Notes limits the ability of the Company and other guarantors to incur certain liens, enter into certain sale and leaseback transactions and consolidate, merge or sell all or substantially all of their assets. The indenture also contains customary events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest; breach of other agreements in the indenture; failure to pay certain other indebtedness; certain events of bankruptcy, insolvency or reorganization; failure to pay certain final judgments; and failure of certain guarantees to be enforceable.
The 3.5% Senior Notes were issued in a transaction exempt from registration under the Securities Act and do not require disclosure of separate financial information for the guarantor subsidiaries.
Accounts Receivable Securitization Facility
Borrowings under the Accounts Receivable Securitization Facility are permitted only to the extent that the face value of the receivables in the collateral pool, net of applicable concentrations, reserves and other deductions, exceeds the outstanding loans and are also subject to a fluctuating facility limit, which was $175,000 as of January 1, 2022. In March 2021, the Company amended the Accounts Receivable Securitization Facility to decrease the fluctuating facility limit, which was $225,000 as of January 2, 2021, and extend the maturity date from March 2021 to June 2022. Additionally, the amendment changed certain ratios and borrowing base calculations, raised pricing and added certain receivables to the pledged collateral pool for the facility. The Company’s maximum borrowing capacity under the Accounts Receivable Securitization Facility was $175,000 as of January 1, 2022. The Company had $175,000 of borrowing availability under the Accounts Receivable Securitization Facility at January 1, 2022.
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
Availability of funding under the Accounts Receivable Securitization Facility depends primarily upon the eligible outstanding receivables balance. The outstanding balance under the Accounts Receivable Securitization Facility is reported on the Consolidated Balance Sheets in the line “Accounts Receivable Securitization Facility.” In the case of any creditors party to the Accounts Receivable Securitization Facility that are conduits, the yield on the commercial paper, which is the conduits’ cost to issue the commercial paper plus certain dealer fees, is considered a financing cost and is included in the “Interest expense, net” line in the Consolidated Statements of Income. In the case of any creditors party to the Accounts Receivable Securitization Facility that are committed bank purchasers, the interest rate would be payable at the Company’s option at the rate announced from time to time by PNC Bank, N.A. as its prime rate or at the LIBO Rate (as defined in the Accounts Receivable Securitization Facility) plus the applicable margin in effect from time to time. If the LIBO Rate (as defined in the Accounts

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
Receivable Securitization Facility) is unavailable or otherwise does not accurately reflect the costs to these creditors related to the borrowings, the interest rate would be the prime rate. These amounts are also considered financing costs and are included in the “Interest expense, net” line in the Consolidated Statements of Income. In addition, Receivables LLC is required to make certain indemnity and other payments to a conduit purchaser, a committed purchaser, or certain entities that provide funding to or are affiliated with them, including in the event that assets and liabilities of a conduit purchaser subject to the Accounts Receivable Securitization Facility are consolidated for financial and/or regulatory accounting purposes with certain other entities.
The Accounts Receivable Securitization Facility contains customary events of default and requires the Company to maintain the same interest coverage ratio and leverage ratio contained from time to time in the Senior Secured Credit Facility, provided that any changes to such covenants will only be applicable for purposes of the Accounts Receivable Securitization Facility if approved by the managing agents or their affiliates. As of January 1, 2022, the Company was in compliance with all financial covenants.
Future Principal Payments
Future principal payments for all of the facilities described above are as follows: $25,000 due in 2022, $37,500 due in 2023, $1,518,634 due in 2024, $62,500 due in 2025 and $1,725,000 due in 2026.
Cash Paid for Interest
Total cash paid for interest related to debt in 2021, 2020 and 2019 was $161,202, $157,094 and $171,458, respectively.
Debt Issuance Costs
During 2021, 2020 and 2019, the Company paid $8,346, $15,010 and $840, respectively, in capitalized debt issuance costs related to the Company’s financing arrangements within continuing operations. Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which range from one to 10 years. As of January 1, 2022, the net carrying value of unamortized debt issuance costs for the revolving loan facilities, which is included in “Other noncurrent assets” in the Consolidated Balance Sheets, was $6,805 and the net carrying value of unamortized debt issuance costs for the remainder of the Company’s debt, which is included in “Long-term debt” in the Consolidated Balance Sheets was $17,543. The Company’s debt issuance cost amortization in continuing operations was $12,305, $11,349 and $10,577 in 2021, 2020 and 2019, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
(13)    Defined Benefit Pension Plans
At January 1, 2022, the Company’s pension plans consisted of the Hanesbrands Inc. Pension Plan, various nonqualified retirement plans and international plans, which include certain defined benefit plans acquired in connection with the purchases of Champion Europe and Hanes Australasia. Benefits under the Hanesbrands Inc. Pension Plan were frozen effective December 31, 2005.
The components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) of the Company’s noncontributory defined benefit pension plans were as follows:

	Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Service cost	$1,488	$1,406	$1,555
Interest cost	23,812	33,552	43,153
Expected return on assets	(45,923)	(42,278)	(44,639)
Settlement cost	861	121	9
Amortization of:
Prior service cost	(6)	(6)	(6)
Net actuarial loss	24,440	22,277	20,014
Net periodic benefit cost	$4,672	$15,072	$20,086

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net (gain) loss	$(96,334)	$38,484	$33,436
Prior service credit	6	6	6
Total (gain) loss recognized in other comprehensive income (loss)	(96,328)	38,490	33,442
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(91,656)	$53,562	$53,528
The funded status of the Company’s defined benefit pension plans at the respective year ends was as follows:

	January 1, 2022	January 2, 2021
Benefit obligation:
Beginning of year	$1,299,943	$1,218,127
Service cost	1,488	1,406
Interest cost	23,812	33,552
Benefits paid	(62,525)	(58,482)
Settlements	(2,072)	(1,445)
Impact of exchange rate change	(1,128)	1,926
Actuarial (gain) loss	(43,325)	104,870
Other	(32)	(11)
End of year	1,216,161	1,299,943

Fair value of plan assets:
Beginning of year	920,316	864,172
Actual return on plan assets	73,567	86,569
Employer contributions	44,658	28,194
Benefits paid	(62,525)	(58,482)
Settlements	(2,072)	(1,445)
Impact of exchange rate change	(314)	1,319
Other	(32)	(11)
End of year	973,598	920,316
Funded status	$(242,563)	$(379,627)

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
The actuarial gain in 2021 included in benefit obligations was primarily driven by increases in the U.S. discount rate assumptions. The actuarial loss in 2020 included in benefit obligations was primarily driven by decreases in the U.S. discount rate assumptions. This loss was partially offset by updates to the U.S. mortality assumptions to reflect slightly shorter life expectancies.
As most of the Company’s pension plans are frozen, the accumulated benefit obligation (“ABO”) approximates the benefit obligation. The total benefit obligation and the benefit obligation and fair value of plan assets for the Company’s pension plans with benefit obligations in excess of plan assets are as follows:

	January 1, 2022	January 2, 2021
Benefit obligation	$1,216,161	$1,299,943
Plans with benefit obligation in excess of plan assets:
Benefit obligation	1,188,558	1,268,350
Fair value of plan assets	942,733	888,739
Amounts recognized in the Company’s Consolidated Balance Sheets consist of:

	January 1, 2022	January 2, 2021
Other noncurrent assets	$3,262	$116
Accrued liabilities and other: Payroll and employee benefits	(2,225)	(3,837)
Pension and postretirement benefits	(243,600)	(375,906)
Accumulated other comprehensive loss	(570,523)	(666,851)
Amounts recognized in accumulated other comprehensive loss consist of:

	January 1, 2022	January 2, 2021
Prior service cost	$(139)	$(145)
Actuarial loss	570,662	666,996
Accumulated other comprehensive loss	$570,523	$666,851
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
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
classes and the expected real returns of each asset class over various periods of time. The weighted average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations for the periods presented were as follows:

	January 1, 2022	January 2, 2021	December 28, 2019
Net periodic benefit cost:
Discount rate	2.55%	3.25%	4.37%
Long-term rate of return on plan assets	4.95	4.97	5.79
Rate of compensation increase(1)	3.10	3.07	4.90
Interest crediting rate	5.50	5.50	5.50

Plan obligations:
Discount rate	2.88%	2.55%	3.25%
Rate of compensation increase(1)	3.09	3.10	3.07
Interest crediting rate	5.50	5.50	5.50

(1)For January 1, 2022 and January 2, 2021, the compensation assumption only applies to certain international plans as the nonqualified retirement plan benefits are now all frozen. For December 28, 2019, the compensation increase assumption applies to certain international plans and portions of the nonqualified retirement plans, as benefits under these plans were not frozen at December 28, 2019.
(b) Plan Assets, Expected Benefit Payments, and Funding
The allocation of pension plan assets as of the respective period end measurement dates is as follows:

	January 1, 2022	January 2, 2021
Asset category:
Hedge fund of funds	37%	41%
Foreign equity securities	22	16
U.S. equity securities	21	18
Debt securities	11	17
Real estate	6	5
Commodities	3	2
Cash and other	0	1
The Company’s asset strategy and primary investment objective are to maximize the principal value of the plan assets to meet current and future benefit obligations to plan participants and their beneficiaries. To accomplish this goal, the assets of the plan are broadly diversified to protect against large investment losses and to reduce the likelihood of excessive volatility of returns. Diversification of assets is achieved through strategic allocations to various asset classes, as well as various investment styles within these asset classes, and by retaining multiple, third-party investment management firms with complementary investment styles and philosophies to implement these allocations. The Company has established a target asset allocation based upon analysis of risk/return trade-offs and correlations of asset mixes given long-term historical data, prospective capital market returns and forecasted liabilities of the plans. The target asset allocation approximates the actual asset allocation as of January 1, 2022. In addition to volatility protection, diversification enables the assets of the plan the best opportunity to provide adequate returns in order to meet the Company’s investment return objectives. These objectives include, over a rolling five-year period, to achieve a total return that exceeds the required actuarial rate of return for the plan and to outperform a passive portfolio, consisting of a similar asset allocation.
The Company utilizes market data or assumptions that market participants would use in pricing the pension plan assets. The Level 1 assets consisted primarily of certain U.S. equity securities, certain foreign equity securities, certain debt securities and cash and cash equivalents. Certain foreign equity securities, debt securities, insurance contracts and commodity investments measured at their net asset value, which is determined based on inputs readily available in public markets, and investments in hedge funds of funds and real estate investments that are based on unobservable inputs about which little or no market data exists and are measured at a net asset value per share shall not be categorized within the fair value hierarchy. Refer to Note “Fair Value of Assets and Liabilities” for the Company’s complete disclosure of the fair value of pension plan assets.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
Expected benefit payments are as follows: $65,050 in 2022, $65,491 in 2023, $66,161 in 2024, $67,077 in 2025, $68,768 in 2026 and $348,478 in 2027 through 2031.
The Company has no required cash contributions to its U.S. pension plan in 2022 based on a preliminary calculation by its actuary. On January 4, 2021, the Company made a contribution of $40,000 to the U.S. pension plan.
(c) Nonretirement Postemployment Benefit Plans
Certain of the international plans, specifically those acquired in connection with the purchase of Champion Europe, are in substance nonretirement postemployment benefit plans, which are future liabilities funded through future operational results of the Company. However, for purposes of consolidation, the Company is including these plans within the defined benefit reporting. At January 1, 2022 and January 2, 2021, the total amounts accrued for these plans were $1,171 and $1,302, respectively and the total expense was $8, $16 and $21 for 2021, 2020 and 2019, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
(14)    Income Taxes
The Company generated income (loss) from continuing operations before income tax expense of $581,075, $(142,227), and $643,560 for the years 2021, 2020, and 2019, respectively. The provision for income tax expense (benefit) computed by applying the U.S. statutory rate to income (loss) from continuing operations before income tax expense as reconciled to the actual provisions were:

	Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Income (loss) from continuing operations before income tax expense:
Domestic	(3.3)%	445.1%	(6.9)%
Foreign	103.3	(345.1)	106.9
	100.0%	100.0%	100.0%

Tax expense at U.S. statutory rate	21.0%	21.0%	21.0%
State income tax	(0.7)	17.0	1.1
Tax on actual and planned remittances of foreign earnings	1.5	5.4	(0.4)
Tax on foreign earnings due to U.S. tax reform including measurement period adjustments (1)	(0.3)	26.9	—
Tax on foreign earnings (U.S. tax reform - GILTI and FDII)	1.7	(2.3)	2.5
Foreign taxes less than U.S. statutory rate	(12.3)	39.0	(13.3)
Statutory stock deduction and Luxembourg Adjustments	—	(34.5)	2.3
Employee benefits	0.3	(2.2)	(0.2)
Other changes in valuation allowance	1.9	(14.2)	1.8
Tax benefits related to tax basis adjustments in acquired intangibles	—	—	(1.8)
Release of unrecognized tax benefit reserves	(0.9)	13.2	(0.6)
State tax rate change	1.0	0.3	0.3
Tax provision adjustments and revisions to prior years' returns	(1.6)	(1.0)	(2.4)
Nondeductible expenses and tax exempt income, net	(0.4)	10.2	—
Nondeductible impairment charges	—	(3.7)	—
Domestic income tax credits	(0.4)	2.3	—
Other, net	(0.5)	(0.1)	0.6
Taxes at effective worldwide tax rates	10.3%	77.3%	10.9%

(1)In 2020, the Company continued to analyze the impacts of the Tax Cuts and Jobs Act (the “Tax Act”) and recently issued regulations that have been published to help taxpayers interpret and apply the legislation. As a result of its analysis, the Company changed its estimate of the tax liability due in connection with the one-time mandatory transition tax and recognized a $38,315 income tax benefit in 2020 and a $4,668 income tax benefit in 2021.
The Company was previously granted income tax rates lower than statutory rates in two foreign jurisdictions through 2019. These lower rates, when compared with the countries’ statutory rates, resulted in an income tax reduction of approximately $344 (negligible impact per diluted share) in 2019. The lower tax rates are not applicable in years beginning after December 28, 2019.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
Current and deferred tax provisions (benefits) were:

	Current	Deferred	Total
Year ended January 1, 2022
Domestic	$(15,176)	$6,934	$(8,242)
Foreign	66,844	1,421	68,265
State	(2,948)	3,032	84
	$48,720	$11,387	$60,107

Year ended January 2, 2021
Domestic	$(7,770)	$(136,221)	$(143,991)
Foreign	46,701	34,066	80,767
State	6,256	(52,972)	(46,716)
	$45,187	$(155,127)	$(109,940)

Year ended December 28, 2019
Domestic	$(22,796)	$15,213	$(7,583)
Foreign	66,735	(3,670)	63,065
State	(9,300)	24,054	14,754
	$34,639	$35,597	$70,236

	Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Cash payments for income taxes	$95,011	$107,577	$111,451

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
The deferred tax assets and liabilities at the respective year-ends were as follows:

	January 1, 2022	January 2, 2021
Deferred tax assets:
Nondeductible reserves	$—	$272
Inventories	64,425	238,471
Bad debt allowance	15,605	12,075
Accrued expenses	20,863	13,689
Employee benefits	104,845	118,206
Tax credits	4,804	4,170
Net operating loss and other tax carryforwards	410,921	187,889
Leasing	112,423	143,874
Property and equipment	4,707	8,781
Derivatives	—	16,062
Section 163(j)	46,729	3,519
Capitalized research costs	5,873	6,831
Other	—	4,842
Gross deferred tax assets	791,195	758,681
Less valuation allowances	(306,221)	(204,854)
Deferred tax assets	484,974	553,827

Deferred tax liabilities:
Derivatives	10,303	—
Section 481(a) liability	23,881	49,551
Leasing	99,470	128,547
Accrued tax on unremitted foreign earnings	38,812	33,423
Intangibles	43,917	22,026
Other	392	—
Prepaids	434	4,553
Deferred tax liabilities	217,209	238,100

Net deferred tax assets	$267,765	$315,727
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not it will realize the benefits of these deductible differences, net of the existing valuation allowances.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
The changes in the Company’s valuation allowance for deferred tax assets are as follows:

December 29, 2018	$182,926
Charged to income tax expense	19,006
Charged to other accounts(1)	(13,378)
December 28, 2019	$188,554
Charged to income tax expense	14,959
Charged to other accounts(1)	1,341
January 2, 2021	$204,854
Charged to income tax expense	4,343
Charged to other accounts(1)	97,024
January 1, 2022	$306,221

(1)Charges to other accounts include the effects of foreign currency translation and purchase accounting adjustments, and changes to valuation allowances as a result of intraperiod tax allocations.
As of January 1, 2022, the valuation allowance for deferred tax assets was $306,221, made up of $282,581 for foreign loss carryforwards, $12,055 for other foreign deferred tax assets, and $11,584 for federal and state operating loss carryforwards. The net change in the total valuation allowance for 2021 was $101,367, which relates to an increase of $137,465 for foreign loss carryforwards, a decrease of $35,315 for other foreign deferred tax assets, and a decrease of $783 for federal and state operating loss carryforwards and other domestic deferred tax assets. The foreign net increase is driven by the Company’s exit of the European Innerwear business.
At January 1, 2022, the Company had foreign net operating loss carryforwards of approximately $1,126,934 which are subject to expiration as follows:

Fiscal Year:
2022	$4,864
2023	5,570
2024	2,254
2025	3,447
2026	2,536
Thereafter	1,108,263
At January 1, 2022, the Company had domestic tax credit carryforwards totaling $4,804, which expire beginning after 2021.
At January 1, 2022, the Company had federal and state interest carryforwards of approximately $187,961 and $111,901, respectively, which carry forward indefinitely.
At January 1, 2022, the Company had federal and state net operating loss carryforwards of approximately $275,277 and $1,043,166, respectively, which expire beginning after 2021.
The Company has determined that a portion of the Company’s unremitted foreign earnings as of January 1, 2022, totaling approximately $579,152, are not permanently reinvested. The remainder of the Company’s foreign earnings will continue to be permanently reinvested to fund working capital requirements and operations abroad. As of January 1, 2022, the Company has accrued $39,789 of income taxes with respect to the $579,152 of foreign earnings the Company intends to remit in the future. These income tax effects include U.S. federal, state, foreign and withholding tax implications in accordance with the planned remittance of such foreign earnings. An estimate of income tax costs that may be incurred if the permanently reinvested portion of unremitted foreign earnings were in fact remitted is impractical to calculate.
In 2021, 2020, and 2019 the Company recognized reductions of unrecognized tax benefits for tax positions of prior years of $12,599, $18,385, and $44,597, respectively. In 2021, 2020, and 2019, income tax benefits recognized in connection with the expiration of statutes of limitations were $147, $16,655, and $4,016, respectively. The reduction for tax positions of prior years of $12,599 is primarily a result of approval of certain filings by taxing authorities. The Company believes it is reasonably

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
possible that the amount of unrecognized tax benefits may decrease by $6,509 within the next 12 months due to expirations in statutes of limitations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 29, 2018 (gross balance of $106,517)	$103,665
Additions based on tax positions related to the current year	2,478
Additions based on tax positions of prior years	19,585
Settlements	(2,730)
Lapse of statute of limitations	(4,016)
Reductions for tax positions of prior years	(44,597)
Balance at December 28, 2019 (gross balance of $78,789)	$74,385
Additions based on tax positions related to the current year	3,675
Additions based on tax positions of prior years	2,666
Settlements	—
Lapse of statute of limitations	(16,655)
Reductions for tax positions of prior years	(18,385)
Balance at January 2, 2021 (gross balance of $46,645)	$45,686
Additions based on tax positions related to the current year	3,231
Additions based on tax positions of prior years	3,401
Settlements	—
Lapse of statute of limitations	(147)
Reductions for tax positions of prior years	(12,599)
Balance at January 1, 2022 (gross balance of $40,706)	$39,572
At January 1, 2022, the balance of the Company’s unrecognized tax benefits, which would, if recognized, affect the Company’s annual effective tax rate was $39,572. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized $933, $(5,206) and $(1,792) in 2021, 2020 and 2019, respectively, for interest and penalties classified as income tax expense (benefit) in the Consolidated Statements of Income. At January 1, 2022 and January 2, 2021, the Company had a total of $5,865 and $4,929, respectively, of interest and penalties accrued related to unrecognized tax benefits.
The Company files U.S. federal income tax returns, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. The Company remains subject to U.S. Federal tax examinations for tax years 2017 through 2021. The Company is also subject to examination by various state and international tax authorities. The tax years subject to examination vary by jurisdiction. The Company regularly assesses the outcomes of both ongoing and future examinations for the current or prior years to ensure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes its reserves are adequate in relation to any potential assessments. The outcome of any one examination, some of which may conclude during the next 12 months, is not expected to have a material impact on the Company’s financial position or results of operations.
(15)    Commitments and Contingencies
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
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
Purchase Commitments
In the ordinary course of business, the Company has entered into purchase commitments for raw materials, production and finished goods. These agreements, typically with terms ending within a year, require total payments of $530,642 in 2022, $3,440 in 2023 and $3,785 in 2024.
License Agreements
The Company is party to several royalty-bearing license agreements for the use of third-party trademarks in certain of their products. The license agreements typically require a minimum guarantee to be paid either at the commencement of the agreement, by a designated date during the term of the agreement or by the end of the agreement period. When payments are made in advance of when they are due, the Company records a prepayment and amortizes the expense in the “Cost of sales” line in the Consolidated Statements of Income uniformly over the guaranteed period. For guarantees required to be paid at the completion of the agreement, royalties are expensed through the “Cost of sales” line in the Consolidated Statements of Income as the related sales are made. The Company has reviewed all license agreements and has concluded that there are no liabilities recorded at inception of the agreements.
During 2021, 2020 and 2019, the Company incurred royalty expense of approximately $100,281, $72,775 and $105,068, respectively.
Minimum amounts due under the license agreements are approximately $79,781 in 2022, $55,051 in 2023, $47,780 in 2024, $23,010 in 2025, $17,988 in 2026 and $46,605 thereafter.
(16)    Stockholders’ Equity
The Company is authorized to issue up to 2,000,000 shares of common stock, par value $0.01 per share, and up to 50,000 shares of preferred stock, par value $0.01 per share, and the Company’s Board of Directors may, without stockholder approval, increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company is authorized to issue. At January 1, 2022 and January 2, 2021, 349,903 and 348,802 shares, respectively, of common stock were issued and outstanding and no shares of preferred stock were issued or outstanding.
On February 2, 2022, the Company’s Board of Directors approved a new share repurchase program for up to $600,000 of shares to be repurchased in open market transactions or privately negotiated transactions, subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the Company and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. The new program replaced the Company’s previous share repurchase program for up to 40,000 shares that was originally approved on February 6, 2020. Unless terminated earlier by the Company’s Board of Directors, the new program will expire on December 28, 2024. Under the February 6, 2020 share repurchase program, the Company entered into transactions to repurchase 14,464 shares at a weighted average repurchase price of $13.83 per share for the year ended January 2, 2021. These shares were repurchased at a total cost of $200,269. The Company did not purchase any shares of the Company’s common stock under the February 6, 2020 share repurchase program during 2021. The primary objective of the share repurchase program is to utilize excess cash to generate shareholder value.
Dividends
In 2019 and 2020, the Company’s Board of Directors declared regular quarterly cash dividends of $0.15 per share of the Company’s outstanding common stock, which were paid in 2019 and 2020, respectively.
During 2021, the Company’s Board of Directors declared regular quarterly cash dividends of $0.15 per share of the Company’s outstanding common stock, which were paid on March 9, 2021, June 1, 2021, August 31, 2021 and November 30, 2021.
On February 2, 2022, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.15 per share of the Company’s outstanding common stock to be paid on March 8, 2022 to stockholders of record at the close of business on February 15, 2022.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
(17)    Accumulated Other Comprehensive Loss
The components of AOCI are as follows:

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at December 28, 2019	$(157,138)	$4,786	$(629,360)	$164,064	$(617,648)
Amounts reclassified from accumulated other comprehensive loss	—	(15,681)	23,009	(1,654)	5,674
Current-period other comprehensive income (loss) activity	104,318	(15,643)	(62,379)	18,719	45,015

Total other comprehensive income (loss)	104,318	(31,324)	(39,370)	17,065	50,689

Balance at January 2, 2021	$(52,820)	$(26,538)	$(668,730)	$181,129	$(566,959)
Amounts reclassified from accumulated other comprehensive loss	—	34,554	25,011	(15,179)	44,386
Current-period other comprehensive income (loss) activity	(81,181)	(2,772)	74,558	(19,635)	(29,030)

Total other comprehensive income (loss)	(81,181)	31,782	99,569	(34,814)	15,356

Balance at January 1, 2022	$(134,001)	$5,244	$(569,161)	$146,315	$(551,603)

(1)Cumulative Translation Adjustment includes translation adjustments and net investment hedges. See Note “Financial Instruments and Risk Management” for additional disclosures about net investment hedges.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Years Ended
		January 1, 2022	January 2, 2021	December 28, 2019
Gain (loss) on forward foreign exchange contracts designated as cash flow hedges	Cost of sales	$(15,301)	$10,069	$18,906
	Income tax	4,105	(2,851)	(4,855)
	Income (loss) from discontinued operations, net of tax	(2,890)	4,314	7,604
	Net of tax	(14,086)	11,532	21,655

Gain (loss) on cross-currency swap contracts designated as cash flow hedges	Selling, general and administrative expenses	(12,155)	—	—
	Interest expense, net	(3,556)	—	—
	Income tax	4,061	—	—
	Net of tax	(11,650)	—	—

Amortization of deferred actuarial loss and prior service cost	Other expenses	(25,671)	(22,261)	(20,007)
	Income tax	6,461	5,753	5,260
	Income (loss) from discontinued operations, net of tax	560	(698)	(110)
	Net of tax	(18,650)	(17,206)	(14,857)

Total reclassifications		$(44,386)	$(5,674)	$6,798
(18)    Financial Instruments and Risk Management
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

	Hedge Type	January 1, 2022	January 2, 2021
U.S. dollar equivalent notional amount of derivative instruments:
Forward foreign exchange contracts	Cash Flow and Mark to Market	$308,071	$617,912
Cross-currency swap contracts	Cash Flow	$352,920	$—
Cross-currency swap contracts	Net Investment	$335,940	$335,940

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
Fair Values of Derivative Instruments
The fair values of derivative instruments related to forward foreign exchange contracts and cross-currency swap contracts recognized in the Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		January 1, 2022	January 2, 2021
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	$2,898	$1
Cross-currency swap contracts	Other current assets	974	918
Forward foreign exchange contracts	Current assets held for sale	—	40
Forward foreign exchange contracts	Other noncurrent assets	83	—
Cross-currency swap contracts	Other noncurrent assets	1,979	—
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	5,439	2,459
Forward foreign exchange contracts	Current assets held for sale	—	198
Total derivative assets		11,373	3,616

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(349)	(12,898)
Cross-currency swap contracts	Accrued liabilities	(222)	—
Forward foreign exchange contracts	Current liabilities held for sale	—	(4,747)
Forward foreign exchange contracts	Other noncurrent liabilities	(14)	(2,190)
Cross-currency swap contracts	Other noncurrent liabilities	(11,387)	(16,526)
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(331)	(16,488)
Forward foreign exchange contracts	Current liabilities held for sale	—	(2,195)
Total derivative liabilities		(12,303)	(55,044)

Net derivative liability		$(930)	$(51,428)
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
On April 1, 2021, in connection with a reduction in the amount of the 3.5% Senior Notes designated in the European net investment hedge discussed below, the Company entered into three pay-fixed rate, receive-fixed rate cross-currency swap contracts with a total notional amount of €300,000. The Company designated these cross-currency swap contracts to hedge the undesignated portion of the foreign currency cash flow exposure related to the Company’s 3.5% Senior Notes, which had a carrying amount of €500,000 as of January 1, 2022. These cross-currency swap contracts, which mature on June 15, 2024, swap Euro-denominated interest payments for U.S. dollar-denominated interest payments, thereby economically converting €300,000 of the Company’s €500,000 fixed-rate 3.5% Senior Notes to a fixed-rate 4.7945% USD-denominated obligation.
The Company expects to reclassify into earnings during the next 12 months a net loss from AOCI of approximately $611. The Company is hedging exposure to the variability in future foreign currency-denominated cash flows for forecasted transactions over the next 16 months and for long-term debt over the next 30 months.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
The effect of derivative instruments designated as cash flow hedges on the Consolidated Statements of Income and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
	Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Forward foreign exchange contracts	$12,170	$(15,643)	$11,903
Cross-currency swap contracts	(14,942)	—	—
Total	$(2,772)	$(15,643)	$11,903

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Years Ended
		January 1, 2022	January 2, 2021	December 28, 2019
Forward foreign exchange contracts(1)	Cost of sales	$(15,301)	$10,069	$18,906
Forward foreign exchange contracts(1)	Income (loss) from discontinued operations, net of tax	(3,542)	5,612	10,025
Cross-currency swap contracts(1)	Selling, general and administrative expenses	(12,155)	—	—
Cross-currency swap contracts(1)	Interest expense, net	(3,556)	—	—
Total		$(34,554)	$15,681	$28,931

(1)The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value.
The following table presents the amounts in the Consolidated Statements of Income in which the effects of cash flow hedges are recorded:

	Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Cost of sales	$4,149,541	$4,524,461	$3,997,014
Selling, general and administrative expenses	$1,853,971	$1,560,034	$1,578,017
Interest expense, net	$163,067	$164,238	$176,924
Income (loss) from discontinued operations, net of tax	$(443,744)	$(43,292)	$27,396
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
In July 2019, the Company also designated the full amount of its 3.5% Senior Notes with a carrying value of €500,000, which is a nonderivative financial instrument, as a hedge of a portion of the beginning balance of the Company’s European net investment. As of April 1, 2021, the Company reduced the amount of its 3.5% Senior Notes designated in the European net investment hedge from €500,000 to €200,000. As of January 1, 2022 and January 2, 2021, the U.S. dollar equivalent carrying value of Euro-denominated long-term debt designated as a partial European net investment hedge was $227,454 and $610,724, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
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

	Amount of Gain (Loss) Recognized in AOCI
	Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Euro-denominated long-term debt	$24,928	$(36,609)	$(23)
Cross-currency swap contracts	13,670	(14,404)	2,201
Total	$38,598	$(51,013)	$2,178

	Location of Gain Recognized in Income	Amount of Gain Recognized in Income (Amount Excluded from Effectiveness Testing)
		Years Ended
		January 1, 2022	January 2, 2021	December 28, 2019
Cross-currency swap contracts	Interest expense, net	$7,389	$7,637	$3,613
The following table presents the amounts in the Consolidated Statements of Income in which the amounts excluded from effectiveness testing for net investment hedges are recorded:

	Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Interest expense, net	$163,067	$164,238	$176,924
Mark to Market Hedges
Derivatives used in mark to market hedges are not designated as hedges under the accounting standards. The Company uses forward foreign exchange derivative contracts as hedges against the impact of foreign exchange fluctuations on existing accounts receivable and payable balances and intercompany lending transactions denominated in foreign currencies. Forward foreign exchange derivative contracts are recorded as mark to market hedges when the hedged item is a recorded asset or liability that is revalued in each accounting period. Any gains or losses resulting from changes in fair value are recognized directly into earnings. Gains or losses on these contracts largely offset the net remeasurement gains or losses on the related assets and liabilities.
The effect of derivative instruments not designated as hedges on the Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Years Ended
		January 1, 2022	January 2, 2021	December 28, 2019
Forward foreign exchange contracts	Cost of sales	$24,087	$(16,163)	$(18,530)
Forward foreign exchange contracts	Selling, general and administrative expenses	2,784	(2,029)	(1,022)
Forward foreign exchange contracts	Income (loss) from discontinued operations, net of tax	4,706	(3,707)	(13,330)
Total		$31,577	$(21,899)	$(32,882)
(19)    Fair Value of Assets and Liabilities
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
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
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
As of January 1, 2022 and January 2, 2021, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to forward foreign exchange derivative contracts, cross-currency swap derivative contracts, defined benefit pension plan investment assets and deferred compensation plan liabilities. The fair values of forward foreign exchange derivative contracts are determined using the cash flows of the forward contracts, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair values of cross-currency swap derivative contracts are determined using the cash flows of the swap contracts, discount rates to account for the passage of time, current foreign exchange and interest rate market data and credit risk, which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plan liabilities is based on readily available current market data and is categorized as Level 2. The fair values of defined benefit pension plan investment assets include: certain U.S. equity securities, certain foreign equity securities, cash and cash equivalents and debt securities that are determined based on quoted prices in public markets categorized as Level 1; insurance contracts that are determined based on inputs readily available in public markets or can be derived from information available in publicly quoted markets categorized as Level 2; certain foreign equity securities, debt securities and commodity investments measured at their net asset value, which is determined based on inputs readily available in public markets; and investments in hedge fund of funds and real estate investments that are based on unobservable inputs about which little or no market data exists and are measured at a net asset value. Assets valued utilizing a net asset value are not required to be classified within the fair value hierarchy.
There were no changes during 2021 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of and for the year ended January 1, 2022, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis or non-recurring basis.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities within continuing operations accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of January 1, 2022
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan investment assets:
U.S. equity securities	$201,111	$201,111	$—	$—
Foreign equity securities	47,099	47,099	—	—
Debt securities	24,125	24,125	—	—
Cash and other	1,597	1,597	—	—
Total plan assets in the fair value hierarchy	273,932	273,932	—	—
Plan assets measured at net asset value:(1)
Hedge fund of funds	356,289
Foreign equity securities	170,741
Debt securities	87,284
Real estate	57,479
Commodities	27,873
Total plan assets measured at net asset value	699,666
Total plan assets	973,598

Derivative contracts:
Forward foreign exchange contracts - assets	8,420	—	8,420	—
Cross-currency swap contracts - assets	2,953	—	2,953	—
Forward foreign exchange contracts - liabilities	(694)	—	(694)	—
Cross-currency swap contracts - liabilities	(11,609)	—	(11,609)	—
Total derivative contracts	(930)	—	(930)	—
Deferred compensation plan liability	(20,916)	—	(20,916)	—
Total	$951,752	$273,932	$(21,846)	$—

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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)

	Assets (Liabilities) at Fair Value as of January 2, 2021
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan investment assets:
U.S. equity securities	$164,802	$164,802	$—	$—
Foreign equity securities	39,696	39,696	—	—
Debt securities	24,862	24,862	—	—
Cash and other	13,890	13,890	—	—
Total plan assets in the fair value hierarchy	243,250	243,250	—	—
Plan assets measured at net asset value:(1)
Hedge fund of funds	375,027
Foreign equity securities	108,357
Debt securities	127,370
Real estate	48,671
Commodities	17,641
Total plan assets measured at net asset value	677,066
Total plan assets	920,316

Derivative contracts:
Forward foreign exchange contracts - assets	2,460	—	2,460	—
Cross-currency swap contracts - assets	918	—	918	—
Forward foreign exchange contracts - liabilities	(31,576)	—	(31,576)	—
Cross-currency swap contracts - liabilities	(16,526)	—	(16,526)	—
Total derivative contracts	(44,724)	—	(44,724)	—
Deferred compensation plan liability	(21,878)	—	(21,878)	—
Total	$853,714	$243,250	$(66,602)	$—

(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximated fair value as of January 1, 2022 and January 2, 2021. The fair value of debt, which is classified as a Level 2 liability, was $3,504,412 and $4,230,985 as of January 1, 2022 and January 2, 2021, respectively. Debt had a carrying value of $3,368,634 and $4,035,724 as of January 1, 2022 and January 2, 2021, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions.
(20)    Business Segment Information
The Company’s operations are managed and reported in three operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear and International. These segments are organized principally by product category and geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. Other consists of the Company’s U.S.-based outlet stores, U.S. Sheer Hosiery business and certain sales from its supply chain to the European Innerwear business. In the fourth quarter of 2021, the Company reached the decision to divest its U.S. Sheer Hosiery business, including the L’eggs brand, as part of its strategy to streamline its portfolio under its Full Potential plan. See Note “Assets and Liabilities Held for Sale” for additional information.
The Company considers its chief executive officer to be the Company’s chief operating decision maker. The Company’s chief operating decision maker manages business operations, evaluates performance and allocates resources based on the segments’ net revenues and operating income. The Company reports inventories by segment as that information is used by the

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
chief operating decision maker in assessing segment performance. The Company does not report its other assets by segment as that information is not used by the chief operating decision maker in assessing segment performance.
The types of products and services from which each reportable segment derives its revenues are as follows:
•Innerwear includes sales in the United States of basic branded apparel products that are replenishment in nature under the product categories of men’s underwear, women’s panties, children’s underwear and socks, and intimate apparel, which includes bras and shapewear. Innerwear also includes sales of PPE including products such as cloth face coverings and gowns in 2020.
•Activewear includes sales in the United States of branded products that are primarily seasonal in nature to both retailers and wholesalers, as well as licensed sports apparel and licensed logo apparel.
•International primarily includes sales of our innerwear and activewear products, including PPE in 2020, outside the United States, primarily in Australasia, Europe, Asia, Canada and Latin America.
The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses, restructuring and other action-related charges and amortization of intangibles. The accounting policies of the segments are consistent with those described in Note “Summary of Significant Accounting Policies.”

	Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Net sales:
Innerwear	$2,719,788	$2,978,009	$2,302,632
Activewear	1,679,639	1,184,413	1,854,704
International	2,066,249	1,711,432	1,930,828
Other	335,564	253,307	337,552
Total net sales	$6,801,240	$6,127,161	$6,425,716

	Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Segment operating profit:
Innerwear	$573,852	$718,923	$515,991
Activewear	236,400	67,643	281,319
International	339,317	249,718	331,322
Other	30,922	(10,140)	33,439
Total segment operating profit	1,180,491	1,026,144	1,162,071
Items not included in segment operating profit:
General corporate expenses	(219,984)	(218,424)	(219,266)
Restructuring and other action-related charges	(131,710)	(734,196)	(62,515)
Amortization of intangibles	(31,069)	(30,858)	(29,605)
Total operating profit	797,728	42,666	850,685
Other expenses	(53,586)	(20,655)	(30,201)
Interest expense, net	(163,067)	(164,238)	(176,924)
Income (loss) from continuing operations before income tax expense	$581,075	$(142,227)	$643,560

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
The Company incurred restructuring and other action-related charges that were reported in the following lines in the Consolidated Statements of Income:

	Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Cost of sales	$10,098	$670,618	$57,448
Selling, general and administrative expenses	121,612	63,578	5,067
Total included in operating profit	131,710	734,196	62,515
Other expenses	45,699	—	—
Total included in income (loss) from continuing operations before income tax expense	177,409	734,196	62,515
Income tax expense	53,665	205,342	22,159
Total restructuring and other action-related charges	$123,744	$528,854	$40,356
The components of restructuring and other action-related charges were as follows:

	Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Full Potential plan:
Professional services	$44,617	$—	$—
Loss on classification of assets held for sale	38,364	—	—
Operating model	23,191	—	—
Impairment of intangible assets	7,302	—	—
Supply chain segmentation	5,419	—	—
Technology	4,617	—	—
Other	8,200	—	—
Inventory SKU rationalization	—	192,704	—
PPE inventory write-off	—	362,913	—
PPE vendor commitments	—	26,400	—
Supply chain actions	—	19,636	52,832
Program exit costs	—	9,854	4,616
Other restructuring costs	—	7,763	5,067
COVID-19 related charges:
Supply chain re-startup	—	48,608	—
Bad debt	—	9,418	—
Inventory	—	14,869	—
Goodwill	—	25,173	—
Write-off of acquisition tax asset	—	16,858	—
Total included in operating profit	131,710	734,196	62,515
Early extinguishment and refinancing of debt included in other expenses	45,699	—	—
Total included in income (loss) from continuing operations before income tax expense	177,409	734,196	62,515
Discrete tax benefits	27,147	69,628	—
Tax effect on actions	26,518	135,714	22,159
Total included in income tax expense (benefit)	53,665	205,342	22,159
Total restructuring and other action-related charges	$123,744	$528,854	$40,356
In 2021, restructuring and other action-related charges included $131,710 of charges related to the implementation of the Company’s Full Potential plan. In the fourth quarter of 2021, the Company determined that its U.S. Sheer Hosiery business met held-for-sale accounting criteria and recorded a non-cash charge of $38,364 to record a valuation allowance against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal. In 2021, restructuring and other action-related charges also included a charge for an action to resize its U.S. corporate office

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
workforce through a voluntary retirement program. In the third quarter of 2021, the Company accrued $16,000 for employee termination and other benefits related to the voluntary retirement program in accordance with expected benefit payments, with the charges reflected in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income and in the “Operating model” line in the restructuring and other action-related table above. During the year ended January 1, 2022, benefit payments of $312 have been made, resulting in an ending accrual of $15,688 which is included in the “Accrued liabilities and other: Other” line of the Consolidated Balance Sheets at January 1, 2022. Additionally, restructuring and other action related charges in 2021 included impairment charges of $7,302 related to the full impairment of an indefinite-lived trademark related to a specific brand within the European Innerwear business that was excluded from the disposal group as it is not being marketed for sale.
In the fourth quarter of 2021, the Company also recorded a charge of $45,699 in restructuring and other action-related charges related to the refinancing of its Senior Secured Credit Facility and the redemption of the 5.375% Senior Notes. The charge, which is reported in the “Other expenses” line in the Consolidated Statements of Income, includes a payment of $34,840 for a make-whole premium in connection with the redemption of the 5.375% Senior Notes, a non-cash charge of $8,899 for the write-off of unamortized debt issuance costs related to the redemption of the 5.375% Senior Notes and the refinancing of the Senior Secured Credit Facility and $1,960 in fees related to the refinancing. See Note “Debt”.
In the fourth quarter of 2020, the Company began the implementation of its Full Potential plan which included a number of actions to simplify its business including streamlining its portfolio and SKU rationalization. Specifically, the Company no longer viewed PPE as a future growth opportunity for the Company. Therefore, the Company recorded a charge of $362,913 to write down its entire PPE inventory balance to its estimated net realizable value and a charge of $26,400 to accrue for vendor commitments for PPE materials that were paid in 2021. Additionally, the Company commenced an initiative to reduce 20% of its SKUs in inventory in order to streamline product offerings while also implementing a formal lifecycle management process. As a result, the Company recorded a charge of $192,704 to write down inventory to its estimated net realizable value taking into account these initiatives. In the fourth quarter of 2020, the Company also recorded a charge to write off an acquisition tax asset.
In 2020, restructuring and other action-related charges included $48,608 of supply chain re-start up charges primarily related to incremental costs incurred, such as freight and sourcing premiums, to expedite product to meet customer demand following the extended shut-down of parts of the Company’s manufacturing network as a result of the COVID-19 pandemic and $49,460 of asset write-down charges recorded as a result of the ongoing effects of the COVID-19 pandemic.
Restructuring and other action-related charges in 2020 and 2019 included charges for supply chain actions to reduce overhead costs principally within the Western Hemisphere network and charges associated with exiting the C9 Champion mass program and the DKNY intimate apparel license in 2019.

	January 1, 2022
	Innerwear	Activewear	International	Other	Unallocated	Total Assets
Assets:
Inventories	$829,093	$447,297	$279,379	$28,246	$—	$1,584,015
Assets held for sale	—	—	—	—	327,157	327,157
All other assets	—	—	—	—	5,160,264	5,160,264
Total assets						$7,071,436

	January 2, 2021
	Innerwear	Activewear	International	Other	Unallocated	Total Assets
Assets:
Inventories	$578,822	$404,539	$308,643	$75,754	$—	$1,367,758
Assets held for sale	—	—	—	—	728,587	728,587
All other assets	—	—	—	—	5,623,522	5,623,522
Total assets						$7,719,867

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)

	Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Depreciation and amortization expense:
Innerwear	$25,816	$27,407	$30,408
Activewear	23,562	23,621	23,804
International	22,476	24,307	25,046
Other	4,578	5,520	6,200
	76,432	80,855	85,458
Corporate	33,698	34,112	29,605
Total depreciation and amortization expense	$110,130	$114,967	$115,063

Sales to Walmart and Target were substantially in the Innerwear and Activewear segments. Sales to Walmart represented 17% of total net sales in 2021. Sales to Walmart represented 16% of total net sales in 2020. Sales to Walmart and Target represented 15% and 12% of total net sales in 2019, respectively.
Worldwide sales by product category for Innerwear and Activewear were $4,077,016 and $2,724,224, respectively, in 2021. Worldwide sales by product category for Innerwear and Activewear were $4,061,372 and $2,065,789, respectively, in 2020. Worldwide sales by product category for Innerwear and Activewear were $3,561,615 and $2,864,101, respectively, in 2019.
(21)    Geographic Area Information

	Years Ended or at
	January 1, 2022		January 2, 2021		December 28, 2019
	Sales	Property, Net	Sales	Property, Net	Sales	Property, Net
Americas	$4,995,230	$325,188	$4,544,651	$351,841	$4,659,346	$383,219
Asia Pacific	1,257,037	85,538	1,085,822	92,582	1,245,776	102,305
Europe	530,440	30,675	482,630	33,398	506,271	30,278
Other	18,533	—	14,058	—	14,323	135
	$6,801,240	$441,401	$6,127,161	$477,821	$6,425,716	$515,937
The net sales by geographic region are attributed by customer location. The property by geographic region includes assets held and used, which are recognized within the “Property, net” line in the Consolidated Balance Sheets.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(amounts in thousands, except per share data)
(22)    Quarterly Financial Data (Unaudited)
The Company’s European Innerwear business met held-for-sale and discontinued operations accounting criteria at the end of the first quarter of 2021. Accordingly, the Company separately reported the results of its European Innerwear business as discontinued operations in its Quarterly Reports on Form 10-Q beginning in the first quarter of 2021. See Note “Assets and Liabilities Held for Sale” and the Company’s Condensed Consolidated Statements of Income in its Quarterly Reports on Form 10-Q for the quarters ended April 3, 2021, July 3, 2021 and October 2, 2021 for additional information.

	Quarters Ended
	January 1, 2022	January 2, 2021
Net sales	$1,752,349	$1,689,145
Cost of sales	1,084,621	1,589,946
Gross profit	667,728	99,199
Selling, general and administrative expenses	512,162	495,706
Operating profit (loss)	155,566	(396,507)
Other expenses	47,359	5,003
Interest expense, net	35,307	43,636
Income (loss) from continuing operations before income tax expense	72,900	(445,146)
Income tax expense (benefit)	4,946	(152,948)
Income (loss) from continuing operations	67,954	(292,198)
Loss from discontinued operations, net of tax	(7,921)	(39,966)
Net income (loss)	$60,033	$(332,164)

Earnings (loss) per share - basic:
Continuing operations	$0.19	$(0.83)
Discontinued operations	(0.02)	(0.11)
Net income (loss)	$0.17	$(0.95)

Earnings (loss) per share - diluted:
Continuing operations	$0.19	$(0.83)
Discontinued operations	(0.02)	(0.11)
Net income (loss)	$0.17	$(0.95)