Form 10-Q
period 2022-04-02
Hanesbrands Inc.
filed 2022-05-06
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2022, there were 348,775,722 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. In particular, statements with respect to trends associated with our business, our Full Potential plan and our future financial performance included in this Quarterly Report on Form 10-Q specifically appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements.
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended January 1, 2022, under the caption “Risk Factors,” and available on the “Investors” section of our corporate website, www.Hanes.com/investors. The contents of our corporate website are not incorporated by reference in this Quarterly Report on Form 10-Q.

PART I

Item 1.	Financial Statements

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Quarters Ended
	April 2, 2022	April 3, 2021
Net sales	$1,576,156	$1,508,029
Cost of sales	991,978	905,348
Gross profit	584,178	602,681
Selling, general and administrative expenses	413,666	412,559
Operating profit	170,512	190,122
Other expenses	987	2,561
Interest expense, net	31,963	44,460
Income from continuing operations before income tax expense	137,562	143,101
Income tax expense	23,385	14,697
Income from continuing operations	114,177	128,404
Income (loss) from discontinued operations, net of tax	4,525	(391,666)
Net income (loss)	$118,702	$(263,262)

Earnings (loss) per share - basic:
Continuing operations	$0.33	$0.37
Discontinued operations	0.01	(1.12)
Net income (loss)	$0.34	$(0.75)

Earnings (loss) per share - diluted:
Continuing operations	$0.32	$0.37
Discontinued operations	0.01	(1.11)
Net income (loss)	$0.34	$(0.75)

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarters Ended
	April 2, 2022	April 3, 2021
Net income (loss)	$118,702	$(263,262)
Other comprehensive income (loss):
Translation adjustments	27,297	(25,201)
Unrealized gain on qualifying cash flow hedges, net of tax of $969 and $(5,176), respectively	3,354	8,540
Unrecognized income from pension and postretirement plans, net of tax of $(1,317) and $(2,049), respectively	4,261	6,735
Total other comprehensive income (loss)	34,912	(9,926)
Comprehensive income (loss)	$153,614	$(273,188)

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	April 2, 2022	January 1, 2022	April 3, 2021
Assets
Cash and cash equivalents	$369,210	$536,277	$530,403
Trade accounts receivable, net	898,420	894,151	807,738
Inventories	1,819,974	1,584,015	1,489,565
Other current assets	202,015	186,503	153,358
Current assets held for sale	7,959	327,157	303,045
Total current assets	3,297,578	3,528,103	3,284,109
Property, net	443,817	441,401	458,434
Right-of-use assets	350,174	363,854	416,136
Trademarks and other identifiable intangibles, net	1,235,276	1,220,170	1,269,932
Goodwill	1,138,667	1,133,095	1,150,138
Deferred tax assets	326,677	327,804	355,826
Other noncurrent assets	67,520	57,009	54,678
Total assets	$6,859,709	$7,071,436	$6,989,253

Liabilities and Stockholders’ Equity
Accounts payable	$1,204,196	$1,214,847	$976,887
Accrued liabilities	575,911	660,778	571,410
Lease liabilities	117,465	109,526	132,127
Accounts Receivable Securitization Facility	135,500	—	—
Current portion of long-term debt	25,000	25,000	34,375
Current liabilities held for sale	7,959	316,902	288,936
Total current liabilities	2,066,031	2,327,053	2,003,735
Long-term debt	3,325,042	3,326,091	3,649,631
Lease liabilities - noncurrent	258,663	281,852	315,382
Pension and postretirement benefits	242,690	248,518	333,460
Other noncurrent liabilities	187,867	185,429	202,564
Total liabilities	6,080,293	6,368,943	6,504,772

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 348,775,722, 349,903,253 and 349,090,472, respectively	3,488	3,499	3,491
Additional paid-in capital	315,675	315,337	304,090
Retained earnings	976,944	935,260	753,785
Accumulated other comprehensive loss	(516,691)	(551,603)	(576,885)
Total stockholders’ equity	779,416	702,493	484,481
Total liabilities and stockholders’ equity	$6,859,709	$7,071,436	$6,989,253

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at January 1, 2022	349,903	$3,499	$315,337	$935,260	$(551,603)	$702,493
Net income	—	—	—	118,702	—	118,702
Dividends ($0.15 per common share)	—	—	—	(53,443)	—	(53,443)
Other comprehensive income	—	—	—	—	34,912	34,912
Stock-based compensation	—	—	5,329	—	—	5,329
Net exercise of stock options, vesting of restricted stock units and other	450	5	(3,564)	—	—	(3,559)
Share repurchases	(1,577)	(16)	(1,427)	(23,575)	—	(25,018)
Balances at April 2, 2022	348,776	$3,488	$315,675	$976,944	$(516,691)	$779,416

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at January 2, 2021	348,802	$3,488	$307,883	$1,069,546	$(566,959)	$813,958
Net loss	—	—	—	(263,262)	—	(263,262)
Dividends ($0.15 per common share)	—	—	—	(52,499)	—	(52,499)
Other comprehensive loss	—	—	—	—	(9,926)	(9,926)
Stock-based compensation	—	—	(1,534)	—	—	(1,534)
Net exercise of stock options, vesting of restricted stock units and other	288	3	(2,259)	—	—	(2,256)
Balances at April 3, 2021	349,090	$3,491	$304,090	$753,785	$(576,885)	$484,481

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Quarters Ended
	April 2, 2022(1)	April 3, 2021(1)
Operating activities:
Net income (loss)	$118,702	$(263,262)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	18,931	24,142
Amortization of acquisition intangibles	4,847	6,179
Other amortization	2,508	3,020
Impairment of intangible assets and goodwill	—	163,047
(Gain) loss on sale of business and classification of assets held for sale	(6,715)	226,352
Amortization of debt issuance costs	1,887	4,580
Other	6,940	(5,835)
Changes in assets and liabilities:
Accounts receivable	(6,090)	(63,955)
Inventories	(247,567)	(122,781)
Other assets	(489)	9,606
Accounts payable	(310)	109,197
Accrued pension and postretirement benefits	24	(38,757)
Accrued liabilities and other	(123,857)	(34,587)
Net cash from operating activities	(231,189)	16,946
Investing activities:
Capital expenditures	(19,337)	(17,804)
Proceeds from sales of assets	19	2,406
Other	(10,272)	1,794
Net cash from investing activities	(29,590)	(13,604)
Financing activities:
Repayments on Term Loan Facilities	(6,250)	(300,000)
Borrowings on Accounts Receivable Securitization Facility	290,000	—
Repayments on Accounts Receivable Securitization Facility	(154,500)	—
Borrowings on Revolving Loan Facilities	129,000	—
Repayments on Revolving Loan Facilities	(109,000)	—
Borrowings on notes payable	21,454	21,106
Repayments on notes payable	(21,713)	(20,276)
Share repurchases	(25,018)	—
Cash dividends paid	(52,297)	(52,351)
Other	(4,109)	(2,902)
Net cash from financing activities	67,567	(354,423)
Effect of changes in foreign exchange rates on cash	1,793	(17,662)
Change in cash, cash equivalents and restricted cash	(191,419)	(368,743)
Cash, cash equivalents and restricted cash at beginning of year	560,629	910,603
Cash, cash equivalents and restricted cash at end of period	369,210	541,860
Less restricted cash at end of period	—	1,153
Cash and cash equivalents at end of period	$369,210	$540,707

Balances included in the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$369,210	$530,403
Cash and cash equivalents included in current assets held for sale	—	10,304
Cash and cash equivalents at end of period	$369,210	$540,707

(1)The cash flows related to discontinued operations have not been segregated and remain included in the major classes of assets and liabilities in the periods prior the sale of the European Innerwear business on March 5, 2022. Accordingly, the Condensed Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.
Capital expenditures included in accounts payable at April 2, 2022 and January 1, 2022 were $27,960 and $24,164, respectively. For the quarters ended April 2, 2022 and April 3, 2021, right-of-use assets obtained in exchange for lease obligations were $16,035 and $4,755, respectively.
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
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2022. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
In the first quarter of 2021, the Company announced that it reached the decision to exit its European Innerwear business as part of its strategy to streamline its portfolio under its Full Potential plan and determined that this business met held-for-sale and discontinued operations accounting criteria. Accordingly, the Company began to separately report the results of its European Innerwear business as discontinued operations in its Condensed Consolidated Statements of Income, and to present the related assets and liabilities as held for sale in the Condensed Consolidated Balance Sheets. On November 4, 2021, the Company announced that it reached an agreement to sell its European Innerwear business to an affiliate of Regent, L.P. and completed the sale on March 5, 2022. Unless otherwise noted, discussion within these notes to the condensed consolidated interim financial statements relates to continuing operations. See Note “Assets and Liabilities Held for Sale” for additional information.
In addition, in the fourth quarter of 2021, the Company reached the decision to divest its U.S. Sheer Hosiery business, including the L’eggs brand, as part of its strategy to streamline its portfolio under its Full Potential plan and determined that this business met held-for-sale accounting criteria. The related assets and liabilities are presented as held for sale in the Condensed Consolidated Balance Sheets at April 2, 2022 and January 1, 2022. The operations of the U.S. Sheer Hosiery business are reported in “Other” for all periods presented in Note “Business Segment Information”. The Company is currently exploring potential purchasers for this business and expects to complete the sale of this business during 2022. See Note “Assets and Liabilities Held for Sale” for additional information.
(2)    Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, “Reference Rate Reform: Scope.” The new accounting rules provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The new accounting rules can be adopted any time before the fourth quarter of 2022. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations, cash flows and disclosures and does not currently intend to early adopt the new rules.
Business Combinations
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The new accounting rules require entities to apply Topic 606 to

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
recognize and measure contract assets and contract liabilities in a business combination. The new accounting rules will be effective for the Company in the first quarter of 2023, including interim periods. Early adoption is permitted. The adoption impact of the new accounting rules will depend on the magnitude of future acquisitions.
Derivatives and Hedging
In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method.” The new accounting rules allow entities to expand the use of the portfolio layer method to all financial assets and designate multiple hedged layers within a single closed portfolio. The new accounting rules also clarify guidance related to hedge basis adjustments and the related disclosures for these adjustments. The new accounting rules will be effective for the Company in the first quarter of 2023, including interim periods. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations, cash flows and disclosures.
(3)    Assets and Liabilities Held for Sale
Assets and liabilities classified as held for sale in the Condensed Consolidated Balance Sheets as of April 2, 2022, January 1, 2022 and April 3, 2021 consist of the following:

	April 2, 2022	January 1, 2022	April 3, 2021
U.S. Sheer Hosiery business - continuing operations	$7,959	$5,426	$—
European Innerwear business - discontinued operations	—	321,731	303,045
Total current assets held for sale	$7,959	$327,157	$303,045

U.S. Sheer Hosiery business - continuing operations	$7,959	$5,426	$—
European Innerwear business - discontinued operations	—	311,476	288,936
Total current liabilities held for sale	$7,959	$316,902	$288,936
U.S. Sheer Hosiery Business - Continuing Operations
In the fourth quarter of 2021, the Company reached the decision to divest its U.S. Sheer Hosiery business, including the L’eggs brand, as part of its strategy to streamline its portfolio under its Full Potential plan and determined that this business met held-for-sale accounting criteria. The related assets and liabilities are presented as held for sale in the Condensed Consolidated Balance Sheets at April 2, 2022 and January 1, 2022. The Company recorded a non-cash charge of $38,364 in the fourth quarter of 2021, to record a valuation allowance against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal. In the quarter ended April 2, 2022, the Company recorded a non-cash gain of $6,528 to adjust the valuation allowance resulting from a decrease in carrying value due to changes in working capital. The operations of the U.S. Sheer Hosiery business are reported in “Other” for all periods presented in Note “Business Segment Information”. The Company is currently exploring potential purchasers for this business and expects to complete the sale of this business during 2022.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
European Innerwear Business - Discontinued Operations
In the first quarter of 2021, the Company announced that it reached the decision to exit its European Innerwear business as part of its strategy to streamline its portfolio under its Full Potential plan and determined that this business met held-for-sale and discontinued operations accounting criteria. Accordingly, the Company began to separately report the results of its European Innerwear business as discontinued operations in its Condensed Consolidated Statements of Income, and to present the related assets and liabilities as held for sale in the Condensed Consolidated Balance Sheets. On November 4, 2021, the Company announced that it had reached an agreement to sell its European Innerwear business to an affiliate of Regent, L.P. and completed the sale on March 5, 2022. Under the agreement, the purchaser received all the assets and operating liabilities of the European Innerwear business. The operations of the European Innerwear business were previously reported primarily in the International segment.
Upon meeting the criteria for held-for-sale classification in the first quarter of 2021which qualified as a triggering event, the Company performed a full impairment analysis of the disposal group's indefinite-lived intangible assets and goodwill. As a result of the strategic decision to exit the European Innerwear business, forecasts were revised to include updated market conditions and the removal of strategic operating decisions that would no longer occur under the Company's ownership. The revised forecasts indicated impairment of certain indefinite-lived trademarks and license agreements as well as the full goodwill balance attributable to the European Innerwear business. As a result of this impairment analysis, a non-cash charge of $155,745 was recorded as "Impairment of intangible assets and goodwill" in the summarized discontinued operations financial information for the quarter ended April 3, 2021. In addition, the Company recorded a valuation allowance against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal, resulting in a non-cash charge of $226,352 for the quarter ended April 3, 2021, as "(Gain) loss on sale of business and classification of assets held for sale" in the summarized discontinued operations financial information. In the quarter ended April 2, 2022, the Company recorded the final gain on the sale of the European Innerwear business of $187 primarily resulting from changes in working capital balances and foreign exchange rates.
Additionally, the Company recorded an impairment charge of $7,302 in continuing operations on an indefinite-lived trademark for the quarter ended April 3, 2021 which is reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Income. This charge related to the full impairment of an indefinite-lived trademark related to a specific brand within the European Innerwear business that was excluded from the disposal group as it was not marketed for sale and that the Company intends to exit.
The Company has continued certain sales from its supply chain to the European Innerwear business on a transitional basis after the sale of the business. Under the terms of the Manufacturing and Supply Agreement, the Company will provide these services for periods up to 34 months from the closing date of the transaction. Additionally, the Company entered into a Transitional Services Agreement pursuant to which the Company will provide transitional services including information technology, human resources, facilities management, and limited finance and accounting services for periods up to 12 months from the closing date of the transaction. The sales and the related profit are included in continuing operations in the Condensed Consolidated Statements of Income and in “Other” in Note “Business Segment Information” in all periods presented and have not been eliminated as intercompany transactions in consolidation. The related receivables from the European Innerwear business are included in “Trade accounts receivable, net” in the Condensed Consolidated Balance Sheets for all periods presented.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the European Innerwear business that are eliminated from continuing operations. Discontinued operations does not include any allocation of corporate overhead expense or interest expense. The key components from discontinued operations related to the European Innerwear business are as follows:

	Quarters Ended
	April 2, 2022	April 3, 2021
Net sales	$101,314	$135,845
Cost of sales	60,415	75,523
Gross profit	40,899	60,322
Selling, general and administrative expenses	54,689	83,392
Impairment of intangible assets and goodwill	—	155,745
(Gain) loss on sale of business and classification of assets held for sale	(187)	226,352
Operating loss	(13,603)	(405,167)
Other expenses	283	334
Interest expense, net	10	90
Loss from discontinued operations before income tax expense	(13,896)	(405,591)
Income tax benefit	(18,421)	(13,925)
Net income (loss) from discontinued operations, net of tax	$4,525	$(391,666)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Assets and liabilities of discontinued operations classified as held for sale in the Condensed Consolidated Balance Sheets as of April 2, 2022, January 1, 2022 and April 3, 2021 consist of the following:

	April 2, 2022	January 1, 2022	April 3, 2021
Cash and cash equivalents	$—	$24,352	$10,304
Trade accounts receivable, net	—	87,353	80,458
Inventories	—	141,653	106,192
Other current assets	—	21,926	11,190
Property, net	—	62,659	61,763
Right-of-use assets	—	32,603	34,779
Trademarks and other identifiable intangibles, net	—	205,204	208,601
Deferred tax assets	—	4,174	8,505
Other noncurrent assets	—	4,127	4,860
Allowance to adjust assets to estimated fair value, less costs of disposal	—	(262,320)	(223,607)
Total assets of discontinued operations	$—	$321,731	$303,045

Accounts payable	$—	$84,327	$62,199
Accrued liabilities	—	122,620	120,475
Lease liabilities	—	6,562	9,159
Notes payable	—	329	1,574
Lease liabilities - noncurrent	—	27,426	27,038
Pension and postretirement benefits	—	38,325	44,428
Other noncurrent liabilities	—	31,887	24,063
Total liabilities of discontinued operations	$—	$311,476	$288,936
The cash flows related to discontinued operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows. The following table presents cash flow and non-cash information related to discontinued operations:

	Quarters Ended
	April 2, 2022	April 3, 2021
Depreciation	$—	$2,608
Amortization	$—	$1,460
Capital expenditures	$715	$3,335
Impairment of intangible assets and goodwill	$—	$155,745
(Gain) loss on sale of business and classification of assets held for sale	$(187)	$226,352
Capital expenditures included in accounts payable at end of period	$—	$52
Right-of-use assets obtained in exchange for lease obligations	$461	$1,495

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(4)    Revenue Recognition
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Quarters Ended
	April 2, 2022	April 3, 2021
Third-party brick-and-mortar wholesale	$1,126,266	$1,024,739
Consumer-directed	449,890	483,290
Total net sales	$1,576,156	$1,508,029
Revenue Sources
Third-Party Brick-and-Mortar Wholesale Revenue
Third-party brick-and-mortar wholesale revenue is primarily generated by sales of the Company’s products to retailers to support their brick-and-mortar operations. Third-party brick-and-mortar wholesale revenue also includes royalty revenue from licensing agreements. The Company earns royalties through license agreements with manufacturers of other consumer products that incorporate certain of the Company’s brands. The Company accrues revenue earned under these contracts based upon reported sales from the licensees.
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
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarters Ended
	April 2, 2022	April 3, 2021
Basic weighted average shares outstanding	350,251	351,003
Effect of potentially dilutive securities:
Stock options	7	9
Restricted stock units	1,190	671
Employee stock purchase plan and other	5	3
Diluted weighted average shares outstanding	351,453	351,686
The following securities were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive:

	Quarters Ended
	April 2, 2022	April 3, 2021
Stock options	167	167
Restricted stock units	647	592
On April 26, 2022, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.15 per share of the Company’s outstanding common stock to be paid on May 31, 2022 to stockholders of record at the close of business on May 10, 2022.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
On February 2, 2022, the Company’s Board of Directors approved a new share repurchase program for up to $600,000 of shares to be repurchased in open market transactions or privately negotiated transactions, subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the Company and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. The new program replaced the Company’s previous share repurchase program for up to 40,000 shares that was originally approved on February 6, 2020. For the quarter ended April 2, 2022, the Company entered into transactions to repurchase 1,577 shares at a weighted average repurchase price of $15.84 per share under the new program. The shares were repurchased at a total cost of $25,018 including broker’s commissions of $31. The Company did not repurchase any shares under the previous share repurchase program during the quarter ended April 2, 2022 or April 3, 2021. At April 2, 2022, the remaining repurchase authorization under the current share repurchase program totaled $575,013.
(6)    Inventories
Inventories consisted of the following:

	April 2, 2022	January 1, 2022	April 3, 2021
Raw materials	$84,734	$68,683	$74,123
Work in process	121,095	110,246	99,619
Finished goods	1,614,145	1,405,086	1,315,823
	$1,819,974	$1,584,015	$1,489,565
(7)    Debt
Debt consisted of the following:

	Interest Rate as of April 2, 2022	Principal Amount		Maturity Date
		April 2, 2022	January 1, 2022
Senior Secured Credit Facility:
Revolving Loan Facility	1.69%	$20,000	$—	November 2026
Term Loan A	1.75%	993,750	1,000,000	November 2026
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	4.63%	900,000	900,000	May 2024
3.5% Senior Notes	3.50%	552,425	568,634	June 2024
Accounts Receivable Securitization Facility	1.25%	135,500	—	June 2022
		3,501,675	3,368,634
Less long-term debt issuance costs		16,133	17,543
Less current maturities		160,500	25,000
		$3,325,042	$3,326,091
As of April 2, 2022, the Company had $975,824 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account $20,000 of USD revolver loans and $4,176 of standby and trade letters of credit issued and outstanding under this facility.
Borrowings under the Company’s accounts receivable securitization facility (the “ARS Facility”) are permitted only to the extent that the face of the receivables in the collateral pool, net of applicable concentrations, reserves and other deductions, exceeds the outstanding loans and also subject to a quarterly fluctuating facility limit, which is not to exceed $175,000. The Company’s maximum borrowing capacity as per the fluctuating limit under the ARS Facility was $150,000 as of April 2, 2022. The Company had $14,500 of borrowing availability under the ARS Facility at April 2, 2022.
The Company had $56,056 of borrowing availability under other international credit facilities after taking into account outstanding borrowings and letters of credit outstanding under the applicable facilities at April 2, 2022.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
As of April 2, 2022, the Company was in compliance with all financial covenants under its credit facilities and other outstanding indebtedness. Under the terms of its Senior Secured Credit Facility, among other financial and non-financial covenants, the Company is required to maintain a minimum interest coverage ratio and a maximum leverage ratio, each of which is defined in the Senior Secured Credit Facility. The method of calculating all the components used in the covenants is included in the Senior Secured Credit Facility.
(8)    Income Taxes
The Company’s effective income tax rate was 17.0% and 10.3% for the quarters ended April 2, 2022 and April 3, 2021, respectively. The higher effective tax rate for the quarter April 2, 2022 was primarily due to a non-recurring discrete tax benefit for the release of reserves for unrecognized tax benefits totaling $7,034, partially offset by a discrete charge for changes in valuation allowances of $3,672 during the quarter ended April 3, 2021.
(9)    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at January 1, 2022	$(134,001)	$5,244	$(569,161)	$146,315	$(551,603)
Amounts reclassified from accumulated other comprehensive loss	(13,473)	9,789	5,618	(2,778)	(844)
Current-period other comprehensive income (loss) activity	40,770	(7,404)	(40)	2,430	35,756
Total other comprehensive income (loss)	27,297	2,385	5,578	(348)	34,912

Balance at April 2, 2022	$(106,704)	$7,629	$(563,583)	$145,967	$(516,691)

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at January 2, 2021	$(52,820)	$(26,538)	$(668,730)	$181,129	$(566,959)
Amounts reclassified from accumulated other comprehensive loss	—	5,242	7,085	(3,004)	9,323
Current-period other comprehensive income (loss) activity	(25,201)	8,474	1,699	(4,221)	(19,249)
Total other comprehensive income (loss)	(25,201)	13,716	8,784	(7,225)	(9,926)

Balance at April 3, 2021	$(78,021)	$(12,822)	$(659,946)	$173,904	$(576,885)

(1)Cumulative Translation Adjustment includes translation adjustments and net investment hedges. See Note “Financial Instruments and Risk Management” for additional disclosures about net investment hedges.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Quarters Ended
		April 2, 2022	April 3, 2021
Write-off of cumulative translation associated with sale of business	Income (loss) from discontinued operations, net of tax	$13,473	$—

Gain (loss) on forward foreign exchange contracts designated as cash flow hedges	Cost of sales	$1,612	$(4,377)
	Income tax	(508)	1,208
	Income (loss) from discontinued operations, net of tax	(232)	(244)
	Net of tax	872	(3,413)

Gain (loss) on cross-currency swap contracts designated as cash flow hedges	Selling, general and administrative expenses	(9,733)	(557)
	Interest expense, net	(1,361)	—
	Income tax	1,886	89
	Net of tax	(9,208)	(468)

Amortization of deferred actuarial loss and prior service cost	Other expenses	(5,203)	(7,707)
	Income tax	1,370	1,746
	Income (loss) from discontinued operations, net of tax	—	519
Pension activity associated with sale of business	Income (loss) from discontinued operations, net of tax	(460)	—
	Net of tax	(4,293)	(5,442)

Total reclassifications		$844	$(9,323)
(10)    Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts and cross-currency swap contracts to manage its exposures to movements in foreign exchange rates primarily related to the Australian dollar, Euro, Mexican peso and Canadian dollar. The Company also uses a combination of cross-currency swap contracts and long-term debt to manage its exposure to foreign currency risk associated with the Company’s net investment in its European subsidiaries.

	Hedge Type	April 2, 2022	January 2, 2021
U.S. dollar equivalent notional amount of derivative instruments:
Forward foreign exchange contracts	Cash Flow and Mark to Market	$326,800	$308,071
Cross-currency swap contracts	Cash Flow	$352,920	$352,920
Cross-currency swap contracts	Net Investment	$335,940	$335,940

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Fair Values of Derivative Instruments
The fair values of derivative instruments related to forward foreign exchange contracts and cross-currency swap contracts recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		April 2, 2022	January 1, 2022
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	$1,037	$2,898
Cross-currency swap contracts	Other current assets	2,986	974
Forward foreign exchange contracts	Other noncurrent assets	92	83
Cross-currency swap contracts	Other noncurrent assets	4,585	1,979
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	4,942	5,439
Total derivative assets		13,642	11,373

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(3,381)	(349)
Cross-currency swap contracts	Accrued liabilities	(1,583)	(222)
Forward foreign exchange contracts	Other noncurrent liabilities	(329)	(14)
Cross-currency swap contracts	Other noncurrent liabilities	(14,244)	(11,387)
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(1,862)	(331)
Total derivative liabilities		(21,399)	(12,303)

Net derivative liability		$(7,757)	$(930)
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
On April 1, 2021, in connection with a reduction in the amount of the 3.5% Senior Notes designated in the European net investment hedge discussed below, the Company entered into three pay-fixed rate, receive-fixed rate cross-currency swap contracts with a total notional amount of €300,000. The Company designated these cross-currency swap contracts to hedge the undesignated portion of the foreign currency cash flow exposure related to the Company’s 3.5% Senior Notes, which had a carrying amount of €500,000 as of April 2, 2022. These cross-currency swap contracts, which mature on June 15, 2024, swap Euro-denominated interest payments for U.S. dollar-denominated interest payments, thereby economically converting €300,000 of the Company’s €500,000 fixed-rate 3.5% Senior Notes to a fixed-rate 4.7945% USD-denominated obligation.
The Company expects to reclassify into earnings during the next 12 months a net loss from AOCI of approximately $4,975. The Company is hedging exposure to the variability in future foreign currency-denominated cash flows for forecasted transactions over the next 17 months and for long-term debt over the next 27 months.
The effect of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Income and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
	Quarters Ended
	April 2, 2022	April 3, 2021
Forward foreign exchange contracts	$(3,186)	$8,486
Cross-currency swap contracts	(4,218)	(12)
Total	$(7,404)	$8,474

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Quarters Ended
		April 2, 2022	April 3, 2021
Forward foreign exchange contracts(1)	Cost of sales	$1,612	$(4,377)
Forward foreign exchange contracts(1)	Income (loss) from discontinued operations, net of tax	(307)	(308)
Cross-currency swap contracts(1)	Selling, general and administrative expenses	(9,733)	(557)
Cross-currency swap contracts(1)	Interest expense, net	(1,361)	—
Total		$(9,789)	$(5,242)

(1)The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value.
The following table presents the amounts in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded:

	Quarters Ended
	April 2, 2022	April 3, 2021
Cost of sales	$991,978	$905,348
Selling, general and administrative expenses	$413,666	$412,559
Interest expense, net	$31,963	$44,460
Income (loss) from discontinued operations, net of tax	$4,525	$(391,666)
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
In July 2019, the Company also designated the full amount of its 3.5% Senior Notes with a carrying value of €500,000, which is a nonderivative financial instrument, as a hedge of a portion of the beginning balance of the Company’s European net investment. As of April 1, 2021, the Company reduced the amount of its 3.5% Senior Notes designated in the European net investment hedge from €500,000 to €200,000. As of April 2, 2022 and January 1, 2022, the U.S. dollar equivalent carrying value of Euro-denominated long-term debt designated as a partial European net investment hedge was $220,970 and $227,454, respectively.
The amount of after-tax gains (losses) included in AOCI in the Condensed Consolidated Balance Sheets related to derivative instruments and nonderivative financial instruments designated as net investment hedges are as follows:

	Amount of Gain (Loss) Recognized in AOCI
	Quarters Ended
	April 2, 2022	April 3, 2021
Euro-denominated long-term debt	$4,721	$19,300
Cross-currency swap contracts	1,932	7,373
Total	$6,653	$26,673

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The effect of derivative and non-derivative instruments designated as net investment hedges on the Condensed Consolidated Statements of Income are as follows:

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Quarters Ended
		April 2, 2022	April 3, 2021
Euro-denominated long-term debt	Income (loss) from discontinued operations, net of tax	$(13,348)	$—
Cross-currency swap contracts	Income (loss) from discontinued operations, net of tax	(2,505)	—
Cross-currency swap contracts (amounts excluded from effectiveness testing)	Interest expense, net	2,012	1,899
Total		$(13,841)	$1,899
The following table presents the amounts in the Condensed Consolidated Statements of Income in which the effects of net investment hedges are recorded:

	Quarters Ended
	April 2, 2022	April 3, 2021
Income (loss) from discontinued operations, net of tax	4,525	(391,666)
Interest expense, net (amounts excluded from effectiveness testing)	31,963	44,460
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
The effect of derivative instruments not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Quarters Ended
		April 2, 2022	April 3, 2021
Forward foreign exchange contracts	Cost of sales	$(4,202)	$12,995
Forward foreign exchange contracts	Selling, general and administrative expenses	292	2,211
Forward foreign exchange contracts	Income (loss) from discontinued operations, net of tax	—	2,639
Total		$(3,910)	$17,845

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(11)    Fair Value of Assets and Liabilities
As of April 2, 2022 and January 1, 2022, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to forward foreign exchange derivative contracts, cross-currency swap derivative contracts and deferred compensation plan liabilities. The fair values of forward foreign exchange derivative contracts are determined using the cash flows of the forward contracts, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair values of cross-currency swap derivative contracts are determined using the cash flows of the swap contracts, discount rates to account for the passage of time, current foreign exchange and interest rate market data and credit risk, which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plan liabilities is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a quarterly recurring basis.
There were no changes during the quarter ended April 2, 2022 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of and during the quarter ended April 2, 2022, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis or non-recurring basis.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of April 2, 2022
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$6,071	$—	$6,071	$—
Cross-currency swap contracts - assets	7,571	—	7,571	—
Forward foreign exchange contracts - liabilities	(5,572)	—	(5,572)	—
Cross-currency swap contracts - liabilities	(15,827)	—	(15,827)	—
Total derivative contracts	(7,757)	—	(7,757)	—
Deferred compensation plan liability	(18,030)	—	(18,030)	—
Total	$(25,787)	$—	$(25,787)	$—

	Assets (Liabilities) at Fair Value as of January 1, 2022
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$8,420	$—	$8,420	$—
Cross-currency swap contracts - assets	2,953	—	2,953	—
Forward foreign exchange contracts - liabilities	(694)	—	(694)	—
Cross-currency swap contracts - liabilities	(11,609)	—	(11,609)	—
Total derivative contracts	(930)	—	(930)	—
Deferred compensation plan liability	(20,916)	—	(20,916)	—
Total	$(21,846)	$—	$(21,846)	$—

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximated fair value as of April 2, 2022 and January 1, 2022. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $66,142 and $61,948 as of April 2, 2022 and January 1, 2022, respectively. The fair value of debt, which is classified as a Level 2 liability, was $3,487,963 and $3,504,412 as of April 2, 2022 and January 1, 2022, respectively. Debt had a carrying value of $3,501,675 and $3,368,634 as of April 2, 2022 and January 1, 2022, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions.
(12)    Business Segment Information
The Company’s operations are managed and reported in three operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear and International. These segments are organized principally by product category and geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. Other consists of the Company’s U.S.-based outlet stores, U.S. Sheer Hosiery business and certain sales from its supply chain and transitional services with the European Innerwear business which was sold on March 5, 2022. In the fourth quarter of 2021, the Company reached the decision to divest its U.S. Sheer Hosiery business, including the L’eggs brand, as part of its strategy to streamline its portfolio under its Full Potential plan. See Note “Assets and Liabilities Held for Sale” for additional information.
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
•International primarily includes sales of the Company’s innerwear and activewear products outside the United States, primarily in Australasia, Europe, Asia, Latin America and Canada.
The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses, restructuring and other action-related charges and amortization of intangibles. The accounting policies of the segments are consistent with those described in Note “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended January 1, 2022.

	Quarters Ended
	April 2, 2022	April 3, 2021
Net sales:
Innerwear	$578,947	$570,435
Activewear	386,937	364,003
International	510,129	506,261
Other	100,143	67,330
Total net sales	$1,576,156	$1,508,029

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended
	April 2, 2022	April 3, 2021
Segment operating profit:
Innerwear	$102,146	$127,417
Activewear	48,984	60,594
International	89,438	87,180
Other	(671)	1,886
Total segment operating profit	239,897	277,077
Items not included in segment operating profit:
General corporate expenses	(57,228)	(59,823)
Restructuring and other action-related charges	(4,802)	(19,393)
Amortization of intangibles	(7,355)	(7,739)
Total operating profit	170,512	190,122
Other expenses	(987)	(2,561)
Interest expense, net	(31,963)	(44,460)
Income from continuing operations before income tax expense	$137,562	$143,101
The Company incurred restructuring and other action-related charges that were reported in the following lines in the Condensed Consolidated Statements of Income:

	Quarters Ended
	April 2, 2022	April 3, 2021
Cost of sales	$499	$2,807
Selling, general and administrative expenses	4,303	16,586
Total included in operating profit	4,802	19,393
Income tax expense	816	11,302
Total restructuring and other action-related charges	$3,986	$8,091
The components of restructuring and other action-related charges were as follows:

	Quarters Ended
	April 2, 2022	April 3, 2021
Full Potential Plan:
Professional services	$7,908	$11,706
Gain on classification of assets held for sale	(6,528)	—
Operating model	(1,919)	—
Supply chain segmentation	1,020	—
Technology	4,459	—
Impairment of intangible assets	—	7,302
Other	(138)	385
Total included in operating profit	4,802	19,393
Discrete tax benefits	—	7,295
Tax effect on actions	816	4,007
Total benefit included in income tax expense	816	11,302
Total restructuring and other action-related charges	$3,986	$8,091
Restructuring and other action-related charges within operating profit included $4,802 and $19,393 of charges related to the implementation of the Company’s Full Potential plan in the quarters ended April 2, 2022 and April 3, 2021, respectively. Full Potential plan charges in the quarter ended April 2, 2022 included a non-cash gain of $6,528, which is reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Income, to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting from a decrease in carrying value due to changes in working capital. Full Potential plan charges in the quarter ended April 3, 2021 included impairment charges of $7,302, which are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Income,

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
related to the full impairment of an indefinite-lived trademark related to a specific brand within the European Innerwear business that was excluded from the disposal group as it was not marketed for sale and that the Company intends to exit.
In the third quarter of 2021, the Company recorded a charge for an action to resize its U.S. corporate office workforce through a voluntary retirement program which was included in restructuring and other action-related charges. At January 1, 2022, the accrual for employee termination and other benefits related to the Company’s 2021 voluntary retirement program was $15,688. The Company made benefit payments of $3,066 during the quarter ended April 2, 2022, resulting in an ending accrual of $12,622 which is included in the “Accrued liabilities” line of the Condensed Consolidated Balance Sheets at April 2, 2022.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated interim financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended January 1, 2022, which were included in our Annual Report on Form 10-K filed with the SEC. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended January 1, 2022. In particular, statements with respect to trends associated with our business, our Full Potential plan and our future financial performance included in this MD&A include forward-looking statements.
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
Our operations are managed and reported in three operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear and International. These segments are organized principally by product category and geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. Other consists of our U.S.-based outlet stores, U.S. Sheer Hosiery business and certain sales from our supply chain to the European Innerwear business which was sold on March 5, 2022. In the fourth quarter of 2021, we reached the decision to divest our U.S. Sheer Hosiery business, including the L’eggs brand, as part of our strategy to streamline our portfolio under our Full Potential plan. See Note “Assets and Liabilities Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
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
In the first quarter of 2021, we announced that we reached the decision to exit our European Innerwear business as part of our strategy to streamline our portfolio under our Full Potential plan and determined that this business met held-for-sale and discontinued operations accounting criteria. Accordingly, we began to separately report the results of our European Innerwear business as discontinued operations in our Condensed Consolidated Statements of Income, and to present the related assets and liabilities as held for sale in the Condensed Consolidated Balance Sheets. On November 4, 2021, we announced that we reached an agreement to sell our European Innerwear business to an affiliate of Regent, L.P. and completed the sale on March 5, 2022. See Note “Assets and Liabilities Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.

In addition, in the fourth quarter of 2021, we reached the decision to divest our U.S. Sheer Hosiery business, including the L’eggs brand, as part of our strategy to streamline our portfolio under our Full Potential plan and determined that this business met held-for-sale accounting criteria. The related assets and liabilities are presented as held for sale in the Condensed Consolidated Balance Sheets at April 2, 2022 and January 1, 2022. The operations of our U.S. Sheer Hosiery business are reported in “Other” for all periods presented in Note “Business Segment Information” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q. We are currently exploring potential purchasers for this business and expect to complete the sale of this business during 2022. See Note “Assets and Liabilities Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
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
The COVID-19 pandemic has impacted our business operations and financial results, as described in more detail under “Condensed Consolidated Results of Operations - First Quarter Ended April 2, 2022 Compared with First Quarter Ended April 3, 2021” below, primarily through reduced traffic and closures of Company-operated and third-party retail locations for portions of the first quarter of 2021 in certain markets and global supply chain disruptions and inflation in both periods due to factory disruptions, port congestion, transportation delays as well as labor and container shortages which resulted in higher operating costs and higher levels of inflation. These global supply chain disruptions have delayed and are expected to continue to delay inventory orders and, in turn, deliveries to our wholesale customers and availability in our company-operated stores and e-commerce sites. Supply chain disruptions resulted in the inability to fulfill certain customer orders which negatively impacted our net revenues. We anticipate these supply chain disruptions could impact our sales volumes in future periods. We have also incurred higher distribution costs including freight and labor costs to mitigate these delays. We continue to monitor these delays and other potential disruptions in our supply chain and will implement mitigation plans as needed. The future impact of the COVID-19 pandemic, supply chain disruptions and inflation remain highly uncertain, and our business and results of operations, including our net revenues, earnings and cash flows, could continue to be adversely impacted.
Outlook for of 2022
We estimate our 2022 guidance as follows:
•Net sales of approximately $7.00 billion to $7.15 billion, net of approximately $125 million of unfavorable foreign exchange impact;
•Operating profit of approximately $780 million to $850 million, net of approximately $17 million of unfavorable foreign currency exchange impact;
•Full Potential plan-related charges of approximately $60 million included in operating profit;
•Interest expense and other expenses of approximately $148 million combined;
•An effective tax rate from continuing operations of approximately 17%;
•Diluted earnings per share from continuing operations of approximately $1.50 to $1.67;
•Cash flow from operating activities of approximately $400 million; and
•Capital expenditures of approximately $150 million to $175 million.
Seasonality and Other Factors
Absent the effects of the COVID-19 pandemic, our operating results are typically subject to some variability due to seasonality and other factors. For instance, we have historically generated higher sales during the back-to-school and holiday shopping seasons and during periods of cooler weather, which benefits certain product categories such as fleece. Our diverse range of product offerings, however, typically mitigates some of the impact of seasonal changes in demand for certain items. Sales levels in any period are also impacted by our customers’ decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. Media, advertising and promotion expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.

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
Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, including cotton, dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Disruptions to the global supply chain due to factory closures, port congestion, transportation delays as well as labor and container shortages may negatively impact product availability, revenue growth and gross margins. We would work to mitigate the impact of the global supply chain disruptions through a combination of cost savings and operating efficiencies, as well as pricing actions, which could have an adverse impact on demand. Costs incurred for materials and labor are capitalized into inventory and impact our results as the inventory is sold. In addition, a significant portion of our products are manufactured in countries other than the United States and declines in the value of the U.S. dollar may result in higher manufacturing costs. Increases in inflation may not be matched by growth in consumer income, which also could have a negative impact on spending.
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
Highlights from the First Quarter Ended April 2, 2022
Key financial highlights are as follows:
•Total net sales in the first quarter of 2022 were $1.58 billion, compared with $1.51 billion in the same period of 2021, representing a 5% increase.
•Operating profit decreased 10.3% to $170.5 million in the first quarter of 2022, compared with $190.1 million in the same period of 2021. As a percentage of sales, operating profit was 10.8% in the first quarter of 2022 compared to 12.6% in the same period of 2021.
•Diluted earnings per share from continuing operations was $0.32 and $0.37 in the first quarters of 2022 and 2021, respectively.
•As part of our strategy to streamline our portfolio under our Full Potential plan, we sold our European Innerwear business on March 5, 2022.
•We repurchased approximately 1.6 million shares at a weighted average repurchase price of $15.84 per share. The shares were repurchased at a total cost of $25 million including broker’s commissions.

Condensed Consolidated Results of Operations — First Quarter Ended April 2, 2022 Compared with First Quarter Ended April 3, 2021

	Quarters Ended
	April 2, 2022	April 3, 2021	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,576,156	$1,508,029	$68,127	4.5%
Cost of sales	991,978	905,348	86,630	9.6
Gross profit	584,178	602,681	(18,503)	(3.1)
Selling, general and administrative expenses	413,666	412,559	1,107	0.3
Operating profit	170,512	190,122	(19,610)	(10.3)
Other expenses	987	2,561	(1,574)	(61.5)
Interest expense, net	31,963	44,460	(12,497)	(28.1)
Income from continuing operations before income tax expense	137,562	143,101	(5,539)	(3.9)
Income tax expense	23,385	14,697	8,688	59.1
Income from continuing operations	114,177	128,404	(14,227)	(11.1)
Income (loss) from discontinued operations, net of tax	4,525	(391,666)	396,191	(101.2)
Net income (loss)	$118,702	$(263,262)	$381,964	(145.1)%
Net Sales
Net sales increased 5% during the first quarter of 2022 versus the first quarter of 2021 primarily due to the following:
•Strong consumer demand in the U.S., Europe and the Americas.
Partially offset by:
•Global supply chain disruptions resulting in product delays;
•Ongoing COVID-related pressures on consumer traffic in certain markets in Asia; and
•The unfavorable impact from foreign currency exchange rates in our International business of approximately $30 million.
Operating Profit
Operating profit as a percentage of net sales was 10.8% during the first quarter of 2022, representing a decrease from 12.6% in the prior year. Operating margin decreased as a result of inflationary pressures, higher transportation and distribution costs and increased Full Potential-related investments in brand marketing and technology partially offset by cost reductions, pricing actions and favorable sales mix. Included in operating profit in the first quarter of 2022 and 2021 were charges of $5 million and $19 million, respectively, related to the implementation of our Full Potential plan.
Other Highlights
Other Expenses – Other expenses decreased $2 million in the first quarter of 2022 compared to the first quarter of 2021 due to lower pension expense in 2022.
Interest Expense – Interest expense was lower by $12 million in the first quarter of 2022 compared to the first quarter of 2021 primarily due to lower outstanding debt balances and a lower weighted average interest rate on our borrowings during the first quarter of 2022 compared to the first quarter of 2021. Our weighted average interest rate on our outstanding debt was 3.53% for the first quarter of 2022 compared to 4.07% for the first quarter of 2021.
Income Tax Expense – Our effective income tax rate was 17.0% and 10.3% for the first quarters of 2022 and 2021, respectively. The higher effective tax rate for the first quarter of 2022 was primarily due to a non-recurring discrete tax benefit for the release of reserves for unrecognized tax benefits of $7 million, partially offset by a discrete charge for changes in valuation allowances of $4 million during the first quarter of 2021.
Discontinued Operations – The results of our discontinued operations include the operations of our European Innerwear business which we reached the decision to exit at the end of the first quarter of 2021 in connection with our Full Potential plan. On March 5, 2022, we completed the sale of the European Innerwear business. See Note “Assets and Liabilities Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.

Operating Results by Business Segment — First Quarter Ended April 2, 2022 Compared with First Quarter Ended April 3, 2021

	Net Sales
	Quarters Ended
	April 2, 2022	April 3, 2021	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$578,947	$570,435	$8,512	1.5%
Activewear	386,937	364,003	22,934	6.3
International	510,129	506,261	3,868	0.8
Other	100,143	67,330	32,813	48.7
Total	$1,576,156	$1,508,029	$68,127	4.5%

	Operating Profit and Margin
	Quarters Ended
	April 2, 2022		April 3, 2021		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$102,146	17.6%	$127,417	22.3%	$(25,271)	(19.8)%
Activewear	48,984	12.7	60,594	16.6	(11,610)	(19.2)
International	89,438	17.5	87,180	17.2	2,258	2.6
Other	(671)	(0.7)	1,886	2.8	(2,557)	(135.6)
Corporate	(69,385)	NM	(86,955)	NM	17,570	(20.2)
Total	$170,512	10.8%	$190,122	12.6%	$(19,610)	(10.3)%
Innerwear
Innerwear net sales increased more than 1% compared to the first quarter of 2021 primarily due to retail space gains, a positive mix and the partial-quarter benefit of a price increase partially offset by last year’s one-time sales benefits from retailer restocking and government stimulus. This increase includes sales growth in our women’s, men’s and socks product categories.
Innerwear operating margin was 17.6%, a decrease from 22.3% in the same period a year ago. The operating margin decline resulted from inflationary pressures, increased investments in brand marketing and increased distribution costs resulting from expedited freight to service new retail space gains partially offset by increased sales volume, price increases and business mix.
Activewear
Activewear net sales increased 6% compared to the first quarter of 2021 primarily driven by growth in the collegiate channel. Net sales in the Champion brand within the Activewear segment were consistent with the same period a year ago despite being negatively impacted by global supply chain disruptions resulting in product delays and unfulfilled customer orders.
Activewear operating margin was 12.7%, a decrease from 16.6% in the same period a year ago. The operating margin decline resulted from higher levels of inflation, merchandise mix and increased brand marketing investments partially offset by improvement in our fixed cost leverage from higher sales.
International
Net sales in the International segment increased 1% driven by growth in Europe, the Americas and certain markets in Asia, including China, partially offset by global supply chain disruptions resulting in product delays in Australia, ongoing COVID-related pressures on consumer traffic in certain markets in Asia, particularly Japan, and unfavorable foreign currency exchange rates. The unfavorable impact of foreign currency exchange rates decreased net sales approximately $30 million in the first quarter of 2022. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, increased 6.8%. The impact of foreign currency exchange rates is calculated by applying prior period exchange rates to the current year financial results.
International operating margin was 17.5%, an increase from 17.2% in the same period a year ago. The increase in operating margin primarily resulted from fixed cost leverage from higher sales in Europe, the Americas and certain markets in Asia.

Other
Other net sales increased primarily due to increased sales from our supply chain to the European Innerwear business partially offset by lower sales at our retail outlets during the first quarter of 2022 compared to the first quarter of 2021. We have continued certain sales from our supply chain to the European Innerwear business on a transitional basis after the sale of the business. These sales and the related profit are included in Other in all periods presented and have not been eliminated as intercompany transactions in consolidation. See Note “Assets and Liabilities Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information. Operating margin decreased due to the decrease in sales volume in our retail outlets and U.S. Sheer Hosiery business.
Corporate
Corporate expenses were lower in the first quarter of 2022 compared to the first quarter of 2021 primarily due to lower restructuring and other action-related charges. Included in restructuring and other action-related charges within operating profit in the first quarter of 2022 and 2021 were $5 million and $19 million, respectively, of charges related to the implementation of our Full Potential plan. Full Potential plan charges in the first quarter of 2022 included a non-cash gain of $7 million to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting from a decrease in carrying value due to changes in working capital. Full Potential plan charges in the first quarter of 2021 included impairment charges of $7 million related to the full impairment of an indefinite-lived trademark related to a specific brand within the European Innerwear business that was excluded from the disposal group and that we intend to exit.

	Quarters Ended
	April 2, 2022	April 3, 2021
	(dollars in thousands)
Restructuring and other action-related charges:
Full Potential Plan:
Professional services	$7,908	$11,706
Gain on classification of assets held for sale	(6,528)	—
Operating model	(1,919)	—
Supply chain segmentation	1,020	—
Technology	4,459	—
Impairment of intangible assets	—	7,302
Other	(138)	385
Total included in operating profit	$4,802	$19,393
Discrete tax benefits	—	7,295
Tax effect on actions	816	4,007
Total benefit included in income tax expense	816	11,302
Total restructuring and other action-related charges	$3,986	$8,091
Liquidity and Capital Resources
Cash Requirements and Trends and Uncertainties Affecting Liquidity
We rely on our cash flows generated from operations and the borrowing capacity under our credit facilities to meet the cash requirements of our business. Our primary uses of cash are payments to our employees and vendors in the normal course of business, capital expenditures, maturities of debt and related interest payments, contributions to our pension plans, repurchases of our stock, regular quarterly dividend payments and income tax payments.
Based on our current estimate of future earnings and cash flows, we believe we have sufficient cash and available borrowings to support our operations and key business strategies for at least one year from the issuance of these financial statements based on our current expectations and forecasts.
Our sources of liquidity are cash generated from global operations and cash available under our Revolving Loan Facility, our Accounts Receivable Securitization Facility and our other international credit facilities.

We had the following borrowing capacity and available liquidity under our credit facilities as of April 2, 2022:

	As of April 2, 2022
	Borrowing Capacity	Available Liquidity
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility(1)	$1,000,000	$975,824
Accounts Receivable Securitization Facility(2)	150,000	14,500
Other international credit facilities	75,803	56,056
Total liquidity from credit facilities	$1,225,803	$1,046,380
Cash and cash equivalents		369,210
Total liquidity		$1,415,590

(1)A portion of the Revolving Loan Facility is available to be borrowed in Euros or Australian dollars.
(2)Borrowing availability under the Accounts Receivable Securitization Facility is subject to a quarterly fluctuating facility limit, not to exceed $175 million, and permitted only to the extent that the face of the receivables in the collateral pool, net of applicable concentrations, reserves and other deductions, exceeds the outstanding loans.
The following have impacted or may impact our liquidity:
•The COVID-19 pandemic which resulted in supply chain disruptions and inflationary pressures has had, and may continue to have, a negative impact on our business.
•For the quarter ended April 2, 2022, we entered into transactions to repurchase approximately 1.6 million shares of our common stock at a total cost of $25 million including broker’s commissions. At April 2, 2022, the remaining repurchase authorization under our current share repurchase program announced on February 2, 2022 totaled approximately $575 million.
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
•We expect to have no required cash contributions to our U.S. pension plan in 2022 based on a preliminary calculation by our actuary but we may elect to make voluntary contributions.
•We may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could impact our effective income tax rate. We have not changed our reinvestment strategy from the prior year with regards to our unremitted foreign earnings and intend to remit foreign earnings totaling $579 million.

Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the quarters ended April 2, 2022 and April 3, 2021 was derived from our condensed consolidated interim financial statements.

	Quarters Ended
	April 2, 2022	April 3, 2021
	(dollars in thousands)
Operating activities	$(231,189)	$16,946
Investing activities	(29,590)	(13,604)
Financing activities	67,567	(354,423)
Effect of changes in foreign exchange rates on cash	1,793	(17,662)
Change in cash, cash equivalents and restricted cash	(191,419)	(368,743)
Cash, cash equivalents and restricted cash at beginning of year	560,629	910,603
Cash, cash equivalents and restricted cash at end of period	369,210	541,860
Less restricted cash at end of period	—	1,153
Cash and cash equivalents at end of period	$369,210	$540,707
Operating Activities
Our overall liquidity has historically been driven by our cash flow provided by operating activities, which is dependent on net income and changes in our working capital. As compared to the prior year, higher net cash used by operating activities was due to changes in working capital primarily accounts payable, accruals and inventory due to supply chain disruptions and inflationary increases, partially offset by improvement in accounts receivable and lower pension plan contributions in the first quarter of 2022. Net cash from operating activities includes a $40 million contribution to our U.S. pension plan made in the first quarter of 2021.
Investing Activities
The increase in cash used by investing activities in the first quarter of 2022 compared to 2021 was primarily the result of the sale of the European Innerwear business which resulted in an $11 million cash outflow and an increase in capital investments into our business.
Financing Activities
Net cash from financing activities increased in the first quarter of 2022 primarily as a result of increased borrowings on our Accounts Receivable Securitization Facility and our Revolving Loan Facility coupled with the repayment of the outstanding balance of Term Loan B in the first quarter of 2021, which consisted of a required excess cash flow prepayment of $239 million and a voluntary prepayment of $61 million. Net cash from financing activities in the first quarter of 2022 also included shares repurchased at a total cost of $25 million.
Financing Arrangements
We believe our financing structure provides a secure base to support our operations and key business strategies. As of April 2, 2022, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness. Under the terms of our Senior Secured Credit Facility, among other financial and non-financial covenants, we are required to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio, each of which is defined in the Senior Secured Credit Facility. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility. We expect to maintain compliance with our covenants for at least one year from the issuance date of these financial statements based on our current expectations and forecasts, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2022 or other SEC filings could cause noncompliance.
For further details regarding our liquidity from our available cash balances and credit facilities see “Cash Requirements and Trends and Uncertainties Affecting Liquidity” above.
Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to report our operating results and financial condition in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note “Summary of Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2022.
The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 1, 2022. There have been no material changes in these policies from those described in our Annual Report on Form 10-K for the year ended January 1, 2022.
Recently Issued Accounting Pronouncements
For a summary of recently issued accounting pronouncements, see Note “Recent Accounting Pronouncements” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in our market risk exposures from those described in Item 7A of our Annual Report on Form 10-K for the year ended January 1, 2022.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2022.
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
The risk factors that affect our business and financial results are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended January 1, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliate purchaser of the Company, of shares of the Company’s common stock during the quarter ended April 2, 2022.

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that May Yet Be Purchased under the Program (2)
January 2, 2022 to February 5, 2022	—	$—	—	$600,000,000
February 6, 2022 to March 5, 2022	1,577,386	$15.84	1,577,386	$575,013,357
March 6, 2022 to April 2, 2022	—	$—	—	$575,013,357
Total	1,577,386		1,577,386

(1)Average price paid per share for shares purchased excluding any broker commissions as part of our publicly-announced program.
(2)On February 2, 2022, our Board of Directors approved a new share repurchase program for up to $600 million of shares to be repurchased in open market transactions or privately negotiated transactions, subject to market conditions, legal requirements and other factors. Unless terminated earlier by our Board of Directors, the new program will expire on December 28, 2024. The new program replaced our previous share repurchase program for up to 40 million shares that was originally approved on February 6, 2020. We did not repurchase any shares under the previous program during the quarter ended April 2, 2022 or April 3, 2021.
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
Michael P. Dastugue Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: May 5, 2022