Form 10-Q
period 2022-07-02
Hanesbrands Inc.
filed 2022-08-11
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2022, there were 348,942,269 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. In particular, statements with respect to trends associated with our business, our multi-year growth strategy (“Full Potential plan”), the impacts of the ransomware attack announced on May 31, 2022 and our future financial performance included in this Quarterly Report on Form 10-Q specifically appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements.
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended January 1, 2022, under the caption “Risk Factors,” and available on the “Investors” section of our corporate website, www.Hanes.com/investors. The contents of our corporate website are not incorporated by reference in this Quarterly Report on Form 10-Q.

PART I

Item 1.	Financial Statements

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$1,513,467	$1,751,311	$3,089,623	$3,259,340
Cost of sales	941,366	1,069,682	1,933,344	1,975,030
Gross profit	572,101	681,629	1,156,279	1,284,310
Selling, general and administrative expenses	424,847	464,235	838,513	876,794
Operating profit	147,254	217,394	317,766	407,516
Other expenses	1,889	1,855	2,876	4,416
Interest expense, net	33,724	42,440	65,687	86,900
Income from continuing operations before income tax expense	111,641	173,099	249,203	316,200
Income tax expense	18,980	25,236	42,365	39,933
Income from continuing operations	92,661	147,863	206,838	276,267
Income (loss) from discontinued operations, net of tax	(560)	(19,187)	3,965	(410,853)
Net income (loss)	$92,101	$128,676	$210,803	$(134,586)

Earnings (loss) per share - basic:
Continuing operations	$0.26	$0.42	$0.59	$0.79
Discontinued operations	0.00	(0.05)	0.01	(1.17)
Net income (loss)	$0.26	$0.37	$0.60	$(0.38)

Earnings (loss) per share - diluted:
Continuing operations	$0.26	$0.42	$0.59	$0.79
Discontinued operations	0.00	(0.05)	0.01	(1.17)
Net income (loss)	$0.26	$0.37	$0.60	$(0.38)

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarters Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income (loss)	$92,101	$128,676	$210,803	$(134,586)
Other comprehensive income (loss):
Translation adjustments	(122,122)	(11,231)	(94,825)	(36,432)
Unrealized gain on qualifying cash flow hedges, net of tax of $(3,658), $(1,140), $(2,689) and $(6,316), respectively	5,056	2,856	8,410	11,396
Unrecognized income from pension and postretirement plans, net of tax of $(1,435), $(1,566), $(2,752) and $(3,615), respectively	3,995	4,332	8,256	11,067
Total other comprehensive loss	(113,071)	(4,043)	(78,159)	(13,969)
Comprehensive income (loss)	$(20,970)	$124,633	$132,644	$(148,555)

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	July 2, 2022	January 1, 2022	July 3, 2021
Assets
Cash and cash equivalents	$247,922	$536,277	$667,298
Trade accounts receivable, net	918,253	894,151	960,993
Inventories	2,090,711	1,584,015	1,530,622
Other current assets	236,821	186,503	159,715
Current assets held for sale	12,094	327,157	301,986
Total current assets	3,505,801	3,528,103	3,620,614
Property, net	442,539	441,401	446,356
Right-of-use assets	349,382	363,854	398,526
Trademarks and other identifiable intangibles, net	1,261,096	1,220,170	1,258,783
Goodwill	1,106,529	1,133,095	1,148,021
Deferred tax assets	315,003	327,804	351,309
Other noncurrent assets	108,964	57,009	54,380
Total assets	$7,089,314	$7,071,436	$7,277,989

Liabilities and Stockholders’ Equity
Accounts payable	$1,237,129	$1,214,847	$1,171,645
Accrued liabilities	567,628	660,778	628,007
Lease liabilities	113,414	109,526	129,053
Accounts Receivable Securitization Facility	104,700	—	—
Current portion of long-term debt	25,000	25,000	37,500
Current liabilities held for sale	12,094	316,902	289,751
Total current liabilities	2,059,965	2,327,053	2,255,956
Long-term debt	3,627,202	3,326,091	3,647,482
Lease liabilities - noncurrent	262,593	281,852	299,380
Pension and postretirement benefits	236,223	248,518	327,597
Other noncurrent liabilities	191,160	185,429	185,384
Total liabilities	6,377,143	6,368,943	6,715,799

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 348,825,622, 349,903,253 and 349,115,441, respectively	3,488	3,499	3,491
Additional paid-in capital	322,305	315,337	310,148
Retained earnings	1,016,140	935,260	829,479
Accumulated other comprehensive loss	(629,762)	(551,603)	(580,928)
Total stockholders’ equity	712,171	702,493	562,190
Total liabilities and stockholders’ equity	$7,089,314	$7,071,436	$7,277,989

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at April 2, 2022	348,776	$3,488	$315,675	$976,944	$(516,691)	$779,416
Net income	—	—	—	92,101	—	92,101
Dividends ($0.15 per common share)	—	—	—	(52,905)	—	(52,905)
Other comprehensive loss	—	—	—	—	(113,071)	(113,071)
Stock-based compensation	—	—	6,027	—	—	6,027
Net exercise of stock options, vesting of restricted stock units and other	50	—	603	—	—	603
Balances at July 2, 2022	348,826	$3,488	$322,305	$1,016,140	$(629,762)	$712,171

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at January 1, 2022	349,903	$3,499	$315,337	$935,260	$(551,603)	$702,493
Net income	—	—	—	210,803	—	210,803
Dividends ($0.30 per common share)	—	—	—	(106,348)	—	(106,348)
Other comprehensive loss	—	—	—	—	(78,159)	(78,159)
Stock-based compensation	—	—	11,356	—	—	11,356
Net exercise of stock options, vesting of restricted stock units and other	500	5	(2,961)	—	—	(2,956)
Share repurchases	(1,577)	(16)	(1,427)	(23,575)	—	(25,018)
Balances at July 2, 2022	348,826	$3,488	$322,305	$1,016,140	$(629,762)	$712,171

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
See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	July 2, 2022(1)	July 3, 2021(1)
Operating activities:
Net income (loss)	$210,803	$(134,586)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	36,555	43,565
Amortization of acquisition intangibles	9,487	10,978
Other amortization	5,196	5,814
Impairment of intangible assets and goodwill	—	163,047
(Gain) loss on sale of business and classification of assets held for sale	(10,495)	236,180
Amortization of debt issuance costs	3,756	7,669
Other	6,441	(14,224)
Changes in assets and liabilities:
Accounts receivable	(39,084)	(200,106)
Inventories	(540,015)	(175,149)
Other assets	(49,533)	4,451
Accounts payable	51,763	300,318
Accrued pension and postretirement benefits	(495)	(39,176)
Accrued liabilities and other	(125,453)	3,475
Net cash from operating activities	(441,074)	212,256
Investing activities:
Capital expenditures	(37,946)	(25,331)
Purchase of trademarks	(103,000)	—
Proceeds from sales of assets	222	2,455
Other	(5,640)	6,937
Net cash from investing activities	(146,364)	(15,939)
Financing activities:
Repayments on Term Loan Facilities	(12,500)	(306,250)
Borrowings on Accounts Receivable Securitization Facility	737,789	—
Repayments on Accounts Receivable Securitization Facility	(633,089)	—
Borrowings on Revolving Loan Facilities	727,500	—
Repayments on Revolving Loan Facilities	(369,500)	—
Borrowings on notes payable	21,454	42,638
Repayments on notes payable	(21,713)	(43,066)
Share repurchases	(25,018)	—
Cash dividends paid	(104,621)	(104,719)
Other	(3,996)	(2,524)
Net cash from financing activities	316,306	(413,921)
Effect of changes in foreign exchange rates on cash	(41,575)	(16,780)
Change in cash, cash equivalents and restricted cash	(312,707)	(234,384)
Cash, cash equivalents and restricted cash at beginning of year	560,629	910,603
Cash, cash equivalents and restricted cash at end of period	$247,922	$676,219

Balances included in the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$247,922	$667,298
Cash and cash equivalents included in current assets held for sale	—	8,921
Cash and cash equivalents at end of period	$247,922	$676,219

(1)The cash flows related to discontinued operations have not been segregated and remain included in the major classes of assets and liabilities in the periods prior the sale of the European Innerwear business on March 5, 2022. Accordingly, the Condensed Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.
Capital expenditures included in accounts payable at July 2, 2022 and January 1, 2022 were $36,836 and $24,164, respectively. For the six months ended July 2, 2022 and July 3, 2021, right-of-use assets obtained in exchange for lease obligations were $41,638 and $37,725, respectively.
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
Key Business Strategies
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
In addition, in the fourth quarter of 2021, the Company reached the decision to divest its U.S. Sheer Hosiery business, including the L’eggs brand, as part of its strategy to streamline its portfolio under its Full Potential plan and determined that this business met held-for-sale accounting criteria. The related assets and liabilities are presented as held for sale in the Condensed Consolidated Balance Sheets at July 2, 2022 and January 1, 2022. The operations of the U.S. Sheer Hosiery business are reported in “Other” for all periods presented in Note “Business Segment Information”. The Company is currently exploring potential purchasers for this business and expects to complete the sale within the next 12 months. See Note “Assets and Liabilities Held for Sale” for additional information.
In June of 2022, the Company purchased the Champion trademark for footwear in the United States, Puerto Rico and Canada from Keds, LLC (“KEDS”) for $102,500. The trademark was recorded in “Trademarks and other identifiable intangibles, net” line in the Condensed Consolidated Balance Sheets and has an indefinite life. The Company previously licensed the Champion trademark for footwear in these locations. The purchase of the trademark was part of an agreement with KEDS settling litigation between the two parties and is another step forward in the Company’s Full Potential plan of growing the global Champion brand.
Ransomware Attack
On May 24, 2022, the Company identified that it had become subject to a ransomware attack and activated its incident response and business continuity plans designed to contain the incident. As part of the Company’s forensic investigation and assessment of the impact, the Company determined that certain of its information technology systems were affected by the ransomware attack.
Upon discovering the incident, the Company took a series of measures to further safeguard the integrity of its information technology systems, including working with cybersecurity experts to contain the incident and implementing business continuity

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
plans to restore and support continued operations. These measures also included resecuring data, remediation of the malware across infected machines, rebuilding critical systems, global password reset and enhanced security monitoring. The Company notified appropriate law enforcement authorities as well as certain data protection regulators, and will continue to evaluate and provide breach notifications or regulatory filings as may be required by applicable law as the Company continues its review of the scope and impact of the incident. At this time, the Company believes the incident has been contained. The Company has restored substantially all of its critical information technology systems, and manufacturing, retail and other internal operations continue. There is no ongoing operational impact on the Company’s ability to provide its products and services. The Company maintains insurance, including coverage for cyber-attacks, subject to certain deductibles and policy limitations, in an amount that the Company believes appropriate.
During the quarter and six months ended July 2, 2022, the Company incurred costs of $15,509, net of expected insurance recoveries, related to the ransomware attack. The costs included $14,168 related primarily to supply chain disruptions, which are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Income and $1,341, net of expected insurance recoveries, related primarily to information technology, legal and consulting fees, which are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Income in the quarter and six months ended July 2, 2022. The Company continues to assess the security event and cannot determine, at this time, the full extent of the impact from such event on its business, results of operations or financial condition or whether such impact will ultimately have a material adverse effect.
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
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(3)    Assets and Liabilities Held for Sale
Assets and liabilities classified as held for sale in the Condensed Consolidated Balance Sheets as of July 2, 2022, January 1, 2022 and July 3, 2021 consist of the following:

	July 2, 2022	January 1, 2022	July 3, 2021
U.S. Sheer Hosiery business - continuing operations	$12,094	$5,426	$—
European Innerwear business - discontinued operations	—	321,731	301,986
Total current assets held for sale	$12,094	$327,157	$301,986

U.S. Sheer Hosiery business - continuing operations	$12,094	$5,426	$—
European Innerwear business - discontinued operations	—	311,476	289,751
Total current liabilities held for sale	$12,094	$316,902	$289,751
U.S. Sheer Hosiery Business - Continuing Operations
In the fourth quarter of 2021, the Company reached the decision to divest its U.S. Sheer Hosiery business, including the L’eggs brand, as part of its strategy to streamline its portfolio under its Full Potential plan and determined that this business met held-for-sale accounting criteria. The related assets and liabilities are presented as held for sale in the Condensed Consolidated Balance Sheets at July 2, 2022 and January 1, 2022. The Company recorded a non-cash charge of $38,364 in the fourth quarter of 2021, to record a valuation allowance against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal. The Company recorded non-cash gains of $4,340 and $10,868 to adjust the valuation allowance resulting from a decrease in carrying value due to changes in working capital in the quarter and six months ended July 2, 2022, respectively. The operations of the U.S. Sheer Hosiery business are reported in “Other” for all periods presented in Note “Business Segment Information”. The Company is currently exploring potential purchasers for this business and expects to complete the sale within the next 12 months.
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
Upon meeting the criteria for held-for-sale classification in the first quarter of 2021 which qualified as a triggering event, the Company performed a full impairment analysis of the disposal group's indefinite-lived intangible assets and goodwill. As a result of the strategic decision to exit the European Innerwear business, forecasts were revised to include updated market conditions and the removal of strategic operating decisions that would no longer occur under the Company's ownership. The revised forecasts indicated impairment of certain indefinite-lived trademarks and license agreements as well as the full goodwill balance attributable to the European Innerwear business. As a result of this impairment analysis, a non-cash charge of $155,745 was recorded as "Impairment of intangible assets and goodwill" in the summarized discontinued operations financial information for the six months ended July 3, 2021. In addition, the Company recorded a valuation allowance against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal, resulting in non-cash charges of $9,828 and $236,180 for the quarter and six months ended July 3, 2021, respectively, as "(Gain) loss on sale of business and classification of assets held for sale" in the summarized discontinued operations financial information. In the quarter and six months ended July 2, 2022, the Company recorded the final loss on the sale of the European Innerwear business of $560 and $373, respectively, primarily resulting from changes in working capital balances and foreign exchange rates.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Additionally, the Company recorded an impairment charge of $7,302 in continuing operations on an indefinite-lived trademark for the six months ended July 3, 2021 which is reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Income. This charge related to the full impairment of an indefinite-lived trademark related to a specific brand within the European Innerwear business that was excluded from the disposal group as it was not marketed for sale.
The Company has continued certain sales from its supply chain to the European Innerwear business on a transitional basis after the sale of the business. Under the terms of the Manufacturing and Supply Agreement that was signed as part of closing the transaction, the Company will provide these services for periods up to 34 months from the closing date of the transaction. Additionally, the Company entered into a Transitional Services Agreement pursuant to which the Company will provide transitional services including information technology, human resources, facilities management, and limited finance and accounting services for periods up to 12 months from the closing date of the transaction. The sales and the related profit are included in continuing operations in the Condensed Consolidated Statements of Income and in “Other” in Note “Business Segment Information” in all periods presented and have not been eliminated as intercompany transactions in consolidation for the period when the European Innerwear business was owned by the Company. The related receivables from the European Innerwear business are included in “Trade accounts receivable, net” in the Condensed Consolidated Balance Sheets for all periods presented.
The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the European Innerwear business. Discontinued operations does not include any allocation of corporate overhead expense or interest expense. The key components from discontinued operations related to the European Innerwear business are as follows:

	Quarters Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$—	$117,506	$101,314	$253,351
Cost of sales	—	63,137	60,415	138,660
Gross profit	—	54,369	40,899	114,691
Selling, general and administrative expenses	—	61,134	54,689	144,526
Impairment of intangible assets and goodwill	—	—	—	155,745
Loss on sale of business and classification of assets held for sale	560	9,828	373	236,180
Operating loss	(560)	(16,593)	(14,163)	(421,760)
Other expenses	—	280	283	614
Interest expense, net	—	69	10	159
Loss from discontinued operations before income tax expense	(560)	(16,942)	(14,456)	(422,533)
Income tax expense (benefit)	—	2,245	(18,421)	(11,680)
Net income (loss) from discontinued operations, net of tax	$(560)	$(19,187)	$3,965	$(410,853)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Assets and liabilities of discontinued operations classified as held for sale in the Condensed Consolidated Balance Sheets as of July 2, 2022, January 1, 2022 and July 3, 2021 consist of the following:

	July 2, 2022	January 1, 2022	July 3, 2021
Cash and cash equivalents	$—	$24,352	$8,921
Trade accounts receivable, net	—	87,353	70,432
Inventories	—	141,653	119,627
Other current assets	—	21,926	15,114
Property, net	—	62,659	63,222
Right-of-use assets	—	32,603	34,051
Trademarks and other identifiable intangibles, net	—	205,204	211,534
Deferred tax assets	—	4,174	10,376
Other noncurrent assets	—	4,127	4,421
Allowance to adjust assets to estimated fair value, less costs of disposal	—	(262,320)	(235,712)
Total assets of discontinued operations	$—	$321,731	$301,986

Accounts payable	$—	$84,327	$70,185
Accrued liabilities	—	122,620	111,321
Lease liabilities	—	6,562	8,693
Notes payable	—	329	377
Lease liabilities - noncurrent	—	27,426	26,766
Pension and postretirement benefits	—	38,325	44,328
Other noncurrent liabilities	—	31,887	28,081
Total liabilities of discontinued operations	$—	$311,476	$289,751
The cash flows related to discontinued operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows. The following table presents cash flow and non-cash information related to discontinued operations:

	Quarters Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Depreciation	$—	$—	$—	$2,608
Amortization	$—	$—	$—	$1,460
Capital expenditures	$—	$735	$715	$4,070
Impairment of intangible assets and goodwill	$—	$—	$—	$155,745
Loss on sale of business and classification of assets held for sale	$560	$9,828	$373	$236,180
Capital expenditures included in accounts payable at end of period	$—	$1,580	$—	$3,374
Right-of-use assets obtained in exchange for lease obligations	$—	$1,642	$—	$3,137

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(4)    Revenue Recognition
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Quarters Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Third-party brick-and-mortar wholesale	$1,029,645	$1,233,531	$2,155,911	$2,258,270
Consumer-directed	483,822	517,780	933,712	1,001,070
Total net sales	$1,513,467	$1,751,311	$3,089,623	$3,259,340
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
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarters Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Basic weighted average shares outstanding	349,772	350,987	350,012	350,995
Effect of potentially dilutive securities:
Stock options	—	24	4	16
Restricted stock units	523	1,039	856	855
Employee stock purchase plan and other	8	2	6	3
Diluted weighted average shares outstanding	350,303	352,052	350,878	351,869
The following securities were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive:

	Quarters Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Stock options	250	83	250	167
Restricted stock units	1,448	45	1,211	44
On August 10, 2022, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.15 per share of the Company’s outstanding common stock to be paid on September 14, 2022 to stockholders of record at the close of business on August 24, 2022.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
On February 2, 2022, the Company’s Board of Directors approved a new share repurchase program for up to $600,000 of shares to be repurchased in open market transactions or privately negotiated transactions, subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the Company and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. The new program replaced the Company’s previous share repurchase program for up to 40,000 shares that was originally approved on February 6, 2020. For the quarter ended July 2, 2022, the Company did not enter into any transactions to repurchase shares under the new program. For the six months ended July 2, 2022, the Company entered into transactions to repurchase 1,577 shares at a weighted average repurchase price of $15.84 per share under the new program. The shares were repurchased at a total cost of $25,018 including broker’s commissions of $31. The Company did not repurchase any shares under the previous share repurchase program during 2022 through the expiration of the program on February 2, 2022 or during the quarter or six months ended July 3, 2021. At July 2, 2022, the remaining repurchase authorization under the current share repurchase program totaled $575,013.
(6)    Inventories
Inventories consisted of the following:

	July 2, 2022	January 1, 2022	July 3, 2021
Raw materials	$103,315	$68,683	$72,436
Work in process	123,842	110,246	101,862
Finished goods	1,863,554	1,405,086	1,356,324
	$2,090,711	$1,584,015	$1,530,622
(7)    Debt
Debt consisted of the following:

	Interest Rate as of July 2, 2022	Principal Amount		Maturity Date
		July 2, 2022	January 1, 2022
Senior Secured Credit Facility:
Revolving Loan Facility	2.75%	$358,000	$—	November 2026
Term Loan A	2.31%	987,500	1,000,000	November 2026
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	4.63%	900,000	900,000	May 2024
3.5% Senior Notes	3.50%	521,376	568,634	June 2024
Accounts Receivable Securitization Facility	1.36%	104,700	—	June 2023
		3,771,576	3,368,634
Less long-term debt issuance costs		14,674	17,543
Less current maturities		129,700	25,000
		$3,627,202	$3,326,091
As of July 2, 2022, the Company had $634,940 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account $358,000 of USD revolver loans and $7,060 of standby and trade letters of credit issued and outstanding under this facility.
The Company’s accounts receivable securitization facility (the “ARS Facility”) entered into in November 2007 was amended in June 2022. The latest amendment increased the fluctuating facility limit to $225,000 (previously $175,000) and extended the maturity date to June 2023. Additionally, the amendment changed the Company’s interest rate option as defined in the ARS Facility from the rate announced from time to time by PNC Bank, N.A. as its prime rate or the London Interbank Offered Rate to the rate announced from time to time by PNC Bank, N.A. as its prime rate or the Secured Overnight Financing Rate and increased certain receivables to the pledged collateral pool for the facility. Borrowings under the Company’s ARS Facility are permitted only to the extent that the face of the receivables in the collateral pool, net of applicable concentrations,

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
reserves and other deductions, exceeds the outstanding loans and also subject to a quarterly fluctuating facility limit, which is not to exceed $225,000. The Company’s maximum borrowing capacity as per the fluctuating limit under the ARS Facility was $200,000 as of July 2, 2022. The Company had $58,584 of borrowing availability under the ARS Facility at July 2, 2022.
The Company had $23,798 of borrowing availability under other international credit facilities after taking into account outstanding borrowings and letters of credit outstanding under the applicable facilities at July 2, 2022.
As of July 2, 2022, the Company was in compliance with all financial covenants under its credit facilities and other outstanding indebtedness. Under the terms of its Senior Secured Credit Facility, among other financial and non-financial covenants, the Company is required to maintain a minimum interest coverage ratio and a maximum leverage ratio, each of which is defined in the Senior Secured Credit Facility. The method of calculating all the components used in the covenants is included in the Senior Secured Credit Facility.
(8)    Income Taxes
The Company’s effective income tax rate was 17.0% and 14.6% for the quarters ended July 2, 2022 and July 3, 2021, respectively. The Company’s effective income tax rate was 17.0% and 12.6% for the six months ended July 2, 2022 and July 3, 2021, respectively. The higher effective tax rate for the quarter ended July 2, 2022 was primarily due to non-recurring discrete tax charges totaling $4,576 for adjustments related to prior period tax returns and measurement of deferred tax liabilities. The higher effective tax rate for the six months ended July 2, 2022 was primarily due to a non-recurring discrete tax benefit for the release of reserves for unrecognized tax benefits totaling $7,034, partially offset by a discrete charge for changes in valuation allowances of $3,672 during the six months ended July 3, 2021.
(9)    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at April 2, 2022	$(106,704)	$7,629	$(563,583)	$145,967	$(516,691)
Amounts reclassified from accumulated other comprehensive loss	—	17,639	5,203	(4,048)	18,794
Current-period other comprehensive income (loss) activity	(122,122)	(8,925)	227	(1,045)	(131,865)
Total other comprehensive income (loss)	(122,122)	8,714	5,430	(5,093)	(113,071)

Balance at July 2, 2022	$(228,826)	$16,343	$(558,153)	$140,874	$(629,762)

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at January 1, 2022	$(134,001)	$5,244	$(569,161)	$146,315	$(551,603)
Amounts reclassified from accumulated other comprehensive loss	(13,473)	27,428	10,821	(6,826)	17,950
Current-period other comprehensive income (loss) activity	(81,352)	(16,329)	187	1,385	(96,109)
Total other comprehensive income (loss)	(94,825)	11,099	11,008	(5,441)	(78,159)

Balance at July 2, 2022	$(228,826)	$16,343	$(558,153)	$140,874	$(629,762)

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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Quarters Ended		Six Months Ended
		July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Write-off of cumulative translation associated with sale of business	Income (loss) from discontinued operations, net of tax	$—	$—	$13,473	$—

Gain (loss) on forward foreign exchange contracts designated as cash flow hedges	Cost of sales	$2,662	$(5,278)	$4,274	$(9,655)
	Income tax	(770)	1,444	(1,278)	2,652
	Income (loss) from discontinued operations, net of tax	—	(1,278)	(232)	(1,522)
	Net of tax	1,892	(5,112)	2,764	(8,525)

Gain (loss) on cross-currency swap contracts designated as cash flow hedges	Selling, general and administrative expenses	(18,621)	3,168	(28,354)	2,611
	Interest expense, net	(1,680)	(1,018)	(3,041)	(1,018)
	Income tax	3,451	(312)	5,337	(223)
	Net of tax	(16,850)	1,838	(26,058)	1,370

Amortization of deferred actuarial loss and prior service cost	Other expenses	(5,203)	(6,081)	(10,406)	(13,788)
	Income tax	1,367	1,596	2,737	3,342
	Income (loss) from discontinued operations, net of tax	—	59	—	578
Pension activity associated with sale of business	Income (loss) from discontinued operations, net of tax	—	—	(460)	—
	Net of tax	(3,836)	(4,426)	(8,129)	(9,868)

Total reclassifications		$(18,794)	$(7,700)	$(17,950)	$(17,023)
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

	Hedge Type	July 2, 2022	January 1, 2022
U.S. dollar equivalent notional amount of derivative instruments:
Forward foreign exchange contracts	Cash Flow and Mark to Market	$303,733	$308,071
Cross-currency swap contracts	Cash Flow	$352,920	$352,920
Cross-currency swap contracts	Net Investment	$335,940	$335,940

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Fair Values of Derivative Instruments
The fair values of derivative instruments related to forward foreign exchange contracts and cross-currency swap contracts recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		July 2, 2022	January 1, 2022
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	$6,970	$2,898
Cross-currency swap contracts	Other current assets	1,082	974
Forward foreign exchange contracts	Other noncurrent assets	419	83
Cross-currency swap contracts	Other noncurrent assets	23,661	1,979
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	12,570	5,439
Total derivative assets		44,702	11,373

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(222)	(349)
Cross-currency swap contracts	Accrued liabilities	(283)	(222)
Forward foreign exchange contracts	Other noncurrent liabilities	—	(14)
Cross-currency swap contracts	Other noncurrent liabilities	(34,168)	(11,387)
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(496)	(331)
Total derivative liabilities		(35,169)	(12,303)

Net derivative asset/(liability)		$9,533	$(930)
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
On April 1, 2021, in connection with a reduction in the amount of the 3.5% Senior Notes designated in the European net investment hedge discussed below, the Company entered into three pay-fixed rate, receive-fixed rate cross-currency swap contracts with a total notional amount of €300,000. The Company designated these cross-currency swap contracts to hedge the undesignated portion of the foreign currency cash flow exposure related to the Company’s 3.5% Senior Notes, which had a carrying amount of €500,000 as of July 2, 2022. These cross-currency swap contracts, which mature on June 15, 2024, swap Euro-denominated interest payments for U.S. dollar-denominated interest payments, thereby economically converting €300,000 of the Company’s €500,000 fixed-rate 3.5% Senior Notes to a fixed-rate 4.7945% USD-denominated obligation.
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately $3,373. The Company is hedging exposure to the variability in future foreign currency-denominated cash flows for forecasted transactions over the next 15 months and for long-term debt over the next 24 months.
The effect of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Income and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
	Quarters Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Forward foreign exchange contracts	$12,679	$(1,392)	$9,493	$7,094
Cross-currency swap contracts	(21,604)	717	(25,822)	705
Total	$(8,925)	$(675)	$(16,329)	$7,799

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Quarters Ended		Six Months Ended
		July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Forward foreign exchange contracts(1)	Cost of sales	$2,662	$(5,278)	$4,274	$(9,655)
Forward foreign exchange contracts(1)	Income (loss) from discontinued operations, net of tax	—	(1,543)	(307)	(1,851)
Cross-currency swap contracts(1)	Selling, general and administrative expenses	(18,621)	3,168	(28,354)	2,611
Cross-currency swap contracts(1)	Interest expense, net	(1,680)	(1,018)	(3,041)	(1,018)
Total		$(17,639)	$(4,671)	$(27,428)	$(9,913)

(1)The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value.
The following table presents the amounts in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded:

	Quarters Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Cost of sales	$941,366	$1,069,682	$1,933,344	$1,975,030
Selling, general and administrative expenses	$424,847	$464,235	$838,513	$876,794
Interest expense, net	$33,724	$42,440	$65,687	$86,900
Income (loss) from discontinued operations, net of tax	$(560)	$(19,187)	$3,965	$(410,853)
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
In July 2019, the Company also designated the full amount of its 3.5% Senior Notes with a carrying value of €500,000, which is a nonderivative financial instrument, as a hedge of a portion of the beginning balance of the Company’s European net investment. As of April 1, 2021, the Company reduced the amount of its 3.5% Senior Notes designated in the European net investment hedge from €500,000 to €200,000. As of July 2, 2022 and January 1, 2022, the U.S. dollar equivalent carrying value of Euro-denominated long-term debt designated as a partial European net investment hedge was $208,501 and $227,454, respectively.
The amount of after-tax gains (losses) included in AOCI in the Condensed Consolidated Balance Sheets related to derivative instruments and nonderivative financial instruments designated as net investment hedges are as follows:

	Amount of Gain (Loss) Recognized in AOCI
	Quarters Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Euro-denominated long-term debt	$9,042	$(1,544)	$13,763	$17,756
Cross-currency swap contracts	14,145	(2,066)	16,077	5,307
Total	$23,187	$(3,610)	$29,840	$23,063

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The effect of derivative and non-derivative instruments designated as net investment hedges on the Condensed Consolidated Statements of Income are as follows:

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Quarters Ended		Six Months Ended
		July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Euro-denominated long-term debt	Income (loss) from discontinued operations, net of tax	$—	$—	$(13,348)	$—
Cross-currency swap contracts	Income (loss) from discontinued operations, net of tax	—	—	$(2,505)	—
Cross-currency swap contracts (amounts excluded from effectiveness testing)	Interest expense, net	2,228	1,715	4,240	3,614
Total		$2,228	$1,715	$(11,613)	$3,614
The following table presents the amounts in the Condensed Consolidated Statements of Income in which the effects of net investment hedges are recorded:

	Quarters Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Income (loss) from discontinued operations, net of tax	(560)	(19,187)	$3,965	(410,853)
Interest expense, net (amounts excluded from effectiveness testing)	33,724	42,440	65,687	86,900
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
The effect of derivative instruments not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Quarters Ended		Six Months Ended
		July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Forward foreign exchange contracts	Cost of sales	$6,841	$5,629	$2,639	$18,624
Forward foreign exchange contracts	Selling, general and administrative expenses	(478)	880	(186)	3,091
Forward foreign exchange contracts	Income (loss) from discontinued operations, net of tax	—	1,314	—	3,953
Total		$6,363	$7,823	$2,453	$25,668

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(11)    Fair Value of Assets and Liabilities
As of July 2, 2022 and January 1, 2022, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to forward foreign exchange derivative contracts, cross-currency swap derivative contracts and deferred compensation plan liabilities. The fair values of forward foreign exchange derivative contracts are determined using the cash flows of the forward contracts, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair values of cross-currency swap derivative contracts are determined using the cash flows of the swap contracts, discount rates to account for the passage of time, current foreign exchange and interest rate market data and credit risk, which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plan liabilities is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value or disclosed on a quarterly recurring basis.
There were no changes during the quarter and the six months ended July 2, 2022 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of and during the quarter and the six months ended July 2, 2022, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis or non-recurring basis.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of July 2, 2022
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$19,959	$—	$19,959	$—
Cross-currency swap contracts - assets	24,743	—	24,743	—
Forward foreign exchange contracts - liabilities	(718)	—	(718)	—
Cross-currency swap contracts - liabilities	(34,451)	—	(34,451)	—
Total derivative contracts	9,533	—	9,533	—
Deferred compensation plan liability	(15,979)	—	(15,979)	—
Total	$(6,446)	$—	$(6,446)	$—

	Assets (Liabilities) at Fair Value as of January 1, 2022
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$8,420	$—	$8,420	$—
Cross-currency swap contracts - assets	2,953	—	2,953	—
Forward foreign exchange contracts - liabilities	(694)	—	(694)	—
Cross-currency swap contracts - liabilities	(11,609)	—	(11,609)	—
Total derivative contracts	(930)	—	(930)	—
Deferred compensation plan liability	(20,916)	—	(20,916)	—
Total	$(21,846)	$—	$(21,846)	$—

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximated fair value as of July 2, 2022 and January 1, 2022. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $65,534 and $61,948 as of July 2, 2022 and January 1, 2022, respectively. The fair value of debt, which is classified as a Level 2 liability, was $3,576,798 and $3,504,412 as of July 2, 2022 and January 1, 2022, respectively. Debt had a carrying value of $3,771,576 and $3,368,634 as of July 2, 2022 and January 1, 2022, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions.
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

	Quarters Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales:
Innerwear	$685,778	$780,650	$1,264,725	$1,351,085
Activewear	330,400	404,189	717,337	768,192
International	424,189	478,923	934,318	985,184
Other	73,100	87,549	173,243	154,879
Total net sales	$1,513,467	$1,751,311	$3,089,623	$3,259,340

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Segment operating profit:
Innerwear	$141,659	$186,169	$243,805	$313,586
Activewear	22,857	41,047	71,841	101,641
International	55,953	61,900	145,391	149,080
Other	5,333	9,220	4,662	11,106
Total segment operating profit	225,802	298,336	465,699	575,413
Items not included in segment operating profit:
General corporate expenses	(64,840)	(54,685)	(122,068)	(114,508)
Restructuring and other action-related charges	(6,380)	(18,664)	(11,182)	(38,057)
Amortization of intangibles	(7,328)	(7,593)	(14,683)	(15,332)
Total operating profit	147,254	217,394	317,766	407,516
Other expenses	(1,889)	(1,855)	(2,876)	(4,416)
Interest expense, net	(33,724)	(42,440)	(65,687)	(86,900)
Income from continuing operations before income tax expense	$111,641	$173,099	$249,203	$316,200
The Company incurred restructuring and other action-related charges that were reported in the following lines in the Condensed Consolidated Statements of Income:

	Quarters Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Cost of sales	$532	$1,900	$1,031	$4,707
Selling, general and administrative expenses	5,848	16,764	10,151	33,350
Total included in operating profit	6,380	18,664	11,182	38,057
Income tax expense	1,085	1,903	1,901	13,205
Total restructuring and other action-related charges	$5,295	$16,761	$9,281	$24,852
The components of restructuring and other action-related charges were as follows:

	Quarters Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Full Potential Plan:
Professional services	$7,086	$13,804	$14,994	$25,510
Gain on classification of assets held for sale	(4,340)	—	(10,868)	—
Operating model	825	—	(1,094)	—
Supply chain segmentation	269	—	1,289	—
Technology	1,971	—	6,430	—
Impairment of intangible assets	—	—	—	7,302
Other	569	4,860	431	5,245
Total included in operating profit	6,380	18,664	11,182	38,057
Discrete tax benefits	—	—	—	7,295
Tax benefit effect on actions	1,085	1,903	1,901	5,910
Total benefit included in income tax expense	1,085	1,903	1,901	13,205
Total restructuring and other action-related charges	$5,295	$16,761	$9,281	$24,852

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Restructuring and other action-related charges within operating profit included $6,380 and $18,664 of charges related to the implementation of the Company’s Full Potential plan in the quarters ended July 2, 2022 and July 3, 2021, respectively. Full Potential plan charges in the quarter ended July 2, 2022 included a non-cash gain of $4,340, which is reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Income, to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting from a decrease in carrying value due to changes in working capital.
Restructuring and other action-related charges within operating profit included $11,182 and $38,057 of charges related to the implementation of the Company’s Full Potential plan in the six months ended July 2, 2022 and July 3, 2021, respectively. Full Potential plan charges in the six months ended July 2, 2022 included a non-cash gain of $10,868, which is reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Income, to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting from a decrease in carrying value due to changes in working capital. Full Potential plan charges in the six months ended July 3, 2021 included impairment charges of $7,302, which are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Income, related to the full impairment of an indefinite-lived trademark related to a specific brand within the European Innerwear business that was excluded from the disposal group as it was not marketed for sale.
In the third quarter of 2021, the Company recorded a charge for an action to resize its U.S. corporate office workforce through a voluntary retirement program which was included in restructuring and other action-related charges. At January 1, 2022, the accrual for employee termination and other benefits related to the Company’s 2021 voluntary retirement program was $15,688. The Company made benefit payments and other accrual adjustments of $7,869 during the six months ended July 2, 2022, resulting in an ending accrual of $7,819 which is included in the “Accrued liabilities” line of the Condensed Consolidated Balance Sheets at July 2, 2022.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated interim financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended January 1, 2022, which were included in our Annual Report on Form 10-K filed with the SEC. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended January 1, 2022. In particular, statements with respect to trends associated with our business, our multi-year growth strategy (“Full Potential plan”), the impacts of the ransomware attack announced on May 31, 2022 and our future financial performance included in this MD&A include forward-looking statements.
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
Our Key Business Strategies
Our business strategy integrates our brand superiority, industry-leading innovation and low-cost global supply chain to provide higher value products while lowering production costs. We operate in the global innerwear and global activewear apparel categories. These are stable, heavily branded categories where we have a strong consumer franchise based on a global portfolio of industry-leading brands that we have built over multiple decades, through hundreds of millions of direct interactions with consumers. Our Full Potential plan focuses on four pillars to drive growth and enhance long-term profitability and identifies the initiatives to unlock growth. Our four pillars of growth are to grow the Champion brand globally, drive growth in Innerwear with brands and products that appeal to younger consumers, build e-commerce excellence across channels and streamline our global portfolio. In order to deliver this growth and create a more efficient and productive business model, we have launched a multi-year cost savings program intended to self-fund the investments necessary to achieve the Full Potential plan’s objectives. We remain highly confident that our strong brand portfolio, world-class supply chain and diverse category and geographic footprint will help us unlock our full potential, deliver long-term growth and create stockholder value.
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

In addition, in the fourth quarter of 2021, we reached the decision to divest our U.S. Sheer Hosiery business, including the L’eggs brand, as part of our strategy to streamline our portfolio under our Full Potential plan and determined that this business met held-for-sale accounting criteria. The related assets and liabilities are presented as held for sale in the Condensed Consolidated Balance Sheets at July 2, 2022 and January 1, 2022. The operations of our U.S. Sheer Hosiery business are reported in “Other” for all periods presented in Note “Business Segment Information” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q. We are currently exploring potential purchasers for this business and expect to complete the sale within the next 12 months. See Note “Assets and Liabilities Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
In June of 2022, we purchased the Champion trademark for footwear in the United States, Puerto Rico and Canada from Keds, LLC (“KEDS”) for $103 million. The trademark was recorded in “Trademarks and other identifiable intangibles, net” line in the Condensed Consolidated Balance Sheets and has an indefinite life. We previously licensed the Champion trademark for footwear in these locations. The purchase of the trademark was part of an agreement with KEDS settling litigation between the two parties and is another step forward in our Full Potential plan of growing the global Champion brand.
Ransomware Attack
On May 24, 2022, we identified that we had become subject to a ransomware attack and activated our incident response and business continuity plans designed to contain the incident. As part of our forensic investigation and assessment of the impact, we determined that certain of our information technology systems were affected by the ransomware attack.
Upon discovering the incident, we took a series of measures to further safeguard the integrity of our information technology systems, including working with cybersecurity experts to contain the incident and implementing business continuity plans to restore and support continued operations. These measures also included resecuring data, remediation of the malware across infected machines, rebuilding critical systems, global password reset and enhanced security monitoring. We notified appropriate law enforcement authorities as well as certain data protection regulators, and will continue to evaluate and provide breach notifications or regulatory filings as may be required by applicable law as we continue our review of the scope and impact of the incident. At this time, we believe the incident has been contained. We have restored substantially all of our critical information technology systems, and manufacturing, retail and other internal operations continue. There is no ongoing operational impact on our ability to provide our products and services. We maintain insurance, including coverage for cyber-attacks, subject to certain deductibles and policy limitations, in an amount that we believe appropriate.
During the quarter and six months ended July 2, 2022, we incurred costs of approximately $15 million, net of expected insurance recoveries, related to the ransomware attack. The costs included $14 million related primarily to supply chain disruptions, which are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Income and $1 million, net of expected insurance recoveries, related primarily to information technology, legal and consulting fees, which are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Income in the quarter and six months ended July 2, 2022. The ransomware attack also negatively impacted our ability to order materials, make and ship orders, and process payments during the second quarter and six months ended July 2, 2022, resulting in estimated lost sales of approximately $100 million. We continue to assess the security event and cannot determine, at this time, the full extent of the impact from such event on our business, results of operations or financial condition or whether such impact will ultimately have a material adverse effect.
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
The COVID-19 pandemic has impacted our business operations and financial results, as described in more detail under “Condensed Consolidated Results of Operations - Second Quarter Ended July 2, 2022 Compared with Second Quarter Ended July 3, 2021” and “Condensed Consolidated Results of Operations - Six Months Ended July 2, 2022 Compared with Six Months Ended July 3, 2021” below, primarily through reduced traffic and closures of Company-operated and third-party retail locations for portions of the second quarter and six months of 2021 in certain markets and global supply chain disruptions and inflation in all periods due to factory disruptions, port congestion, transportation delays as well as labor and container shortages which resulted in higher operating costs and higher levels of inflation. These global supply chain disruptions have delayed and are expected to continue to delay inventory orders and, in turn, deliveries to our wholesale customers and availability in our Company-operated stores and e-commerce sites. Supply chain disruptions resulted in the inability to fulfill certain customer orders which negatively impacted our net revenues. We anticipate these supply chain disruptions could impact our sales volumes in future periods. We have also incurred higher distribution costs including freight and labor costs to mitigate these delays. We continue to monitor these delays and other potential disruptions in our supply chain and will implement mitigation plans as needed. The future impact of the COVID-19 pandemic, supply chain disruptions and inflation remain highly uncertain, and our business and results of operations, including our net revenues, earnings and cash flows, could continue to be adversely impacted.
Outlook for 2022
We estimate our 2022 guidance as follows:
•Net sales of approximately $6.45 billion to $6.55 billion, net of approximately $165 million of unfavorable foreign currency exchange impact;
•Operating profit of approximately $570 million to $620 million, net of approximately $22 million of unfavorable foreign currency exchange impact;
•Full Potential plan-related charges of approximately $60 million included in operating profit;
•Interest expense and other expenses of approximately $161 million combined;
•An effective tax rate from continuing operations of approximately 17%;
•Diluted earnings per share from continuing operations of approximately $0.97 to $1.09;
•Cash flow from operating activities to be essentially breakeven; and
•Capital expenditures of approximately $150 million to $175 million.
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
Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, including cotton, dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Disruptions to the global supply chain due to factory closures, port congestion, transportation delays as well as labor and container shortages may negatively impact product availability, revenue growth and gross margins. We will work to mitigate the impact of the global supply chain disruptions through a combination of cost savings and operating efficiencies, as well as pricing actions, which could have an adverse impact on demand. Costs incurred for materials and labor are capitalized into inventory and impact our results as the inventory is sold. In addition, a significant portion of our products are manufactured in countries other than the United States and declines in the value of the U.S. dollar may result in higher manufacturing costs. Increases in inflation may not be matched by growth in consumer income, which also could have a negative impact on spending.
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
Key Financial Results from the Second Quarter Ended July 2, 2022
Key financial results are as follows:
•Total net sales in the second quarter of 2022 were $1.51 billion, compared with $1.75 billion in the same period of 2021, representing a 14% decrease.
•Operating profit decreased 32% to $147 million in the second quarter of 2022, compared with $217 million in the same period of 2021. As a percentage of sales, operating profit was 9.7% in the second quarter of 2022 compared to 12.4% in the same period of 2021.
•Diluted earnings per share from continuing operations was $0.26 and $0.42 in the second quarters of 2022 and 2021, respectively.

Condensed Consolidated Results of Operations — Second Quarter Ended July 2, 2022 Compared with Second Quarter Ended July 3, 2021

	Quarters Ended
	July 2, 2022	July 3, 2021	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,513,467	$1,751,311	$(237,844)	(13.6)%
Cost of sales	941,366	1,069,682	(128,316)	(12.0)
Gross profit	572,101	681,629	(109,528)	(16.1)
Selling, general and administrative expenses	424,847	464,235	(39,388)	(8.5)
Operating profit	147,254	217,394	(70,140)	(32.3)
Other expenses	1,889	1,855	34	1.8
Interest expense, net	33,724	42,440	(8,716)	(20.5)
Income from continuing operations before income tax expense	111,641	173,099	(61,458)	(35.5)
Income tax expense	18,980	25,236	(6,256)	(24.8)
Income from continuing operations	92,661	147,863	(55,202)	(37.3)
Loss from discontinued operations, net of tax	(560)	(19,187)	18,627	(97.1)
Net income	$92,101	$128,676	$(36,575)	(28.4)%
Net Sales
Net sales decreased 14% during the second quarter of 2022 versus the second quarter of 2021 primarily due to the following:
•The impact of the ransomware attack to the business;
•Softer point-of-sale trends;
•Global supply chain disruptions resulting in product delays;
•Ongoing COVID-related pressures on consumer traffic in certain markets in Asia; and
•The unfavorable impact from foreign currency exchange rates in our International business of approximately $38 million.
Partially offset by:
•Pricing actions taken in the first quarter of 2022 in Innerwear.

Operating Profit
Operating profit as a percentage of net sales was 9.7% during the second quarter of 2022, representing a decrease from 12.4% in the prior year. Operating margin decreased as a result of lower sales volume, input cost inflation and the impact from the ransomware attack partially offset by favorable business mix, first quarter price increases in Innerwear, savings in freight, and other cost savings. Included in operating profit in the second quarter of 2022 and 2021 were charges of $6 million and $19 million, respectively, related to the implementation of our Full Potential plan.
Other Highlights
Other Expenses – Other expenses increased slightly in the second quarter of 2022 compared to the second quarter of 2021 due to higher funding fees for sales of accounts receivable to financial institutions in 2022 offset by lower pension expense in 2022.
Interest Expense – Interest expense was lower by $9 million in the second quarter of 2022 compared to the second quarter of 2021 primarily due to lower weighted average outstanding debt balances and a lower weighted average interest rate on our borrowings during the second quarter of 2022 compared to the second quarter of 2021. Our weighted average interest rate on our outstanding debt was 3.63% for the second quarter of 2022 compared to 4.17% for the second quarter of 2021.
Income Tax Expense – Our effective income tax rate was 17.0% and 14.6% for the second quarters of 2022 and 2021, respectively. The higher effective tax rate for the second quarter of 2022 was primarily due to non-recurring discrete tax charges totaling $5 million for adjustments related to prior period tax returns and measurement of deferred tax liabilities.
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
Operating Results by Business Segment — Second Quarter Ended July 2, 2022 Compared with Second Quarter Ended July 3, 2021

	Net Sales
	Quarters Ended
	July 2, 2022	July 3, 2021	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$685,778	$780,650	$(94,872)	(12.2)%
Activewear	330,400	404,189	(73,789)	(18.3)
International	424,189	478,923	(54,734)	(11.4)
Other	73,100	87,549	(14,449)	(16.5)
Total	$1,513,467	$1,751,311	$(237,844)	(13.6)%

	Operating Profit and Margin
	Quarters Ended
	July 2, 2022		July 3, 2021		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$141,659	20.7%	$186,169	23.8%	$(44,510)	(23.9)%
Activewear	22,857	6.9	41,047	10.2	(18,190)	(44.3)
International	55,953	13.2	61,900	12.9	(5,947)	(9.6)
Other	5,333	7.3	9,220	10.5	(3,887)	(42.2)
Corporate	(78,548)	NM	(80,942)	NM	2,394	(3.0)
Total	$147,254	9.7%	$217,394	12.4%	$(70,140)	(32.3)%
Innerwear
Innerwear net sales decreased 12% compared to the second quarter of 2021 primarily due to business disruption as a result of the ransomware attack, softer point-of-sale trends, retail inventory reductions and last year’s one-time sales benefits from retailer restocking and government stimulus spending partially offset by pricing actions taken in the first quarter of 2022.

Innerwear operating margin was 20.7%, a decrease from 23.8% in the same period a year ago. The operating margin decline resulted from lower sales volume, unfavorable product mix and inflationary pressures partially offset by pricing actions and cost reductions.
Activewear
Activewear net sales decreased 18% compared to the second quarter of 2021 primarily due to softer point-of-sale trends, retailer inventory levels and business disruption as a result of the ransomware attack. The net sales decrease was partially offset by growth in the collegiate bookstore channel.
Activewear operating margin was 6.9%, a decrease from 10.2% in the same period a year ago. The operating margin decline resulted from lower sales volume, higher levels of inflation and increased brand marketing investments partially offset by cost reductions.
International
Net sales in the International segment decreased 11% due to unfavorable foreign currency exchange rates, operational challenges experienced from the ransomware attack during the quarter, lower consumer demand in Australia and ongoing COVID-related pressures on consumer traffic in certain markets in Asia. The unfavorable impact of foreign currency exchange rates decreased net sales approximately $38 million in the second quarter of 2022. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, decreased 3%. The impact of foreign currency exchange rates is calculated by applying prior period exchange rates to the current year financial results.
International operating margin was 13.2%, an increase from 12.9% in the same period a year ago. The increase in operating margin primarily resulted from disciplined expense management during the quarter.
Other
Other net sales decreased primarily as a result of decreased traffic at our retail outlets in the second quarter of 2022 compared to the second quarter of 2021. Operating margin decreased due to the decrease in sales volume primarily in our retail outlets.
We have continued certain sales from our supply chain to the European Innerwear business on a transitional basis after the sale of the business. These sales and the related profit are included in Other in all periods presented and have not been eliminated as intercompany transactions in consolidation for the period when the European Innerwear business was owned by us. See Note “Assets and Liabilities Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.

Corporate
Corporate expenses were lower in the second quarter of 2022 compared to the second quarter of 2021 primarily due to lower restructuring and other action-related charges and lower variable compensation costs partially offset by increased expenses, net of expected insurance recoveries, related to the ransomware attack. During the quarter ended July 2, 2022, we incurred costs of approximately $15 million, net of expected insurance recoveries related to the ransomware attack which included $14 million related primarily to supply chain disruptions, which are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Income and $1 million, net of expected insurance recoveries, related primarily to information technology, legal and consulting fees, which are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Income. Included in restructuring and other action-related charges within operating profit in the second quarter of 2022 and 2021 were $6 million and $19 million, respectively, of charges related to the implementation of our Full Potential plan. Full Potential plan charges in the second quarter of 2022 included a non-cash gain of $4 million to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting from a decrease in carrying value due to changes in working capital.

	Quarters Ended
	July 2, 2022	July 3, 2021
	(dollars in thousands)
Restructuring and other action-related charges:
Full Potential Plan:
Professional services	$7,086	$13,804
Gain on classification of assets held for sale	(4,340)	—
Operating model	825	—
Supply chain segmentation	269	—
Technology	1,971	—
Other	569	4,860
Total included in operating profit	6,380	18,664
Tax benefit effect on actions	1,085	1,903
Total restructuring and other action-related charges	$5,295	$16,761
Condensed Consolidated Results of Operations — Six Months Ended July 2, 2022 Compared with Six Months Ended July 3, 2021

	Six Months Ended
	July 2, 2022	July 3, 2021	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$3,089,623	$3,259,340	$(169,717)	(5.2)%
Cost of sales	1,933,344	1,975,030	(41,686)	(2.1)
Gross profit	1,156,279	1,284,310	(128,031)	(10.0)
Selling, general and administrative expenses	838,513	876,794	(38,281)	(4.4)
Operating profit	317,766	407,516	(89,750)	(22.0)
Other expenses	2,876	4,416	(1,540)	(34.9)
Interest expense, net	65,687	86,900	(21,213)	(24.4)
Income from continuing operations before income tax expense	249,203	316,200	(66,997)	(21.2)
Income tax expense	42,365	39,933	2,432	6.1
Income from continuing operations	206,838	276,267	(69,429)	(25.1)
Income (loss) from discontinued operations, net of tax	3,965	(410,853)	414,818	(101.0)
Net income (loss)	$210,803	$(134,586)	$345,389	(256.6)%
Net Sales
Net sales decreased 5% during the six months of 2022 versus the six months of 2021 primarily due to the following:
•The impact of the ransomware attack to the business;
•Softer point-of-sale trends;
•Global supply chain disruptions resulting in product delays;
•Ongoing COVID-related pressures on consumer traffic in certain markets in Asia; and

•The unfavorable impact from foreign currency exchange rates in our International business of approximately $68 million.
Partially offset by:
•Pricing actions taken in the first quarter of 2022 in Innerwear; and
•Strong consumer demand in Europe and the Americas.
Operating Profit
Operating profit as a percentage of net sales was 10.3% for the six months of 2022, representing a decrease from 12.5% in the prior year. Operating margin decreased as a result of lower sales volume, input cost inflation, impact from the ransomware attack, higher transportation and distribution costs and increased Full Potential-related investments in brand marketing and technology partially offset by favorable business mix, first quarter price increases in Innerwear and cost savings. Included in operating profit in the six months of 2022 and 2021 were charges of $11 million and $38 million, respectively, related to the implementation of our Full Potential plan.
Other Highlights
Other Expenses – Other expenses decreased $2 million in the six months of 2022 compared to the same period in 2021 due to lower pension expense partially offset by higher funding fees for sales of accounts receivable to financial institutions in 2022.
Interest Expense – Interest expense was lower by $21 million in the six months of 2022 compared to the same period in 2021, primarily due to lower weighted average outstanding debt balances and a lower weighted average interest rate on our borrowings during the six months of 2022. Our weighted average interest rate on our outstanding debt was 3.14% for the six months of 2022, compared to 4.12% for the six months of 2021.
Income Tax Expense – Our effective income tax rate was 17.0% and 12.6% for the six months of 2022 and 2021, respectively. The higher effective tax rate for the six months of 2022 was primarily due to a non-recurring discrete tax benefit for the release of reserves for unrecognized tax benefits totaling $7 million, partially offset by a discrete charge for changes in valuation allowances of $4 million during the six months of 2021.
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
Operating Results by Business Segment — Six Months Ended July 2, 2022 Compared with Six Months Ended July 3, 2021

	Net Sales
	Six Months Ended
	July 2, 2022	July 3, 2021	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$1,264,725	$1,351,085	$(86,360)	(6.4)%
Activewear	717,337	768,192	(50,855)	(6.6)
International	934,318	985,184	(50,866)	(5.2)
Other	173,243	154,879	18,364	11.9
Total	$3,089,623	$3,259,340	$(169,717)	(5.2)%

	Operating Profit and Margin
	Six Months Ended
	July 2, 2022		July 3, 2021		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$243,805	19.3%	$313,586	23.2%	$(69,781)	(22.3)%
Activewear	71,841	10.0	101,641	13.2	(29,800)	(29.3)
International	145,391	15.6	149,080	15.1	(3,689)	(2.5)
Other	4,662	2.7	11,106	7.2	(6,444)	(58.0)
Corporate	(147,933)	NM	(167,897)	NM	19,964	(11.9)
Total	$317,766	10.3%	$407,516	12.5%	$(89,750)	(22.0)%
Innerwear
Innerwear net sales decreased 6% compared to the six months of 2021 primarily due to business disruption as a result of the ransomware attack, softer point-of-sale trends, retail inventory reductions and last year’s one-time sales benefits from retailer restocking and government-stimulus spending partially offset by pricing actions taken in the first quarter of 2022.
Innerwear operating margin was 19.3%, a decrease from 23.2% in the same period a year ago. The operating margin decline resulted from lower sales volume, unfavorable product and channel mix, inflationary pressures and increased distribution costs resulting from expedited freight to service new retail space gains partially offset by pricing actions and cost reductions.
Activewear
Activewear net sales decreased 7% compared to the six months of 2021 primarily due to softer point-of-sale trends, retailer inventory levels and business disruption as a result of the ransomware attack. The net sales decrease was partially offset by growth in the collegiate bookstore channel.
Activewear operating margin was 10.0%, a decrease from 13.2% in the same period a year ago. The operating margin decline resulted from lower sales volume, higher levels of inflation, unfavorable product mix and increased brand marketing investments partially offset by cost reductions.
International
Net sales in the International segment decreased 5% compared to the six months of 2021 due to unfavorable foreign currency exchange rates, operational challenges experienced from the ransomware attack during the second quarter, global supply chain disruptions resulting in product delays in Australia and ongoing COVID-related pressures on consumer traffic in certain markets in Asia partially offset by growth in Europe and the Americas. The unfavorable impact of foreign currency exchange rates decreased net sales approximately $68 million in the six months of 2022. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, increased 2%. The impact of foreign currency exchange rates is calculated by applying prior period exchange rates to the current year financial results.
International operating margin was 15.6%, an increase from 15.1% in the same period a year ago. Operating margin improved primarily resulting from favorable sales mix and disciplined expense management.
Other
Other net sales increased primarily due to increased sales from our supply chain to the European Innerwear business partially offset by lower sales at our retail outlets during the six months of 2022 compared to the six months of 2021. We have continued certain sales from our supply chain to the European Innerwear business on a transitional basis after the sale of the business. These sales and the related profit are included in Other in all periods presented and have not been eliminated as intercompany transactions in consolidation for the period when the European Innerwear business was owned by us. See Note “Assets and Liabilities Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information. Operating margin decreased due to the decrease in sales volume primarily in our retail outlets.
Corporate
Corporate expenses were lower in the six months of 2022 compared to the six months of 2021 primarily due to lower restructuring and other action-related charges and lower variable compensation costs partially offset by increased expenses, net of expected insurance recoveries, related to the ransomware attack which occurred during the second quarter of 2022. During the six months ended July 2, 2022, we incurred costs of approximately $15 million, net of expected insurance recoveries, related to the ransomware attack which included $14 million related primarily to supply chain disruptions, which are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Income and $1 million, net of expected insurance recoveries, related primarily to information technology, legal and consulting fees, which are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Income. Included in restructuring and other action-related charges within operating profit in the six months of 2022 and 2021 were $11 million and $38 million, respectively, of charges related to the implementation of our Full Potential plan. Full Potential plan charges in the six months of 2022 included a non-cash gain of $11 million to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting from a decrease in carrying value due to changes in working capital. Full Potential plan charges in the six months of 2021 included impairment charges of $7 million related to the full impairment of an indefinite-lived trademark related to a specific brand within the European Innerwear business that was excluded from the disposal group.

	Six Months Ended
	July 2, 2022	July 3, 2021
	(dollars in thousands)
Restructuring and other action-related charges:
Full Potential Plan:
Professional services	$14,994	$25,510
Gain on classification of assets held for sale	(10,868)	—
Operating model	(1,094)	—
Supply chain segmentation	1,289	—
Technology	6,430	—
Impairment of intangible assets	—	7,302
Other	431	5,245
Total included in operating profit	11,182	38,057
Discrete tax benefits	—	7,295
Tax benefit effect on actions	1,901	5,910
Total benefit included in income tax expense	1,901	13,205
Total restructuring and other action-related charges	$9,281	$24,852
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
Our sources of liquidity are cash generated from global operations and cash available under our Revolving Loan Facility, our accounts receivable securitization facility (the “ARS Facility”) and our other international credit facilities.

We had the following borrowing capacity and available liquidity under our credit facilities as of July 2, 2022:

	As of July 2, 2022
	Borrowing Capacity	Available Liquidity
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility(1)	$1,000,000	$634,940
Accounts Receivable Securitization Facility(2)	163,284	58,584
Other international credit facilities	49,786	23,798
Total liquidity from credit facilities	$1,213,070	$717,322
Cash and cash equivalents		247,922
Total liquidity		$965,244

(1)A portion of the Revolving Loan Facility is available to be borrowed in Euros or Australian dollars.
(2)Borrowing availability under the ARS Facility is subject to a quarterly fluctuating facility limit, not to exceed $225 million, and permitted only to the extent that the face of the receivables in the collateral pool, net of applicable concentrations, reserves and other deductions, exceeds the outstanding loans.
The following have impacted or may impact our liquidity:
•The COVID-19 pandemic which resulted in supply chain disruptions and inflationary pressures has had, and may continue to have, a negative impact on our business.
•For the six months ended July 2, 2022, we entered into transactions to repurchase approximately 1.6 million shares of our common stock at a total cost of $25 million including broker’s commissions. At July 2, 2022, the remaining repurchase authorization under our current share repurchase program announced on February 2, 2022 totaled approximately $575 million.
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

Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the six months ended July 2, 2022 and July 3, 2021 was derived from our condensed consolidated interim financial statements.

	Six Months Ended
	July 2, 2022	July 3, 2021
	(dollars in thousands)
Operating activities	$(441,074)	$212,256
Investing activities	(146,364)	(15,939)
Financing activities	316,306	(413,921)
Effect of changes in foreign exchange rates on cash	(41,575)	(16,780)
Change in cash, cash equivalents and restricted cash	(312,707)	(234,384)
Cash, cash equivalents and restricted cash at beginning of year	560,629	910,603
Cash, cash equivalents and restricted cash at end of period	$247,922	$676,219

Balances included in the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$247,922	$667,298
Cash and cash equivalents included in current assets held for sale	—	8,921
Cash and cash equivalents at end of period	$247,922	$676,219
Operating Activities
Our overall liquidity has historically been driven by our cash flow provided by operating activities, which is dependent on net income and changes in our working capital. As compared to the prior year, higher net cash used by operating activities was due to changes in working capital primarily inventory due to business disruption as a result of the ransomware attack, softer point-of-sale trends, supply chain disruptions and inflationary increases partially offset by improvement in accounts receivable and lower pension plan contributions in the six months of 2022. Net cash from operating activities includes a $40 million contribution to our U.S. pension plan made in the first quarter of 2021.
Investing Activities
The increase in cash used by investing activities in the six months of 2022 compared to the six months of 2021 was primarily the result of the purchase of the Champion trademark for footwear in the United States, Puerto Rico and Canada from Keds, LLC for $103 million, the sale of the European Innerwear business which resulted in an $11 million cash outflow and an increase in capital investments into our business.
Financing Activities
Net cash from financing activities increased in the six months of 2022 primarily as a result of increased borrowings on our ARS Facility and our Revolving Loan Facility coupled with the repayment of the outstanding balance of Term Loan B in the six months of 2021, which consisted of a required excess cash flow prepayment of $239 million and a voluntary prepayment of $61 million. Net cash from financing activities in the six months of 2022 also included shares repurchased at a total cost of $25 million and Term Loan A scheduled payments of $13 million.
Financing Arrangements
In June 2022, we amended the ARS Facility. This amendment primarily increased the fluctuating facility limit to $225 million (previously $175 million) and extended the maturity date to June 2023. Additionally, the amendment changed our interest rate option as defined in the ARS Facility from the rate announced from time to time by PNC Bank, N.A. as its prime rate or the London Interbank Offered Rate to the rate announced from time to time by PNC Bank, N.A. as its prime rate or the Secured Overnight Financing Rate and increased certain receivables to the pledged collateral pool for the facility.
We believe our financing structure provides a secure base to support our operations and key business strategies. As of July 2, 2022, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness. Under the terms of our Senior Secured Credit Facility, among other financial and non-financial covenants, we are required to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio, each of which is defined in the Senior Secured Credit Facility. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility. We expect to maintain compliance with our covenants for at least one year from the issuance date of these financial statements based on our current expectations and forecasts, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2022 and in this Quarterly Report on Form 10-Q or other SEC filings could cause noncompliance.

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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2022.
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
However, on May 24, 2022, we identified that we had become subject to a ransomware attack impacting certain of our information technology systems and activated our incident response and business continuity plans designed to contain the incident. See Note “Basis of Presentation – Ransomware Attack” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information. As a result of the ransomware attack, we performed additional tests of controls and manual compensating controls.
PART II

Item 1.	Legal Proceedings
Although we are subject to various claims and legal actions that occur from time to time in the ordinary course of our business, we are not party to any pending legal proceedings that we believe could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors
The information presented below supplements the risk factors set forth in our Annual Report on Form 10-K for the year ended January 1, 2022 (the “Form 10-K”). In addition to the risk factors set forth below, refer to Part I, Item 1A., Risk Factors, in the Form 10-K for information regarding other factors that could affect our results of operations, financial condition and liquidity. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse ultimate impact on our business, financial condition, or results of operations.
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
Hackers and data thieves are increasingly sophisticated and operate large-scale and complex attacks that may include computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks and large-scale automated attacks, phishing, social engineering, hacking and other cyber-attacks. For example, on May 24, 2022, we identified that we had become subject to a ransomware attack and activated our incident response and business continuity plans designed to contain the incident. We notified appropriate law enforcement authorities as well as certain data protection regulators, and will continue to evaluate and provide breach notifications or regulatory filings as may be required by applicable law as we continue our review of the scope and impact of the incident. During the quarter and six months ended July 2, 2022, we incurred costs of approximately $15 million, net of expected insurance recoveries, related to the ransomware attack. The costs included $14 million related primarily to supply chain disruptions, which are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Income and $1 million, net of expected insurance recoveries, related primarily to information technology, legal and consulting fees, which are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Income. The ransomware attack also negatively impacted our ability to order materials, make and ship orders, and process payments during the second quarter and six months ended July 2, 2022, resulting in estimated lost sales of approximately $100 million. We continue to assess the security event and cannot determine, at this time, the full extent of the impact from such event on our business, results of operations or financial condition or whether such impact will ultimately have a material adverse effect.
This ransomware attack, as well as any other breach of our network or databases, or those of our third-party providers, may result in the loss of valuable business data, misappropriation of our consumers’ or employees’ personal information, or a disruption of our business, which could give rise to unwanted media attention, impair our ability to order materials, make and ship orders, and process payments, materially damage our customer relationships and reputation, and result in lost sales, significant costs, increased insurance premiums, fines or lawsuits.

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
We have a complex global supply chain and distribution network that supports our ability to consistently provide our products to our customers. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, tsunami, terrorist attack, pandemic, other natural or man-made disaster or cybersecurity incident (including the ransomware attack announced May 31, 2022), our continued success will depend, in part, on the safety and availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other systems and operations. Climate change serves as a risk multiplier increasing both the frequency and severity of natural disasters that may affect our worldwide business operations. Therefore, forecasting disruptive events and building additional resiliency into our operations accordingly will become an increasing business imperative.
We may experience operational challenges in the event of any such disaster, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular aspects of our operations, such as key executive officers or personnel in our technology group. If we cannot respond to disruptions in our operations, for example, by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or cannot quickly repair damage to our information, production or supply systems, we may be late in delivering, or be unable to deliver, products to our customers. These events could result in, among other negative impacts, reputational damage, significant costs increased insurance premiums, lost sales, cancellation charges or excessive markdowns.

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
Michael P. Dastugue Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: August 11, 2022