Form 10-Q
period 2022-10-01
Hanesbrands Inc.
filed 2022-11-09
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2022, there were 348,948,690 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “could,” “will,” “expect,” “outlook,” “potential,” “project,” “estimate,” “future,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results are forward-looking statements, including statements with respect to trends associated with our business, our multi-year growth strategy (“Full Potential plan”), the impacts of the ransomware attack announced on May 31, 2022 and our future financial performance included in this Quarterly Report on Form 10-Q specifically appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 and our Annual Report on Form 10-K for the year ended January 1, 2022, under the caption “Risk Factors,” and available on the “Investors” section of our corporate website, www.Hanes.com/investors. The contents of our corporate website are not incorporated by reference in this Quarterly Report on Form 10-Q.

PART I

Item 1.	Financial Statements

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$1,670,741	$1,789,551	$4,760,364	$5,048,891
Cost of sales	1,107,889	1,089,890	3,041,233	3,064,920
Gross profit	562,852	699,661	1,719,131	1,983,971
Selling, general and administrative expenses	421,408	465,015	1,259,921	1,341,809
Operating profit	141,444	234,646	459,210	642,162
Other expenses	3,212	1,811	6,088	6,227
Interest expense, net	41,721	40,860	107,408	127,760
Income from continuing operations before income tax expense	96,511	191,975	345,714	508,175
Income tax expense	16,410	15,228	58,775	55,161
Income from continuing operations	80,101	176,747	286,939	453,014
Income (loss) from discontinued operations, net of tax	—	(24,970)	3,965	(435,823)
Net income	$80,101	$151,777	$290,904	$17,191

Earnings (loss) per share - basic:
Continuing operations	$0.23	$0.50	$0.82	$1.29
Discontinued operations	0.00	(0.07)	0.01	(1.24)
Net income	$0.23	$0.43	$0.83	$0.05

Earnings (loss) per share - diluted:
Continuing operations	$0.23	$0.50	$0.82	$1.29
Discontinued operations	0.00	(0.07)	0.01	(1.24)
Net income	$0.23	$0.43	$0.83	$0.05

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarters Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$80,101	$151,777	$290,904	$17,191
Other comprehensive income (loss):
Translation adjustments	(76,756)	(42,330)	(171,581)	(78,762)
Unrealized gain on qualifying cash flow hedges, net of tax of $(1,013), $(2,637), $(3,702) and $(8,953), respectively	2,573	7,124	10,983	18,520
Unrecognized income from pension and postretirement plans, net of tax of $(1,438), $(1,647), $(4,190) and $(5,262), respectively	4,022	4,806	12,278	15,873
Total other comprehensive loss	(70,161)	(30,400)	(148,320)	(44,369)
Comprehensive income (loss)	$9,940	$121,377	$142,584	$(27,178)

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	October 1, 2022	January 1, 2022	October 2, 2021
Assets
Cash and cash equivalents	$253,131	$536,277	$873,628
Trade accounts receivable, net	926,666	894,151	928,039
Inventories	2,136,314	1,584,015	1,629,506
Other current assets	223,741	186,503	172,617
Current assets held for sale	14,906	327,157	304,124
Total current assets	3,554,758	3,528,103	3,907,914
Property, net	443,166	441,401	440,804
Right-of-use assets	335,473	363,854	372,212
Trademarks and other identifiable intangibles, net	1,210,581	1,220,170	1,227,457
Goodwill	1,084,581	1,133,095	1,136,173
Deferred tax assets	328,778	327,804	327,196
Other noncurrent assets	141,944	57,009	51,049
Total assets	$7,099,281	$7,071,436	$7,462,805

Liabilities and Stockholders’ Equity
Accounts payable	$1,130,649	$1,214,847	$1,239,960
Accrued liabilities	594,333	660,778	718,545
Lease liabilities	99,405	109,526	122,545
Accounts Receivable Securitization Facility	211,500	—	—
Current portion of long-term debt	31,250	25,000	37,500
Current liabilities held for sale	14,906	316,902	299,498
Total current liabilities	2,082,043	2,327,053	2,418,048
Long-term debt	3,655,889	3,326,091	3,626,547
Lease liabilities - noncurrent	260,349	281,852	276,595
Pension and postretirement benefits	230,087	248,518	321,323
Other noncurrent liabilities	196,029	185,429	183,723
Total liabilities	6,424,397	6,368,943	6,826,236

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 348,948,690, 349,903,253 and 349,204,407, respectively	3,489	3,499	3,492
Additional paid-in capital	328,072	315,337	316,112
Retained earnings	1,043,246	935,260	928,293
Accumulated other comprehensive loss	(699,923)	(551,603)	(611,328)
Total stockholders’ equity	674,884	702,493	636,569
Total liabilities and stockholders’ equity	$7,099,281	$7,071,436	$7,462,805

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at July 2, 2022	348,826	$3,488	$322,305	$1,016,140	$(629,762)	$712,171
Net income	—	—	—	80,101	—	80,101
Dividends ($0.15 per common share)	—	—	—	(52,995)	—	(52,995)
Other comprehensive loss	—	—	—	—	(70,161)	(70,161)
Stock-based compensation	—	—	5,593	—	—	5,593
Net exercise of stock options, vesting of restricted stock units and other	123	1	174	—	—	175
Balances at October 1, 2022	348,949	$3,489	$328,072	$1,043,246	$(699,923)	$674,884

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at January 1, 2022	349,903	$3,499	$315,337	$935,260	$(551,603)	$702,493
Net income	—	—	—	290,904	—	290,904
Dividends ($0.45 per common share)	—	—	—	(159,343)	—	(159,343)
Other comprehensive loss	—	—	—	—	(148,320)	(148,320)
Stock-based compensation	—	—	16,949	—	—	16,949
Net exercise of stock options, vesting of restricted stock units and other	623	6	(2,787)	—	—	(2,781)
Share repurchases	(1,577)	(16)	(1,427)	(23,575)	—	(25,018)
Balances at October 1, 2022	348,949	$3,489	$328,072	$1,043,246	$(699,923)	$674,884

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
See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	October 1, 2022(1)	October 2, 2021(1)
Operating activities:
Net income	$290,904	$17,191
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	56,140	63,183
Amortization of acquisition intangibles	14,045	15,696
Other amortization	8,121	8,610
Impairment of intangible assets and goodwill	—	163,047
(Gain) loss on sale of business and classification of assets held for sale	(6,185)	266,742
Amortization of debt issuance costs	5,483	10,250
Other	11,717	(1,888)
Changes in assets and liabilities:
Accounts receivable	(63,003)	(201,925)
Inventories	(612,544)	(292,465)
Other assets	(71,613)	7,042
Accounts payable	(22,289)	391,034
Accrued pension and postretirement benefits	(1,066)	(40,468)
Accrued liabilities and other	(101,392)	121,327
Net cash from operating activities	(491,682)	527,376
Investing activities:
Capital expenditures	(70,955)	(55,320)
Purchase of trademarks	(103,000)	—
Proceeds from sales of assets	259	2,479
Other	(5,640)	8,437
Net cash from investing activities	(179,336)	(44,404)
Financing activities:
Repayments on Term Loan Facilities	(18,750)	(315,625)
Borrowings on Accounts Receivable Securitization Facility	1,303,589	—
Repayments on Accounts Receivable Securitization Facility	(1,092,089)	—
Borrowings on Revolving Loan Facilities	1,337,500	—
Repayments on Revolving Loan Facilities	(908,500)	—
Borrowings on notes payable	21,454	109,397
Repayments on notes payable	(21,713)	(109,597)
Share repurchases	(25,018)	—
Cash dividends paid	(156,962)	(157,099)
Other	(4,263)	(3,000)
Net cash from financing activities	435,248	(475,924)
Effect of changes in foreign exchange rates on cash	(71,728)	(27,207)
Change in cash and cash equivalents	(307,498)	(20,159)
Cash and cash equivalents at beginning of year	560,629	910,603
Cash and cash equivalents at end of period	$253,131	$890,444

Balances included in the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$253,131	$873,628
Cash and cash equivalents included in current assets held for sale	—	16,816
Cash and cash equivalents at end of period	$253,131	$890,444

(1)The cash flows related to discontinued operations have not been segregated and remain included in the major classes of assets and liabilities in the periods prior the sale of the European Innerwear business on March 5, 2022. Accordingly, the Condensed Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.
Capital expenditures included in accounts payable at October 1, 2022 and January 1, 2022 were $31,895 and $24,164, respectively. For the nine months ended October 1, 2022 and October 2, 2021, right-of-use assets obtained in exchange for lease obligations were $67,588 and $46,039, respectively.
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
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2022. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year or any future period.
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
In addition, in the fourth quarter of 2021, the Company reached the decision to divest its U.S. Sheer Hosiery business, including the L’eggs brand, as part of its strategy to streamline its portfolio under its Full Potential plan and determined that this business met held-for-sale accounting criteria. The related assets and liabilities are presented as held for sale in the Condensed Consolidated Balance Sheets at October 1, 2022 and January 1, 2022. The operations of the U.S. Sheer Hosiery business are reported in “Other” for all periods presented in Note “Business Segment Information”. The Company is currently exploring potential purchasers for this business and expects to complete the sale within the next 12 months. See Note “Assets and Liabilities Held for Sale” for additional information.
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
Ransomware Attack
As previously disclosed, on May 24, 2022, the Company identified that it had become subject to a ransomware attack and activated its incident response and business continuity plans designed to contain the incident. As part of the Company’s forensic investigation and assessment of the impact, the Company determined that certain of its information technology systems were affected by the ransomware attack.
Upon discovering the incident, the Company took a series of measures to further safeguard the integrity of its information technology systems, including working with cybersecurity experts to contain the incident and implementing business continuity

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
plans to restore and support continued operations. These measures also included resecuring data, remediation of the malware across infected machines, rebuilding critical systems, global password reset and enhanced security monitoring. The Company notified appropriate law enforcement authorities as well as certain data protection regulators, and in, addition to the Company’s public announcements of the incident, the Company began a process to provide breach notifications and regulatory filings as may be required by applicable law starting in August 2022. While the notification process continues, at this time, the Company believes the incident has been contained, the Company has restored its critical information technology systems, and manufacturing, retail and other internal operations continue. There is no ongoing operational impact on the Company’s ability to provide its products and services. The Company maintains insurance, including coverage for cyber-attacks, subject to certain deductibles and policy limitations, in an amount that the Company believes appropriate.
The Company is named in two lawsuits in connection with the ransomware incident. On October 7, 2022, a putative class action was filed against “Hanes Brands [sic], Inc.” alleging, among other things, negligence, negligence per se, breach of implied contract, unjust enrichment, breach of implied covenant of good faith and fair dealing, unfair business practices under the California Business and Professions Code, and violations of the California Confidentiality of Medical Information Act in connection with the ransomware incident. The litigation is entitled, Ramon v. Hanes Brands, Inc., and is pending in the United States District Court for the Central District of California. On October 13, 2022, another putative class action was filed against HanesBrands, Inc. alleging, among other things, negligence, negligence per se, breach of implied contract, invasion of privacy, and unjust enrichment in connection with the ransomware incident. The litigation is entitled, Toussaint v. HanesBrands, Inc. and is pending in the United States District Court for the Middle District of North Carolina. The lawsuits seek, among other things, monetary and injunctive relief. The Company is vigorously defending these matters and believes the cases are without merit. However, at this early stage in the proceedings, the Company is not able to determine the probability of the outcome of these matters or a range of reasonably expected losses, if any.
During the quarter and nine months ended October 1, 2022, the Company incurred costs of $921 and $16,430, net of expected insurance recoveries, respectively, related to the ransomware attack. The costs, net of expected insurance recoveries, incurred during the quarter ended October 1, 2022 related primarily to information technology and legal fees and are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Income. The costs for the nine months ended October 1, 2022 included $14,168 related primarily to supply chain disruptions, which are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Income and $2,262, net of expected insurance recoveries, related primarily to information technology, legal and consulting fees, which are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Income. The Company continues to assess the security event and cannot determine, at this time, the full extent of the impact from such event on its business, results of operations or financial condition or whether such impact will ultimately have a material adverse effect.
(2)    Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, “Reference Rate Reform: Scope.” The new accounting rules provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The new accounting rules must be adopted by the fourth quarter of 2022. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations, cash flows and disclosures.
Business Combinations
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The new accounting rules require entities to apply “Revenue from Contracts with Customers (Topic 606)” to recognize and measure contract assets and contract liabilities in a business combination. The new accounting rules will be effective for the Company in the first quarter of 2023, including interim periods.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Early adoption is permitted. The adoption impact of the new accounting rules will depend on the magnitude of future acquisitions.
Derivatives and Hedging
In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method.” The new accounting rules allow entities to expand the use of the portfolio layer method to all financial assets and designate multiple hedged layers within a single closed portfolio. The new accounting rules also clarify guidance related to hedge basis adjustments and the related disclosures for these adjustments. The new accounting rules will be effective for the Company in the first quarter of 2023, including interim periods. Early adoption is permitted. The Company does not currently have any fair value hedging programs that leverage the portfolio layer method, therefore, the Company does not expect the new accounting rules to have an impact on our near term financial condition, results of operations, cash flows or disclosures.
Supplier Finance Program Obligations
In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The new accounting rules create certain disclosure requirements for a buyer in a supplier finance program. The new accounting rules require qualitative and quantitative disclosures including key terms of the program, balance sheet presentation of related amounts, and the obligation amount the buyer has confirmed as valid to the finance provider, including a rollforward of the obligation. Only the amount of the obligation outstanding is required to be disclosed in interim periods. The accounting rules do not impact the recognition, measurement, or financial statement presentation of supplier finance program obligations. The new accounting rules will be effective for the Company in the first quarter of 2023, including interim periods. Early adoption is permitted. While the new accounting rules will not have an impact on our financial condition, results of operations or cash flows, the Company is currently evaluating the impact the new accounting rules will have on the disclosures included in the notes to the consolidated financial statements beginning with the first quarter of 2023.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(3)    Assets and Liabilities Held for Sale
Assets and liabilities classified as held for sale in the Condensed Consolidated Balance Sheets as of October 1, 2022, January 1, 2022 and October 2, 2021 consist of the following:

	October 1, 2022	January 1, 2022	October 2, 2021
U.S. Sheer Hosiery business - continuing operations	$14,906	$5,426	$—
European Innerwear business - discontinued operations	—	321,731	304,124
Total current assets held for sale	$14,906	$327,157	$304,124

U.S. Sheer Hosiery business - continuing operations	$14,906	$5,426	$—
European Innerwear business - discontinued operations	—	311,476	299,498
Total current liabilities held for sale	$14,906	$316,902	$299,498
U.S. Sheer Hosiery Business - Continuing Operations
In the fourth quarter of 2021, the Company reached the decision to divest its U.S. Sheer Hosiery business, including the L’eggs brand, as part of its strategy to streamline its portfolio under its Full Potential plan and determined that this business met held-for-sale accounting criteria. The related assets and liabilities are presented as held for sale in the Condensed Consolidated Balance Sheets at October 1, 2022 and January 1, 2022. The Company recorded a non-cash charge of $38,364 in the fourth quarter of 2021, to record a valuation allowance against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal. The Company recognized a non-cash loss of $4,310 to adjust the valuation allowance resulting from an increase in carrying value due to changes in working capital in the quarter ended October 1, 2022. In the nine months ended October 1, 2022, the Company recognized a non-cash gain of $6,558 to adjust the valuation allowance resulting from a decrease in carrying value due to changes in working capital. The operations of the U.S. Sheer Hosiery business are reported in “Other” for all periods presented in Note “Business Segment Information”. The Company is currently exploring potential purchasers for this business and expects to complete the sale within the next 12 months.
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
Upon meeting the criteria for held-for-sale classification in the first quarter of 2021 which qualified as a triggering event, the Company performed a full impairment analysis of the disposal group's indefinite-lived intangible assets and goodwill. As a result of the strategic decision to exit the European Innerwear business, forecasts were revised to include updated market conditions and the removal of strategic operating decisions that would no longer occur under the Company's ownership. The revised forecasts indicated impairment of certain indefinite-lived trademarks and license agreements as well as the full goodwill balance attributable to the European Innerwear business. As a result of this impairment analysis, a non-cash charge of $155,745 was recorded as "Impairment of intangible assets and goodwill" in the summarized discontinued operations financial information for the nine months ended October 2, 2021. In addition, the Company recorded a valuation allowance against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal, resulting in non-cash charges of $30,562 and $266,742 for the quarter and nine months ended October 2, 2021, respectively, as "Loss on sale of business and classification of assets held for sale" in the summarized discontinued operations financial information. In the nine months ended October 1, 2022, the Company recorded the final loss on the sale of the European Innerwear business of $373 primarily resulting from changes in working capital balances and foreign exchange rates.

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
The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the European Innerwear business. Discontinued operations does not include any allocation of corporate overhead expense or interest expense. The key components from discontinued operations related to the European Innerwear business are as follows:

	Quarters Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$—	$147,529	$101,314	$400,880
Cost of sales	—	75,171	60,415	213,831
Gross profit	—	72,358	40,899	187,049
Selling, general and administrative expenses	—	64,941	54,689	209,467
Impairment of intangible assets and goodwill	—	—	—	155,745
Loss on sale of business and classification of assets held for sale	—	30,562	373	266,742
Operating loss	—	(23,145)	(14,163)	(444,905)
Other expenses	—	271	283	885
Interest expense, net	—	110	10	269
Loss from discontinued operations before income tax expense (benefit)	—	(23,526)	(14,456)	(446,059)
Income tax expense (benefit)	—	1,444	(18,421)	(10,236)
Net income (loss) from discontinued operations, net of tax	$—	$(24,970)	$3,965	$(435,823)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Assets and liabilities of discontinued operations classified as held for sale in the Condensed Consolidated Balance Sheets as of October 1, 2022, January 1, 2022 and October 2, 2021 consist of the following:

	October 1, 2022	January 1, 2022	October 2, 2021
Cash and cash equivalents	$—	$24,352	$16,816
Trade accounts receivable, net	—	87,353	88,684
Inventories	—	141,653	127,209
Other current assets	—	21,926	16,066
Property, net	—	62,659	61,898
Right-of-use assets	—	32,603	33,680
Trademarks and other identifiable intangibles, net	—	205,204	208,108
Deferred tax assets	—	4,174	7,990
Other noncurrent assets	—	4,127	4,360
Allowance to adjust assets to estimated fair value, less costs of disposal	—	(262,320)	(260,687)
Total assets of discontinued operations	$—	$321,731	$304,124

Accounts payable	$—	$84,327	$69,122
Accrued liabilities	—	122,620	118,076
Lease liabilities	—	6,562	8,544
Notes payable	—	329	595
Lease liabilities - noncurrent	—	27,426	26,536
Pension and postretirement benefits	—	38,325	42,076
Other noncurrent liabilities	—	31,887	34,549
Total liabilities of discontinued operations	$—	$311,476	$299,498
The cash flows related to discontinued operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows. The following table presents cash flow and non-cash information related to discontinued operations:

	Quarters Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Depreciation	$—	$—	$—	$2,608
Amortization	$—	$—	$—	$1,460
Capital expenditures	$—	$2,085	$715	$6,155
Impairment of intangible assets and goodwill	$—	$—	$—	$155,745
Loss on sale of business and classification of assets held for sale	$—	$30,562	$373	$266,742
Capital expenditures included in accounts payable at end of period	$—	$70	$—	$70
Right-of-use assets obtained in exchange for lease obligations	$—	$1,454	$—	$4,591

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(4)    Revenue Recognition
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Quarters Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Third-party brick-and-mortar wholesale	$1,200,636	$1,312,440	$3,356,547	$3,570,710
Consumer-directed	470,105	477,111	1,403,817	1,478,181
Total net sales	$1,670,741	$1,789,551	$4,760,364	$5,048,891
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
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarters Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Basic weighted average shares outstanding	349,884	351,071	349,969	351,020
Effect of potentially dilutive securities:
Stock options	—	20	2	17
Restricted stock units	420	1,157	712	956
Employee stock purchase plan and other	12	3	8	3
Diluted weighted average shares outstanding	350,316	352,251	350,691	351,996
The following securities were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive:

	Quarters Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Stock options	250	83	250	167
Restricted stock units	1,646	48	1,252	40
On November 8, 2022, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.15 per share of the Company’s outstanding common stock to be paid on December 13, 2022 to stockholders of record at the close of business on November 22, 2022.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
On February 2, 2022, the Company’s Board of Directors approved a new share repurchase program for up to $600,000 of shares to be repurchased in open market transactions or privately negotiated transactions, subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the Company and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. The new program replaced the Company’s previous share repurchase program for up to 40,000 shares that was originally approved on February 6, 2020. For the quarter ended October 1, 2022, the Company did not enter into any transactions to repurchase shares under the new program. For the nine months ended October 1, 2022, the Company entered into transactions to repurchase 1,577 shares at a weighted average repurchase price of $15.84 per share under the new program. The shares were repurchased at a total cost of $25,018 including broker’s commissions of $31. The Company did not repurchase any shares under the previous share repurchase program during 2022 through the expiration of the program on February 2, 2022 or during the quarter or nine months ended October 2, 2021. At October 1, 2022, the remaining repurchase authorization under the current share repurchase program totaled $575,013.
(6)    Inventories
Inventories consisted of the following:

	October 1, 2022	January 1, 2022	October 2, 2021
Raw materials	$90,411	$68,683	$71,893
Work in process	118,573	110,246	103,927
Finished goods	1,927,330	1,405,086	1,453,686
	$2,136,314	$1,584,015	$1,629,506
(7)    Debt
Debt consisted of the following:

	Interest Rate as of October 1, 2022	Principal Amount		Maturity Date
		October 1, 2022	January 1, 2022
Senior Secured Credit Facility:
Revolving Loan Facility	4.01%	$429,000	$—	November 2026
Term Loan A	4.38%	981,250	1,000,000	November 2026
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	4.63%	900,000	900,000	May 2024
3.5% Senior Notes	3.50%	490,100	568,634	June 2024
Accounts Receivable Securitization Facility	3.57%	211,500	—	June 2023
		3,911,850	3,368,634
Less long-term debt issuance costs		13,211	17,543
Less current maturities		242,750	25,000
		$3,655,889	$3,326,091
As of October 1, 2022, the Company had $560,028 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account $429,000 of USD revolver loans and $10,972 of standby and trade letters of credit issued and outstanding under this facility.
The Company’s accounts receivable securitization facility (the “ARS Facility”) entered into in November 2007 was amended in June 2022. The latest amendment increased the fluctuating facility limit to $225,000 (previously $175,000) and extended the maturity date to June 2023. Additionally, the amendment changed the Company’s interest rate option as defined in the ARS Facility from the rate announced from time to time by PNC Bank, N.A. as its prime rate or the London Interbank Offered Rate (“LIBOR”) to the rate announced from time to time by PNC Bank, N.A. as its prime rate or the Secured Overnight Financing Rate (“SOFR”) and increased certain receivables to the pledged collateral pool for the facility. Borrowings under the

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Company’s ARS Facility are permitted only to the extent that the face of the receivables in the collateral pool, net of applicable concentrations, reserves and other deductions, exceeds the outstanding loans and also subject to a quarterly fluctuating facility limit, which is not to exceed $225,000. The Company’s maximum borrowing capacity as per the fluctuating limit under the ARS Facility was $225,000 as of October 1, 2022. The Company had $13,500 of borrowing availability under the ARS Facility at October 1, 2022.
The Company had $36,121 of borrowing availability under other international credit facilities after taking into account outstanding borrowings and letters of credit outstanding under the applicable facilities at October 1, 2022.
As of October 1, 2022, the Company was in compliance with all financial covenants under its credit facilities and other outstanding indebtedness. Under the terms of its Senior Secured Credit Facility, among other financial and non-financial covenants, the Company is required to maintain a minimum interest coverage ratio and a maximum leverage ratio, each of which is defined in the Senior Secured Credit Facility. The method of calculating all the components used in the covenants is included in the Senior Secured Credit Facility.
In November 2022, given the uncertain economic environment and the associated impact on future earnings, the Company amended the credit agreement governing its Senior Secured Credit Facility prior to any potential covenant violation in order to modify the financial covenants and to provide operating flexibility. The amendment effects changes to certain provisions and covenants under the Senior Secured Credit Facility during the period beginning with the fiscal quarter ending December 31, 2022 and continuing through the fiscal quarter ending December 30, 2023 (such period of time, the “Covenant Relief Period”), including: (a) an increase in the maximum leverage ratio from 4.50 to 1.00 to 5.25 to 1.00 for the quarter ended December 31, 2022, 5.75 to 1.00 for the quarters ending April 1, 2023 through September 30, 2023 and 5.25 to 1.00 for the quarter ending December 30, 2023 reverting back to 4.50 to 1.00 for each quarter after the Covenant Relief Period; (b) a reduction of the minimum interest coverage ratio from 3.00 to 1.00 to 2.60 to 1.00 for the quarters ending December 31, 2022 through December 30, 2023 with an increase to 2.75 to 1.00 for each quarter after the Covenant Relief Period; (c) a cap on dividend payments of $250,000 which will revert back to the current amounts after the Covenant Relief Period; (d) the addition of two new tiers to the top of the pricing grid if the maximum leverage ratio exceeds 5.00 to 1.00 and 5.50 to 1.00; and (e) the 0.50 increase in the maximum leverage ratio resulting from a material permitted acquisition is suspended through the Covenant Relief Period. In conjunction with this amendment, the Company will transition the Senior Secured Credit Facility from LIBOR to SOFR with a 10 basis points credit spread adjustment already included in the Senior Secured Credit Facility. After obtaining the debt amendment, the Company expects to maintain compliance with its covenants for at least one year from the issuance of these financial statements based on its current expectations and forecasts. If economic conditions worsen and the Company’s earnings and operating cash flows do not start to recover as currently estimated by management, this could impact the Company’s ability to maintain compliance with its amended financial covenants and require the Company to seek additional amendments to its Senior Secured Credit Facility. If the Company is not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
(8)    Income Taxes
The Company’s effective income tax rate was 17.0% and 7.9% for the quarters ended October 1, 2022 and October 2, 2021, respectively. The Company’s effective income tax rate was 17.0% and 10.9% for the nine months ended October 1, 2022 and October 2, 2021, respectively. The higher effective tax rate for the quarter ended October 1, 2022 was primarily due to non-recurring discrete tax charges totaling $3,174 for adjustments related to prior period tax returns during the third quarter of 2022 versus discrete tax benefits of $3,814 for the release of uncertain tax benefits and $4,851 for adjustments related to prior period tax returns and approval of certain filings by taxing authorities during the third quarter of 2021. The higher effective tax rate for the nine months ended October 1, 2022 was primarily due to non-recurring discrete tax charges of $9,217 for assessments and adjustments for prior period tax returns and measurement of deferred tax liabilities during the nine months of 2022 versus non-recurring discrete tax benefits of $11,360 for the release of reserves for unrecognized tax benefits and $4,392 for adjustments related to prior period tax returns and approval of certain filings by taxing authorities, partially offset by a discrete charge for changes in valuation allowances of $4,636 during the nine months of 2021.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IR Act”), which, among other things, introduces a 15% minimum tax based on adjusted financial statement income of certain large corporations with a three year average adjusted financial statement income in excess of $1,000,000, a 1% excise tax on the fair market stock repurchases by covered corporations and several tax incentives to promote clean energy. The Company is continuing to evaluate the IR Act and its potential impact on future periods, and at this time the Company does not expect the IR Act to have a material impact on its consolidated financial statements.
(9)    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at July 2, 2022	$(228,826)	$16,343	$(558,153)	$140,874	$(629,762)
Amounts reclassified from accumulated other comprehensive loss	—	17,917	5,202	(4,109)	19,010
Current-period other comprehensive income (loss) activity	(76,756)	(14,331)	258	1,658	(89,171)
Total other comprehensive income (loss)	(76,756)	3,586	5,460	(2,451)	(70,161)

Balance at October 1, 2022	$(305,582)	$19,929	$(552,693)	$138,423	$(699,923)

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at January 1, 2022	$(134,001)	$5,244	$(569,161)	$146,315	$(551,603)
Amounts reclassified from accumulated other comprehensive loss	(13,473)	45,345	16,023	(10,935)	36,960
Current-period other comprehensive income (loss) activity	(158,108)	(30,660)	445	3,043	(185,280)
Total other comprehensive income (loss)	(171,581)	14,685	16,468	(7,892)	(148,320)

Balance at October 1, 2022	$(305,582)	$19,929	$(552,693)	$138,423	$(699,923)

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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Quarters Ended		Nine Months Ended
		October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Write-off of cumulative translation associated with sale of business	Income (loss) from discontinued operations, net of tax	$—	$—	$13,473	$—

Gain (loss) on forward foreign exchange contracts designated as cash flow hedges	Cost of sales	2,516	(4,506)	6,790	(14,161)
	Income tax	(730)	1,203	(2,008)	3,855
	Income (loss) from discontinued operations, net of tax	—	(876)	(232)	(2,398)
	Net of tax	1,786	(4,179)	4,550	(12,704)

Gain (loss) on cross-currency swap contracts designated as cash flow hedges	Selling, general and administrative expenses	(18,764)	(8,134)	(47,118)	(5,523)
	Interest expense, net	(1,669)	(1,187)	(4,710)	(2,205)
	Income tax	3,474	996	8,811	773
	Net of tax	(16,959)	(8,325)	(43,017)	(6,955)

Amortization of deferred actuarial loss and prior service cost	Other expenses	(5,202)	(6,026)	(15,608)	(19,814)
	Income tax	1,365	1,580	4,102	4,922
	Income (loss) from discontinued operations, net of tax	—	(154)	—	424
Pension activity associated with sale of business	Income (loss) from discontinued operations, net of tax	—	—	(460)	—
	Net of tax	(3,837)	(4,600)	(11,966)	(14,468)

Total reclassifications		$(19,010)	$(17,104)	$(36,960)	$(34,127)
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

	Hedge Type	October 1, 2022	January 1, 2022
U.S. dollar equivalent notional amount of derivative instruments:
Forward foreign exchange contracts	Cash Flow and Mark to Market	$256,748	$308,071
Cross-currency swap contracts	Cash Flow	$352,920	$352,920
Cross-currency swap contracts	Net Investment	$335,940	$335,940

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Fair Values of Derivative Instruments
The fair values of derivative instruments related to forward foreign exchange contracts and cross-currency swap contracts recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		October 1, 2022	January 1, 2022
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	$7,337	$2,898
Cross-currency swap contracts	Other current assets	3,291	974
Forward foreign exchange contracts	Other noncurrent assets	—	83
Cross-currency swap contracts	Other noncurrent assets	41,709	1,979
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	15,444	5,439
Total derivative assets		67,781	11,373

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(164)	(349)
Cross-currency swap contracts	Accrued liabilities	(1,952)	(222)
Forward foreign exchange contracts	Other noncurrent liabilities	—	(14)
Cross-currency swap contracts	Other noncurrent liabilities	(51,658)	(11,387)
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(677)	(331)
Total derivative liabilities		(54,451)	(12,303)

Net derivative asset/(liability)		$13,330	$(930)
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
On April 1, 2021, in connection with a reduction in the amount of the 3.5% Senior Notes designated in the European net investment hedge discussed below, the Company entered into three pay-fixed rate, receive-fixed rate cross-currency swap contracts with a total notional amount of €300,000. The Company designated these cross-currency swap contracts to hedge the undesignated portion of the foreign currency cash flow exposure related to the Company’s 3.5% Senior Notes, which had a carrying amount of €500,000 as of October 1, 2022. These cross-currency swap contracts, which mature on June 15, 2024, swap Euro-denominated interest payments for U.S. dollar-denominated interest payments, thereby economically converting €300,000 of the Company’s €500,000 fixed-rate 3.5% Senior Notes to a fixed-rate 4.7945% USD-denominated obligation.
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately $5,391. The Company is hedging exposure to the variability in future foreign currency-denominated cash flows for forecasted transactions over the next 12 months and for long-term debt over the next 21 months.
The effect of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Income and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
	Quarters Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Forward foreign exchange contracts	$4,828	$4,827	$14,321	$11,921
Cross-currency swap contracts	(19,159)	(9,971)	(44,981)	(9,266)
Total	$(14,331)	$(5,144)	$(30,660)	$2,655

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Quarters Ended		Nine Months Ended
		October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Forward foreign exchange contracts(1)	Cost of sales	$2,516	$(4,506)	$6,790	$(14,161)
Forward foreign exchange contracts(1)	Income (loss) from discontinued operations, net of tax	—	(1,078)	(307)	(2,929)
Cross-currency swap contracts(1)	Selling, general and administrative expenses	(18,764)	(8,134)	(47,118)	(5,523)
Cross-currency swap contracts(1)	Interest expense, net	(1,669)	(1,187)	(4,710)	(2,205)
Total		$(17,917)	$(14,905)	$(45,345)	$(24,818)

(1)The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value.
The following table presents the amounts in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded:

	Quarters Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Cost of sales	$1,107,889	$1,089,890	$3,041,233	$3,064,920
Selling, general and administrative expenses	$421,408	$465,015	$1,259,921	$1,341,809
Interest expense, net	$41,721	$40,860	$107,408	$127,760
Income (loss) from discontinued operations, net of tax	$—	$(24,970)	$3,965	$(435,823)
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
In July 2019, the Company also designated the full amount of its 3.5% Senior Notes with a carrying value of €500,000, which is a nonderivative financial instrument, as a hedge of a portion of the beginning balance of the Company’s European net investment. As of April 1, 2021, the Company reduced the amount of its 3.5% Senior Notes designated in the European net investment hedge from €500,000 to €200,000. As of October 1, 2022 and January 1, 2022, the U.S. dollar equivalent carrying value of Euro-denominated long-term debt designated as a partial European net investment hedge was $196,040 and $227,454, respectively.
The amount of after-tax gains (losses) included in AOCI in the Condensed Consolidated Balance Sheets related to derivative instruments and nonderivative financial instruments designated as net investment hedges are as follows:

	Amount of Gain (Loss) Recognized in AOCI
	Quarters Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Euro-denominated long-term debt	$9,109	$3,966	$22,872	$21,722
Cross-currency swap contracts	13,383	5,650	29,460	10,957
Total	$22,492	$9,616	$52,332	$32,679

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The effect of derivative and non-derivative instruments designated as net investment hedges on the Condensed Consolidated Statements of Income are as follows:

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Quarters Ended		Nine Months Ended
		October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Euro-denominated long-term debt	Income (loss) from discontinued operations, net of tax	$—	$—	$(13,348)	$—
Cross-currency swap contracts	Income (loss) from discontinued operations, net of tax	—	—	(2,505)	—
Cross-currency swap contracts (amounts excluded from effectiveness testing)	Interest expense, net	2,209	1,870	6,449	5,484
Total		$2,209	$1,870	$(9,404)	$5,484
The following table presents the amounts in the Condensed Consolidated Statements of Income in which the effects of net investment hedges are recorded:

	Quarters Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Income (loss) from discontinued operations, net of tax	$—	$(24,970)	$3,965	$(435,823)
Interest expense, net (amounts excluded from effectiveness testing)	$41,721	$40,860	$107,408	$127,760
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
The effect of derivative instruments not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Quarters Ended		Nine Months Ended
		October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Forward foreign exchange contracts	Cost of sales	$(1,602)	$6,087	$1,037	$24,711
Forward foreign exchange contracts	Selling, general and administrative expenses	41	(597)	(145)	2,494
Forward foreign exchange contracts	Income (loss) from discontinued operations, net of tax	—	859	—	4,812
Total		$(1,561)	$6,349	$892	$32,017

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(11)    Fair Value of Assets and Liabilities
As of October 1, 2022 and January 1, 2022, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to forward foreign exchange derivative contracts, cross-currency swap derivative contracts and deferred compensation plan liabilities. The fair values of forward foreign exchange derivative contracts are determined using the cash flows of the forward contracts, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair values of cross-currency swap derivative contracts are determined using the cash flows of the swap contracts, discount rates to account for the passage of time, current foreign exchange and interest rate market data and credit risk, which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plan liabilities is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value or disclosed on a quarterly recurring basis.
There were no changes during the quarter and the nine months ended October 1, 2022 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of and during the quarter and the nine months ended October 1, 2022, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis or non-recurring basis.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of October 1, 2022
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$22,781	$—	$22,781	$—
Cross-currency swap contracts - assets	45,000	—	45,000	—
Forward foreign exchange contracts - liabilities	(841)	—	(841)	—
Cross-currency swap contracts - liabilities	(53,610)	—	(53,610)	—
Total derivative contracts	13,330	—	13,330	—
Deferred compensation plan liability	(15,226)	—	(15,226)	—
Total	$(1,896)	$—	$(1,896)	$—

	Assets (Liabilities) at Fair Value as of January 1, 2022
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$8,420	$—	$8,420	$—
Cross-currency swap contracts - assets	2,953	—	2,953	—
Forward foreign exchange contracts - liabilities	(694)	—	(694)	—
Cross-currency swap contracts - liabilities	(11,609)	—	(11,609)	—
Total derivative contracts	(930)	—	(930)	—
Deferred compensation plan liability	(20,916)	—	(20,916)	—
Total	$(21,846)	$—	$(21,846)	$—

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximated fair value as of October 1, 2022 and January 1, 2022. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $68,180 and $61,948 as of October 1, 2022 and January 1, 2022, respectively. The fair value of debt, which is classified as a Level 2 liability, was $3,690,064 and $3,504,412 as of October 1, 2022 and January 1, 2022, respectively. Debt had a carrying value of $3,911,850 and $3,368,634 as of October 1, 2022 and January 1, 2022, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions.
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

	Quarters Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales:
Innerwear	$625,082	$702,617	$1,889,807	$2,053,702
Activewear	461,043	462,499	1,178,380	1,230,691
International	502,066	536,483	1,436,384	1,521,667
Other	82,550	87,952	255,793	242,831
Total net sales	$1,670,741	$1,789,551	$4,760,364	$5,048,891

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Segment operating profit:
Innerwear	$99,797	$147,651	$343,602	$461,237
Activewear	53,491	76,172	125,332	177,813
International	69,890	86,371	215,281	235,451
Other	4,839	11,288	9,501	22,394
Total segment operating profit	228,017	321,482	693,716	896,895
Items not included in segment operating profit:
General corporate expenses	(52,639)	(50,226)	(174,707)	(164,734)
Restructuring and other action-related charges	(26,451)	(29,096)	(37,633)	(67,153)
Amortization of intangibles	(7,483)	(7,514)	(22,166)	(22,846)
Total operating profit	141,444	234,646	459,210	642,162
Other expenses	(3,212)	(1,811)	(6,088)	(6,227)
Interest expense, net	(41,721)	(40,860)	(107,408)	(127,760)
Income from continuing operations before income tax expense	$96,511	$191,975	$345,714	$508,175
The Company incurred restructuring and other action-related charges that were reported in the following lines in the Condensed Consolidated Statements of Income:

	Quarters Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Cost of sales	$13,102	$(108)	$14,133	$4,599
Selling, general and administrative expenses	13,349	29,204	23,500	62,554
Total included in operating profit	26,451	29,096	37,633	67,153
Income tax expense	4,493	17,933	6,394	31,138
Total restructuring and other action-related charges	$21,958	$11,163	$31,239	$36,015
The components of restructuring and other action-related charges were as follows:

	Quarters Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Full Potential Plan:
Professional services	$6,020	$11,283	$21,014	$36,793
Supply chain segmentation	13,298	—	14,587	—
Technology	2,622	—	9,052	—
Impairment of intangible assets	—	—	—	7,302
Operating model	(18)	16,000	(1,112)	17,600
(Gain) loss on classification of assets held for sale	4,310	—	(6,558)	—
Other	219	1,813	650	5,458
Total included in operating profit	26,451	29,096	37,633	67,153
Discrete tax benefits	—	11,802	—	19,097
Tax benefit effect on actions	4,493	6,131	6,394	12,041
Total benefit included in income tax expense	4,493	17,933	6,394	31,138
Total restructuring and other action-related charges	$21,958	$11,163	$31,239	$36,015

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Restructuring and other action-related charges within operating profit included $26,451 and $29,096 of charges related to the implementation of the Company’s Full Potential plan in the quarters ended October 1, 2022 and October 2, 2021, respectively. Full Potential plan charges in the quarter ended October 1, 2022 included charges related to supply chain segmentation of $13,298 to position the Company’s manufacturing network to align with revenue growth opportunities of its Full Potential plan demand trends which is reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Income and a non-cash loss of $4,310, which is reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Income, to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting from an increase in carrying value due to changes in working capital.
Restructuring and other action-related charges within operating profit included $37,633 and $67,153 of charges related to the implementation of the Company’s Full Potential plan in the nine months ended October 1, 2022 and October 2, 2021, respectively. Full Potential plan charges in the nine months ended October 1, 2022 included charges related to supply chain segmentation of $14,587 to position the Company’s manufacturing network to align with revenue growth opportunities of its Full Potential plan demand trends which is reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Income and a non-cash gain of $6,558, which is reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Income, to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting from a decrease in carrying value due to changes in working capital. Additionally, Full Potential plan charges in the nine months ended October 2, 2021 included impairment charges of $7,302, which are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Income, related to the full impairment of an indefinite-lived trademark related to a specific brand within the European Innerwear business that was excluded from the disposal group as it was not marketed for sale.
In the third quarter and nine months of 2021, the Company recorded a Full Potential plan charge of $16,000 for an action to resize its U.S. corporate office workforce through a voluntary retirement program which was reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Income and in the “Operating model” line of the restructuring and other action-related charges table above. At January 1, 2022, the accrual for employee termination and other benefits related to the Company’s 2021 voluntary retirement program was $15,688. During the quarter and nine months ended October 1, 2022, the Company approved actions to position the Company’s manufacturing network to align with revenue growth opportunities of its Full Potential plan demand trends and incurred charges of $7,170 for employee termination and other benefits for employees affected by the actions which are reflected in the “Cost of sales” line in the Condensed Consolidated Statement of Income and in the Supply chain segmentation line in the restructuring and other action-related charges table above. During the nine months ended October 1, 2022, benefit payments and other adjustments of $12,070, have been made, resulting in an ending accrual for the actions noted above of $10,788 which is included in the “Accrued liabilities” line of the Condensed Consolidated Balance Sheets at October 1, 2022.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated interim financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended January 1, 2022, which were included in our Annual Report on Form 10-K filed with the SEC. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for the full year or future periods, and our actual results may differ materially from those expressed in or implied by the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended January 1, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended July 2, 2022. In particular, statements with respect to trends associated with our business, our multi-year growth strategy (“Full Potential plan”), the impacts of the ransomware attack announced on May 31, 2022 and our future financial performance included in this MD&A include forward-looking statements.
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

In addition, in the fourth quarter of 2021, we reached the decision to divest our U.S. Sheer Hosiery business, including the L’eggs brand, as part of our strategy to streamline our portfolio under our Full Potential plan and determined that this business met held-for-sale accounting criteria. The related assets and liabilities are presented as held for sale in the Condensed Consolidated Balance Sheets at October 1, 2022 and January 1, 2022. The operations of our U.S. Sheer Hosiery business are reported in “Other” for all periods presented in Note “Business Segment Information” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q. We are currently exploring potential purchasers for this business and expect to complete the sale within the next 12 months. See Note “Assets and Liabilities Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
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
Ransomware Attack
As previously disclosed, on May 24, 2022, we identified that we had become subject to a ransomware attack and activated our incident response and business continuity plans designed to contain the incident. As part of our forensic investigation and assessment of the impact, we determined that certain of our information technology systems were affected by the ransomware attack.
Upon discovering the incident, we took a series of measures to further safeguard the integrity of our information technology systems, including working with cybersecurity experts to contain the incident and implementing business continuity plans to restore and support continued operations. These measures also included resecuring data, remediation of the malware across infected machines, rebuilding critical systems, global password reset and enhanced security monitoring. We notified appropriate law enforcement authorities as well as certain data protection regulators, and in addition to our public announcements of the incident, we began a process to provide breach notifications and regulatory filings as may be required by applicable law starting in August 2022. While the notification process continues, at this time, we believe the incident has been contained, we have restored our critical information technology systems, and manufacturing, retail and other internal operations continue. There is no ongoing operational impact on our ability to provide our products and services. We maintain insurance, including coverage for cyber-attacks, subject to certain deductibles and policy limitations, in an amount that we believe appropriate.
We are named in two lawsuits in connection with the ransomware incident. On October 7, 2022, a putative class action was filed against “Hanes Brands [sic], Inc.” alleging, among other things, negligence, negligence per se, breach of implied contract, unjust enrichment, breach of implied covenant of good faith and fair dealing, unfair business practices under the California Business and Professions Code, and violations of the California Confidentiality of Medical Information Act in connection with the ransomware incident. The litigation is entitled, Ramon v. Hanes Brands, Inc., and is pending in the United States District Court for the Central District of California. On October 13, 2022, another putative class action was filed against HanesBrands, Inc. alleging, among other things, negligence, negligence per se, breach of implied contract, invasion of privacy, and unjust enrichment in connection with the ransomware incident. The litigation is entitled, Toussaint v. HanesBrands, Inc. and is pending in the United States District Court for the Middle District of North Carolina. The lawsuits seek, among other things, monetary and injunctive relief. We are vigorously defending these matters and believes the cases are without merit. However, at this early stage in the proceedings, we are not able to determine the probability of the outcome of these matters or a range of reasonably expected losses, if any.
During the quarter and nine months ended October 1, 2022, we incurred costs of approximately $1 million and $16 million, net of expected insurance recoveries, respectively, related to the ransomware attack. The costs, net of expected insurance recoveries, incurred during the quarter ended October 1, 2022 related primarily to information technology and legal fees and are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Income. The costs incurred during the nine months ended October 1, 2022 included $14 million related primarily to supply chain disruptions, which are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Income and $2 million, net of expected insurance recoveries, related primarily to information technology, legal and consulting fees, which are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Income. The ransomware attack also negatively impacted our ability to order materials, make and ship orders, and process payments during the second quarter ended July 2, 2022, resulting in estimated lost sales of approximately $100 million. We continue to assess the security event and cannot determine, at this time, the full extent of the impact from such event on our business, results of operations or financial condition or whether such impact will ultimately have a material adverse effect.

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
The COVID-19 pandemic has impacted our business operations and financial results, as described in more detail under “Condensed Consolidated Results of Operations - Third Quarter Ended October 1, 2022 Compared with Third Quarter Ended October 2, 2021” and “Condensed Consolidated Results of Operations - Nine Months Ended October 1, 2022 Compared with Nine Months Ended October 2, 2021” below, primarily through reduced traffic and closures of Company-operated and third-party retail locations in certain markets, global supply chain disruptions and higher levels of inflation due to factory disruptions, port congestion, transportation delays as well as labor and container shortages which resulted in higher operating costs. These global supply chain disruptions have delayed and are expected to continue to delay inventory orders and, in turn, deliveries to our wholesale customers and availability in our Company-operated stores and e-commerce sites. Supply chain disruptions resulted in the inability to fulfill certain customer orders which negatively impacted our net revenues. We anticipate these supply chain disruptions could impact our sales volumes in future periods. We have also incurred higher distribution costs including freight and labor costs to mitigate these delays. We continue to monitor these delays and other potential disruptions in our supply chain and will implement mitigation plans as needed. The future impact of the COVID-19 pandemic, supply chain disruptions and inflation remain highly uncertain, and our business and results of operations, including our net revenues, earnings and cash flows, could continue to be adversely impacted.
Outlook for 2022
We estimate our 2022 guidance as follows:
•Net sales of approximately $6.16 billion to $6.21 billion, net of approximately $196 million of unfavorable foreign currency exchange impact;
•Operating profit of approximately $512 million to $542 million, net of approximately $26 million of unfavorable foreign currency exchange impact;
•Full Potential plan-related charges of approximately $55 million included in operating profit;
•Interest expense and other expenses of approximately $167 million combined;
•An effective tax rate from continuing operations of approximately 17%;
•Diluted earnings per share from continuing operations of approximately $0.82 to $0.89;
•Cash flow from operating activities to be a use of approximately $400; and
•Capital investments of approximately $140 million, including capital expenditures of $90 million within investing cash flow activities and cloud computing assets of $50 million within operating cash flow activities.
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
Key Financial Results from the Third Quarter Ended October 1, 2022
Key financial results are as follows:
•Total net sales in the third quarter of 2022 were $1.67 billion, compared with $1.79 billion in the same period of 2021, representing a 7% decrease.
•Operating profit decreased 40% to $141 million in the third quarter of 2022, compared with $235 million in the same period of 2021. As a percentage of sales, operating profit was 8.5% in the third quarter of 2022 compared to 13.1% in the same period of 2021.
•Diluted earnings per share from continuing operations was $0.23 and $0.50 in the third quarters of 2022 and 2021, respectively.

Condensed Consolidated Results of Operations — Third Quarter Ended October 1, 2022 Compared with Third Quarter Ended October 2, 2021

	Quarters Ended
	October 1, 2022	October 2, 2021	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,670,741	$1,789,551	$(118,810)	(6.6)%
Cost of sales	1,107,889	1,089,890	17,999	1.7
Gross profit	562,852	699,661	(136,809)	(19.6)
Selling, general and administrative expenses	421,408	465,015	(43,607)	(9.4)
Operating profit	141,444	234,646	(93,202)	(39.7)
Other expenses	3,212	1,811	1,401	77.4
Interest expense, net	41,721	40,860	861	2.1
Income from continuing operations before income tax expense	96,511	191,975	(95,464)	(49.7)
Income tax expense	16,410	15,228	1,182	7.8
Income from continuing operations	80,101	176,747	(96,646)	(54.7)
Loss from discontinued operations, net of tax	—	(24,970)	24,970	(100.0)
Net income	$80,101	$151,777	$(71,676)	(47.2)%
Net Sales
Net sales decreased 7% during the third quarter of 2022 versus the third quarter of 2021 primarily due to the following:
•Softer point-of-sale trends and higher retailer inventory levels as a result of the macroeconomic pressures;
•Ongoing COVID-related pressures on consumer traffic in certain markets in Asia; and
•The unfavorable impact from foreign currency exchange rates in our International business of approximately $59 million.
Partially offset by:
•Pricing actions taken throughout 2022.
Operating Profit
Operating profit as a percentage of net sales was 8.5% during the third quarter of 2022, representing a decrease from 13.1% in the prior year. Operating margin decreased as a result of input cost inflation, lower sales volume, manufacturing time-out costs associated with our inventory reduction actions and higher transportation costs partially offset by pricing actions and cost reductions. Included in operating profit in the third quarter of 2022 and 2021 were charges of $26 million and $29 million, respectively, related to the implementation of our Full Potential plan.
Other Highlights
Other Expenses – Other expenses increased $1 million in the third quarter of 2022 compared to the third quarter of 2021 due to higher funding fees for sales of accounts receivable to financial institutions in 2022 offset by lower pension expense in 2022.
Interest Expense – Interest expense was higher by $1 million in the third quarter of 2022 compared to the third quarter of 2021 primarily due to higher weighted average outstanding debt balances partially offset by a lower weighted average interest rate on our borrowings during the third quarter of 2022 compared to the third quarter of 2021. Our weighted average interest rate on our outstanding debt was 4.08% for the third quarter of 2022 compared to 4.12% for the third quarter of 2021.
Income Tax Expense – Our effective income tax rate was 17.0% and 7.9% for the third quarters of 2022 and 2021, respectively. The higher effective tax rate for the third quarter of 2022 was primarily due to non-recurring discrete tax charges totaling $3 million for adjustments related to prior period tax returns during the third quarter of 2022 versus discrete tax benefits of $4 million for the release of uncertain tax benefits and $5 million for adjustments related to prior period tax returns and approval of certain filings by taxing authorities during the third quarter of 2021.
In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IR Act”), which, among other things, introduces a 15% minimum tax based on adjusted financial statement income of certain large corporations with a three year average adjusted financial statement income in excess of $1 billion, a 1% excise tax on the fair market stock repurchases by covered corporations, and several tax incentives to promote clean energy. We are continuing to evaluate the IR Act and its potential impact on future periods and at this time we do not expect the IR Act to have a material impact on our consolidated financial statements.
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
Operating Results by Business Segment — Third Quarter Ended October 1, 2022 Compared with Third Quarter Ended October 2, 2021

	Net Sales
	Quarters Ended
	October 1, 2022	October 2, 2021	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$625,082	$702,617	$(77,535)	(11.0)%
Activewear	461,043	462,499	(1,456)	(0.3)
International	502,066	536,483	(34,417)	(6.4)
Other	82,550	87,952	(5,402)	(6.1)
Total	$1,670,741	$1,789,551	$(118,810)	(6.6)%

	Operating Profit and Margin
	Quarters Ended
	October 1, 2022		October 2, 2021		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$99,797	16.0%	$147,651	21.0%	$(47,854)	(32.4)%
Activewear	53,491	11.6	76,172	16.5	(22,681)	(29.8)
International	69,890	13.9	86,371	16.1	(16,481)	(19.1)
Other	4,839	5.9	11,288	12.8	(6,449)	(57.1)
Corporate	(86,573)	NM	(86,836)	NM	263	(0.3)
Total	$141,444	8.5%	$234,646	13.1%	$(93,202)	(39.7)%
Innerwear
Innerwear net sales decreased 11% compared to the third quarter of 2021 primarily due to softer point-of-sale trends and retailer inventory reductions as a result of the macroeconomic pressures partially offset by pricing actions taken and retail space gains in the first quarter of 2022.
Innerwear operating margin was 16.0%, a decrease from 21.0% in the same period a year ago. The operating margin decline resulted from input cost inflation, lower sales volume, manufacturing time-out costs associated with our inventory reduction actions and unfavorable product mix partially offset by pricing actions and cost reductions.
Activewear
Activewear net sales decreased 0.3% compared to the third quarter of 2021 due to softer point-of-sale trends and higher inventory levels at retail as a result of the macroeconomic pressures primarily related to the Champion brand. The net sales decrease was partially offset by growth in the collegiate and printwear channels and pricing actions primarily taken in the third quarter of 2022.
Activewear operating margin was 11.6%, a decrease from 16.5% in the same period a year ago. The operating margin decline resulted from higher levels of inflation, manufacturing time-out costs associated with our inventory reduction actions and unfavorable product mix partially offset by pricing actions and cost reductions.
International
Net sales in the International segment decreased 6% compared to the third quarter of 2021 due to unfavorable foreign currency exchange rates. The unfavorable impact of foreign currency exchange rates decreased net sales approximately $59 million in the third quarter of 2022. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, increased 5%. The impact of foreign currency exchange rates is calculated by applying prior period exchange rates to the current year financial results. Net sales on a constant currency basis increased as a result of Champion growth in Europe as well as innerwear growth in Australia and the Americas. The increase in net sales was partially offset by Champion declines in certain Asian markets.
International operating margin was 13.9%, a decrease from 16.1% in the same period a year ago. The decrease in operating margin primarily resulted from higher levels of inflation and input costs, which was partially offset by disciplined expense management during the quarter.
Other
Other net sales decreased primarily as a result of decreased traffic at our retail outlets in the third quarter of 2022 compared to the third quarter of 2021. Operating margin decreased due to the decrease in sales volume primarily in our retail outlets.
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
Corporate
Corporate expenses were slightly lower in the third quarter of 2022 compared to the third quarter of 2021 primarily due to lower variable compensation costs and lower restructuring and other action-related charges partially offset by increased information technology costs. Included in restructuring and other action-related charges within operating profit in the third quarter of 2022 and 2021 were $26 million and $29 million, respectively, of charges related to the implementation of our Full Potential plan. Full Potential plan charges in the third quarter of 2022 included charges related to supply chain segmentation of $13 million to position our manufacturing network to align with revenue growth opportunities of our Full Potential plan demand trends and a non-cash loss of $4 million to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting from an increase in carrying value due to changes in working capital. Full Potential plan charges in the third quarter of 2021 included a charge of $16 million for an action to resize our U.S. corporate office workforce through a voluntary retirement program.

	Quarters Ended
	October 1, 2022	October 2, 2021
	(dollars in thousands)
Restructuring and other action-related charges:
Full Potential Plan:
Professional services	$6,020	$11,283
Supply chain segmentation	13,298	—
Loss on classification of assets held for sale	4,310	—
Technology	2,622	—
Operating model	(18)	16,000
Other	219	1,813
Total included in operating profit	26,451	29,096
Discrete tax benefits	—	11,802
Tax benefit effect on actions	4,493	6,131
Total benefit included in income tax expense	4,493	17,933
Total restructuring and other action-related charges	$21,958	$11,163

Condensed Consolidated Results of Operations — Nine Months Ended October 1, 2022 Compared with Nine Months Ended October 2, 2021

	Nine Months Ended
	October 1, 2022	October 2, 2021	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$4,760,364	$5,048,891	$(288,527)	(5.7)%
Cost of sales	3,041,233	3,064,920	(23,687)	(0.8)
Gross profit	1,719,131	1,983,971	(264,840)	(13.3)
Selling, general and administrative expenses	1,259,921	1,341,809	(81,888)	(6.1)
Operating profit	459,210	642,162	(182,952)	(28.5)
Other expenses	6,088	6,227	(139)	(2.2)
Interest expense, net	107,408	127,760	(20,352)	(15.9)
Income from continuing operations before income tax expense	345,714	508,175	(162,461)	(32.0)
Income tax expense	58,775	55,161	3,614	6.6
Income from continuing operations	286,939	453,014	(166,075)	(36.7)
Income (loss) from discontinued operations, net of tax	3,965	(435,823)	439,788	(100.9)
Net income	$290,904	$17,191	$273,713	1,592.2%
Net Sales
Net sales decreased 6% during the nine months of 2022 versus the nine months of 2021 primarily due to the following:
•The impact of the ransomware attack to the business;
•Softer point-of-sale trends and higher retailer inventory levels as a result of the macroeconomic pressures;
•Global supply chain disruptions resulting in product delays;
•Ongoing COVID-related pressures on consumer traffic in certain markets in Asia; and
•The unfavorable impact from foreign currency exchange rates in our International business of approximately $127 million.
Partially offset by:
•Pricing actions taken throughout 2022; and
•Strong consumer demand in the Americas.
Operating Profit
Operating profit as a percentage of net sales was 9.6% for the nine months of 2022, representing a decrease from 12.7% in the prior year. Operating margin decreased as a result of lower sales volume, input cost inflation, impact from the ransomware attack, costs associated with our manufacturing time-out inventory reduction actions, higher transportation and distribution costs and increased Full Potential plan-related investments in brand marketing and technology partially offset by pricing actions and cost reductions. Included in operating profit in the nine months of 2022 and 2021 were charges of $38 million and $67 million, respectively, related to the implementation of our Full Potential plan.
Other Highlights
Other Expenses – Other expenses decreased slightly in the nine months of 2022 compared to the same period in 2021 due to lower pension expense partially offset by higher funding fees for sales of accounts receivable to financial institutions in 2022.
Interest Expense – Interest expense was lower by $20 million in the nine months of 2022 compared to the same period in 2021, primarily due to a lower weighted average interest rate on our borrowings partially offset by higher weighted average outstanding debt balances during the nine months of 2022. Our weighted average interest rate on our outstanding debt was 3.45% for the nine months of 2022, compared to 4.12% for the nine months of 2021.
Income Tax Expense – Our effective income tax rate was 17.0% and 10.9% for the nine months of 2022 and 2021, respectively. The higher effective tax rate for the nine months of 2022 was primarily due to non-recurring discrete tax charges of $9 million for assessments and adjustments for prior period tax returns and measurement of deferred tax liabilities during the nine months of 2022 versus non-recurring discrete tax benefits of $11 million for the release of reserves for unrecognized tax benefits and $4 million for adjustments related to prior period tax returns and approval of certain filings by taxing authorities, partially offset by a discrete charge for changes in valuation allowances of $5 million during the nine months of 2021.
In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IR Act”), which, among other things, introduces a 15% minimum tax based on adjusted financial statement income of certain large corporations with a three year average adjusted financial statement income in excess of $1 billion, a 1% excise tax on the fair market stock repurchases by covered corporations, and several tax incentives to promote clean energy. We are continuing to evaluate the IR Act and its potential impact on future periods and at this time we do not expect the IR Act to have a material impact on our consolidated financial statements.
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
Operating Results by Business Segment — Nine Months Ended October 1, 2022 Compared with Nine Months Ended October 2, 2021

	Net Sales
	Nine Months Ended
	October 1, 2022	October 2, 2021	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$1,889,807	$2,053,702	$(163,895)	(8.0)%
Activewear	1,178,380	1,230,691	(52,311)	(4.3)
International	1,436,384	1,521,667	(85,283)	(5.6)
Other	255,793	242,831	12,962	5.3
Total	$4,760,364	$5,048,891	$(288,527)	(5.7)%

	Operating Profit and Margin
	Nine Months Ended
	October 1, 2022		October 2, 2021		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$343,602	18.2%	$461,237	22.5%	$(117,635)	(25.5)%
Activewear	125,332	10.6	177,813	14.4	(52,481)	(29.5)
International	215,281	15.0	235,451	15.5	(20,170)	(8.6)
Other	9,501	3.7	22,394	9.2	(12,893)	(57.6)
Corporate	(234,506)	NM	(254,733)	NM	20,227	(7.9)
Total	$459,210	9.6%	$642,162	12.7%	$(182,952)	(28.5)%
Innerwear
Innerwear net sales decreased 8% compared to the nine months of 2021 primarily due to business disruption as a result of the ransomware attack in the second quarter of 2022, softer point-of-sale trends, retailer inventory reductions and last year’s one-time sales benefits from retailer restocking and government-stimulus spending partially offset by pricing actions taken and retail space gains in the first quarter of 2022.
Innerwear operating margin was 18.2%, a decrease from 22.5% in the same period a year ago. The operating margin decline resulted from input cost inflation, lower sales volume, manufacturing time-out costs associated with our inventory reduction actions, unfavorable product and channel mix and increased distribution costs resulting from expedited freight to service new retail space gains partially offset by pricing actions and cost reductions.
Activewear
Activewear net sales decreased 4% compared to the nine months of 2021 primarily due to softer point-of-sale trends primarily related to the Champion brand, retailer inventory levels and business disruption as a result of the ransomware attack in the second quarter of 2022. The net sales decrease was partially offset by growth in the collegiate and printwear channels and pricing actions primarily taken in the third quarter of 2022.
Activewear operating margin was 10.6%, a decrease from 14.4% in the same period a year ago. The operating margin decline resulted from lower sales volume, manufacturing time-out costs associated with our inventory reduction actions, higher levels of inflation, unfavorable product mix and increased brand marketing investments partially offset by pricing actions and cost reductions.
International
Net sales in the International segment decreased 6% compared to the nine months of 2021 due to unfavorable foreign currency exchange rates, operational challenges experienced from the ransomware attack during the second quarter of 2022, global supply chain disruptions resulting in product delays in Australia and ongoing COVID-related pressures on consumer traffic in certain markets in Asia partially offset by growth in the Americas. The unfavorable impact of foreign currency exchange rates decreased net sales approximately $127 million in the nine months of 2022. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, increased 3%. The impact of foreign currency exchange rates is calculated by applying prior period exchange rates to the current year financial results.
International operating margin was 15.0%, a decrease from 15.5% in the same period a year ago. The decrease in operating margin primarily resulted from higher levels of inflation and input costs, which was partially offset by disciplined expense management during the nine months of 2022.
Other
Other net sales increased primarily due to increased sales from our supply chain to the European Innerwear business partially offset by lower sales at our retail outlets during the nine months of 2022 compared to the nine months of 2021. We have continued certain sales from our supply chain to the European Innerwear business on a transitional basis after the sale of the business in the first quarter of 2022. These sales and the related profit are included in Other in all periods presented and have not been eliminated as intercompany transactions in consolidation for the period when the European Innerwear business was owned by us. See Note “Assets and Liabilities Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information. Operating margin decreased due to the decrease in sales volume primarily in our retail outlets.
Corporate
Corporate expenses were lower in the nine months of 2022 compared to the nine months of 2021 primarily due to lower restructuring and other action-related charges and lower variable compensation costs partially offset by increased information technology costs coupled with expenses, net of expected insurance recoveries, related to the ransomware attack which occurred during the second quarter of 2022. During the nine months ended October 1, 2022, we incurred costs of approximately $16 million, net of expected insurance recoveries, related to the ransomware attack which included $14 million related primarily to supply chain disruptions, which are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Income and $2 million, net of expected insurance recoveries, related primarily to information technology, legal and consulting fees, which are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Income. Included in restructuring and other action-related charges within operating profit in the nine months of 2022 and 2021 were $38 million and $67 million, respectively, of charges related to the implementation of our Full Potential plan. Full Potential plan charges in the nine months of 2022 included charges related to supply chain segmentation of $15 million to position our manufacturing network to align with revenue growth opportunities of our Full Potential plan demand trends and a non-cash gain of $7 million to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting from a decrease in carrying value due to changes in working capital. Full Potential plan charges in the nine months of 2021 included a charge of $16 million for an action to resize our U.S. corporate office workforce through a voluntary retirement program and impairment charges of $7 million related to the full impairment of an indefinite-lived trademark related to a specific brand within the European Innerwear business that was excluded from the disposal group.

	Nine Months Ended
	October 1, 2022	October 2, 2021
	(dollars in thousands)
Restructuring and other action-related charges:
Full Potential Plan:
Professional services	$21,014	$36,793
Supply chain segmentation	14,587	—
Technology	9,052	—
Impairment of intangible assets	—	7,302
Operating model	(1,112)	17,600
Gain on classification of assets held for sale	(6,558)	—
Other	650	5,458
Total included in operating profit	37,633	67,153
Discrete tax benefits	—	19,097
Tax benefit effect on actions	6,394	12,041
Total benefit included in income tax expense	6,394	31,138
Total restructuring and other action-related charges	$31,239	$36,015
Liquidity and Capital Resources
Cash Requirements and Trends and Uncertainties Affecting Liquidity
We rely on our cash flows generated from operations and the borrowing capacity under our credit facilities to meet the cash requirements of our business. Our primary uses of cash are payments to our employees and vendors in the normal course of business, capital expenditures, maturities of debt and related interest payments, contributions to our pension plans, regular quarterly dividend payments, income tax payments and repurchases of our stock.
Based on our current estimate of future earnings and cash flows, we believe we have sufficient cash and available borrowings to support our operations and key business strategies for at least one year from the issuance of these financial statements based on our current expectations and forecasts.
In November 2022, given the uncertain economic environment and the associated impact on future earnings, we amended the credit agreement governing our Senior Secured Credit Facility prior to any potential covenant violation in order to modify the financial covenants and to provide operating flexibility. The amendment effects changes to certain provisions and covenants under the Senior Secured Credit Facility during the period beginning with the fiscal quarter ending December 31, 2022 and continuing through the fiscal quarter ending December 30, 2023 (such period of time, the “Covenant Relief Period”), including: (a) an increase in the maximum leverage ratio from 4.50 to 1.00 to 5.25 to 1.00 for the quarter ended December 31, 2022, 5.75 to 1.00 for the quarters ending April 1, 2023 through September 30, 2023 and 5.25 to 1.00 for the quarter ending December 30, 2023 reverting back to 4.50 to 1.00 for each quarter after the Covenant Relief Period; (b) a reduction of the minimum interest coverage ratio from 3.00 to 1.00 to 2.60 to 1.00 for the quarters ending December 31, 2022 through December 30, 2023 with an increase to 2.75 to 1.00 for each quarter after the Covenant Relief Period; (c) a cap on dividend payments of $250,000 which will revert back to the current amounts after the Covenant Relief Period; (d) the addition of two new tiers to the top of the pricing grid if the maximum leverage ratio exceeds 5.00 to 1.00 and 5.50 to 1.00; and (e) the 0.50 increase in the maximum leverage ratio resulting from a material permitted acquisition is suspended through the Covenant Relief Period. In conjunction with this amendment, we will transition the Senior Secured Credit Facility from the London Interbank Offered Rate to the Secured Overnight Financing Rate with a 10 basis points credit spread adjustment already included in the Senior Secured Credit Facility. After obtaining the debt amendment, we expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements based on our current expectations and forecasts. If economic conditions worsen and our earnings and operating cash flows do not start to recover as currently estimated by management, this could impact our ability to maintain compliance with our amended financial covenants and require us to seek additional amendments to our Senior Secured Credit Facility. If we are not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, our lenders could require us to repay our outstanding debt. In that situation, we may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
Our sources of liquidity are cash generated from global operations and cash available under our Revolving Loan Facility, our accounts receivable securitization facility (the “ARS Facility”) and our other international credit facilities.

We had the following borrowing capacity and available liquidity under our credit facilities as of October 1, 2022:

	As of October 1, 2022
	Borrowing Capacity	Available Liquidity
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility(1)	$1,000,000	$560,028
Accounts Receivable Securitization Facility(2)	225,000	13,500
Other international credit facilities	61,310	36,121
Total liquidity from credit facilities	$1,286,310	$609,649
Cash and cash equivalents		253,131
Total liquidity		$862,780

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
•For the nine months ended October 1, 2022, we entered into transactions to repurchase approximately 1.6 million shares of our common stock at a total cost of $25 million including broker’s commissions. At October 1, 2022, the remaining repurchase authorization under our current share repurchase program announced on February 2, 2022 totaled approximately $575 million.
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
•We expect capital investments of approximately $140 million in 2022, including capital expenditures of $90 million within investing cash flow activities and cloud computing assets of $50 million within operating cash flow activities. For the nine months ended October 1, 2022, we invested approximately $71 million and $33 million in capital expenditures and cloud computing assets, respectively.
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

Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the nine months ended October 1, 2022 and October 2, 2021 was derived from our condensed consolidated interim financial statements.

	Nine Months Ended
	October 1, 2022	October 2, 2021
	(dollars in thousands)
Operating activities	$(491,682)	$527,376
Investing activities	(179,336)	(44,404)
Financing activities	435,248	(475,924)
Effect of changes in foreign exchange rates on cash	(71,728)	(27,207)
Change in cash and cash equivalents	(307,498)	(20,159)
Cash and cash equivalents at beginning of year	560,629	910,603
Cash and cash equivalents at end of period	$253,131	$890,444

Balances included in the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$253,131	$873,628
Cash and cash equivalents included in current assets held for sale	—	16,816
Cash and cash equivalents at end of period	$253,131	$890,444
Operating Activities
Our overall liquidity has historically been driven by our cash flow provided by operating activities, which is dependent on net income and changes in our working capital. As compared to the prior year, higher net cash used by operating activities was due to changes in working capital primarily accounts payable, accruals, inventory due to inflationary increases, softer point-of-sale trends and supply chain disruptions, and increased capital investments in our cloud computing assets partially offset by improvement in accounts receivable and lower pension plan contributions in the nine months of 2022. Net cash from operating activities includes a $40 million contribution to our U.S. pension plan made in the first quarter of 2021.
Investing Activities
The increase in cash used by investing activities in the nine months of 2022 compared to the nine months of 2021 was primarily the result of the purchase of the Champion trademark for footwear in the United States, Puerto Rico and Canada from Keds, LLC for $103 million, the sale of the European Innerwear business which resulted in an $11 million cash outflow and an increase in capital investments into our business.
Financing Activities
Net cash from financing activities increased in the nine months of 2022 primarily as a result of increased borrowings on our ARS Facility and our Revolving Loan Facility coupled with the repayment of the outstanding balance of Term Loan B in the nine months of 2021, which consisted of a required excess cash flow prepayment of $239 million and a voluntary prepayment of $61 million. Net cash from financing activities in the nine months of 2022 also included shares repurchased at a total cost of $25 million and Term Loan A scheduled payments of $19 million.
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
We believe our financing structure provides a secure base to support our operations and key business strategies. As of October 1, 2022, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness. Under the terms of our Senior Secured Credit Facility, among other financial and non-financial covenants, we are required to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio, each of which is defined in the Senior Secured Credit Facility. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility. In November 2022, given the uncertain economic environment and the associated impact on future earnings, we amended our Senior Secured Credit Facility prior to any potential covenant violation in order to modify the financial covenants and to provide operating flexibility as described in Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q. We expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements based on our current expectations and forecasts, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2022 and our Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 or other SEC filings could cause noncompliance.
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2022.
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
As previously disclosed, on May 24, 2022, we identified that we had become subject to a ransomware attack impacting certain of our information technology systems and activated our incident response and business continuity plans designed to contain the incident. See Note “Basis of Presentation – Ransomware Attack” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information. As a result of the ransomware attack, we performed additional tests of controls and manual compensating controls.
PART II

Item 1.	Legal Proceedings
Although we are subject to various claims and legal actions that occur from time to time in the ordinary course of our business, we are not party to any pending legal proceedings that we believe could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors
The risk factors that affect our business and financial results that are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 and in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended July 2, 2022. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse ultimate impact on our business, financial condition, liquidity or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
As previously disclosed on November 23, 2021, Hanesbrands Inc. (the “Company”), along with each of MFB International Holdings S.à r.l. (the “Lux Borrower”) and HBI Australia Acquisition Co. Pty Ltd (the “Australian Borrower” and, together with the Company and the Lux Borrower, the “Borrowers”), entered into the Fifth Amended and Restated Credit Agreement, dated as of November 19, 2021 (as amended from time to time, the “Credit Agreement”), with the various financial institutions and other persons from time to time party to the Credit Agreement as lenders, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent.
On November 4, 2022, the Company, along with the other Borrowers, entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment effects changes to certain provisions and covenants under the Credit Agreement during the period beginning with the fiscal quarter ending December 31, 2022 and continuing through the fiscal quarter ending December 31, 2023 (such period of time, the “Covenant Relief Period”), including: (a) increases in the maximum consolidated net total leverage ratio to (i) 5.25:1.00 through December 31, 2022, (ii) 5.75:1.00 from January 1, 2023 through September 30, 2023, and (iii) 5.25:1.00 from October 1, 2023 through December 31, 2023 and (b) reduction of the minimum consolidated net interest coverage ratio from 3.00 to 1.00 to 2.60 to 1.00. Following the Covenant Relief Period, (i) the maximum consolidated net total leverage ratio will revert to previous levels and (ii) the minimum consolidated net interest coverage ratio will be reduced from 3:00 to 1.00 to 2.75 to 1.00. In addition, during the Covenant Relief Period, the (i) applicable margin calculated based on the consolidated net total leverage ratio will be up to a maximum of (a) 2.25% for term benchmark loans, daily simple Secured Overnight Financing Rate (“SOFR”) loans and Central Bank rate loans and (b) 1.25% for alternative base rate loans; and (ii) the applicable commitment fee margin will be calculated based on consolidated net total leverage ratio will be up to a maximum of 0.35%. The Second Amendment also contains certain amendments related to the transition of the benchmark rate from London Interbank Offered Rate to SOFR.
From time to time, the financial institutions party to the Credit Agreement or their affiliates have performed, and may in the future perform, various commercial banking, investment banking and other financial advisory services for the Company and its affiliates for which they have received, and will receive, customary fees and expenses. For example, certain lenders under the Credit Agreement and/or their affiliates are parties to the Company’s accounts receivable securitization facility.

The foregoing description of the Second Amendment is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amendment, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference. Capitalized terms used herein but not otherwise defined shall have the meanings ascribed to such terms in the Second Amendment or the Credit Agreement, as applicable.

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

3.5
Amended and Restated Bylaws of Hanesbrands Inc., as amended on September 29, 2022 (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2022).

10.1
First Amendment, dated October 31, 2022, to the Fifth Amended and Restated Credit Agreement among Hanesbrands Inc., MFB International Holdings S.à r.l., HBI Australia Acquisition Co. Pty Ltd, the lenders party thereto from time to time and JPMorgan Chase Bank N.A., as the administrative agent and the collateral agent.

10.2
Second Amendment, dated November 4, 2022, to the Fifth Amended and Restated Credit Agreement among Hanesbrands Inc., MFB International Holdings S.à r.l., HBI Australia Acquisition Co. Pty Ltd, the lenders party thereto from time to time and JPMorgan Chase Bank N.A., as the administrative agent and the collateral agent.

31.1	Certification of Stephen B. Bratspies, Chief Executive Officer.

31.2	Certification of Michael P. Dastugue, Chief Financial Officer.

32.1	Section 1350 Certification of Stephen B. Bratspies, Chief Executive Officer.

32.2	Section 1350 Certification of Michael P. Dastugue, Chief Financial Officer.

101.INS XBRL	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH XBRL	Inline Taxonomy Extension Schema Document

101.CAL XBRL	Inline Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Inline Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Inline Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Inline Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

*	Management contract or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANESBRANDS INC.

By:	/s/ Michael P. Dastugue
Michael P. Dastugue Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: November 9, 2022