Form 10-K
period 2022-12-31
Hanesbrands Inc.
filed 2023-02-08
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 1, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3,566,558,174 (based on the closing price of the common stock on that date, as reported on the New York Stock Exchange and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 5% or more of the outstanding common stock are not affiliates).
As of February 3, 2023, there were 349,361,517 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference to portions of the registrant’s proxy statement for its 2023 annual meeting of stockholders.

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
Company Overview
Hanesbrands Inc. (collectively with its subsidiaries, “Hanesbrands,” “we,” “us,” “our” or the “Company”) is a socially responsible leading marketer of everyday basic innerwear and activewear apparel in the Americas, Australia, Europe and Asia under some of the world’s strongest apparel brands, including Hanes, Champion, Bonds, Maidenform, Bali, Bras N Things, Playtex, JMS/Just My Size, Gear for Sports, Wonderbra, Berlei, Comfortwash and Alternative. Our products are marketed to consumers shopping in mass merchants, mid-tier and department stores, specialty stores, e-commerce sites, as well as our own retail locations and websites.
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
In the first quarter of 2021, we announced that as part of our strategic plan, we reached the decision to exit our European Innerwear business as part of our strategy to streamline our portfolio under our Full Potential plan and determined that this business met held-for-sale and discontinued operations accounting criteria. Accordingly, we began to separately report the results of our European Innerwear business as discontinued operations. On November 4, 2021, we announced that we reached an agreement to sell this business to an affiliate of Regent, L.P. and completed the sale on March 5, 2022. Unless otherwise noted, all discussion within this Annual Report on Form 10-K, including amounts and percentages for all periods, reflect the results of our continuing operations. See Note “Assets and Liabilities Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
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
In June of 2022, we purchased the Champion trademark for footwear in the United States, Puerto Rico and Canada from Keds, LLC (“KEDS”) for $103 million. The trademark was recorded in “Trademarks and other identifiable intangibles, net” line in the Consolidated Balance Sheets and has an indefinite life. We previously licensed the Champion trademark for footwear in these locations. The purchase of the trademark was part of an agreement with KEDS settling litigation between the two parties and is another step forward in our Full Potential plan of growing the global Champion brand.

In November 2022 and in February 2023, given economic conditions and the associated impact on earnings, we amended the credit agreement governing our Senior Secured Credit Facility to modify the financial covenants in order to avoid a potential covenant violation and to provide operating flexibility as described in Note “Debt” to our consolidated financial statements and “Liquidity and Capital Resources” within Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. We expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements based on our current expectations and forecasts, however economic conditions or the occurrence of events discussed under “Risk Factors” in this Annual Report on Form 10-K or other SEC filings could impact our ability to maintain compliance or require us to seek additional amendments to the credit agreement.
Unlike most apparel companies, Hanesbrands primarily operates its own manufacturing facilities. Over 60% of the apparel units that we sell are manufactured in our own plants or those of dedicated contractors. Owning the majority of our supply chain benefits cost, scale and flexibility, as well as improves our ability to adhere to best-in-class management and environmental practices.
We take great pride in our strong reputation for ethical business practices and the success of our corporate responsibility program for community and environmental improvement. Hanesbrands earned a leadership level A- score in both the 2022 CDP Climate Change Report and the 2022 CDP Water Security Report, placing us in the top 11% and top 12%, respectively, out of the nearly 15,000 companies rated. We have received either the U.S. Environmental Protection Agency Energy Star Sustained Excellence Award or Partner of the Year Award for 13 consecutive years. We are also a recognized leader for our community-building, philanthropy and workplace practices.
In late 2020, we announced our commitment to making the world a more comfortable, livable and inclusive place by establishing new wide-ranging 2025/2030 global sustainability goals and launching a new sustainability website, www.HBISustains.com. This website is designed to increase our transparency and reporting on key metrics and is being updated yearly to track our progress against these long-term goals. We made excellent progress in 2021 and continued to do so in 2022.
We approach sustainability from a broad, holistic perspective across our three pillars of People, Planet and Product. Our efforts are also focused in areas addressed by the United Nations’ Sustainable Development Goals, such as: good health and well-being; quality education; gender equality; climate action; clean water and sanitation; affordable and clean energy; economic growth; reduced inequalities; and responsible consumption and production.
Our fiscal year ends on the Saturday closest to December 31. All references to “2022”, “2021” and “2020” relate to the 52-week fiscal year ended on December 31, 2022 and January 1, 2022, and the 53-week fiscal year ended on January 2, 2021, respectively.
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
Hanes is the largest and most widely recognized brand in our portfolio. Hanes is the number one selling apparel brand in the United States and is found in nine out of ten U.S. households. The Hanes brand covers all of our product categories, including men’s underwear, women’s panties, children’s underwear, bras, socks, T-shirts, fleece and shapewear. Hanes stands for outstanding comfort, style and value. Hanes is one of the most widely distributed brands in apparel, with a presence across mass merchandise retailers, e-commerce sites, discount stores and department stores. Through collaborations with third parties, the brand has also gained distribution with specialty retailers and high-end retail establishments. Following the successful launch of Hanes Total Support Pouch underwear platform in 2021, this year Hanes launched the Hanes Originals line of innovative products with more modern silhouettes aimed at younger consumers. Our Hanes Originals launch at select retailers in November and December in Canada and the U.S., respectively, was the first multi-category, multi-geography product introduction under our new global innovation process.
Champion is our second-largest brand. Founded in Rochester, New York in 1919, Champion has always been known for authentic American style and performance and helped pioneer some of the most important innovations in athleticwear, including reverse weave sweatshirts, mesh practice uniforms and sports bras. Champion athleticwear can be found in sporting goods retailers, e-commerce sites, department stores, college bookstores and specialty retailers, as well as in our own retail locations and our Champion.com website. In addition, Champion has collaborated with designers and other iconic brands around the world, including Hasbro Gaming, General Mills, Muhammad Ali, Sesame Street, Todd Snyder, Cobra Kai, the Beastie Boys, Disney and Stranger Things. We believe the Champion brand continues to be a powerful global growth platform for Hanesbrands.
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
In addition, we offer a variety of products under the following well-known brands: Bras N Things, JMS/Just My Size, Gear for Sports, Wonderbra, Berlei, Comfortwash and Alternative.
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
The following table summarizes our operating segments by product category:

Segment	Primary Products	Primary Brands
Innerwear	Basics, including men’s underwear, women’s panties, children’s underwear and socks and intimate apparel, such as bras and shapewear	Hanes, Maidenform, Bali, Champion, Playtex, JMS/Just My Size, Bras N Things, Polo Ralph Lauren*

Activewear	T-shirts, fleece, sport shirts, performance T-shirts and shorts, sports bras, thermals and teamwear	Champion, Hanes, Gear for Sports, Comfortwash, Alternative, JMS/Just My Size, Hanes Beefy-T

International	Activewear, men’s underwear, women’s panties, children’s underwear, intimate apparel, socks and home goods	Champion, Bonds, Sheridan, Bras N Things, Hanes, Wonderbra, Berlei, Playtex, Zorba, Sol y Oro, Rinbros, Polo Ralph Lauren*

*	Brand used under a license agreement.
Innerwear
Our Innerwear segment includes core apparel products, such as men’s underwear, women’s panties, children’s underwear, socks and intimate apparel which includes bras and shapewear, sold in the United States, under well-known brands that are trusted by consumers. We are an intimate apparel category leader in the United States with our Hanes, Maidenform, Bali, Champion, Playtex and JMS/Just My Size brands, and we are also the leading manufacturer and marketer of men’s underwear and children’s underwear in the United States under the Hanes, Champion and Polo Ralph Lauren brands. During 2022, net sales from our Innerwear segment were $2.4 billion, representing approximately 39% of total net sales.
Activewear
Our Activewear segment includes activewear products, such as T-shirts, fleece, performance apparel, sport shirts and thermals, sold in the United States. We are a leader in the activewear market through our Champion, Hanes, Gear for Sports, Comfortwash, Alternative and JMS/Just My Size brands, where we sell products such as T-shirts and fleece to both retailers and wholesalers. We license our Champion name for footwear and sports accessories. We also sell licensed logo apparel primarily in the mass retail channel and in collegiate bookstores. During 2022, net sales from our Activewear segment were $1.6 billion, representing approximately 25% of total net sales.
International
Our International segment includes innerwear, activewear and home goods products, sold outside of the United States, that are primarily marketed under the Champion, Bonds, Sheridan, Bras N Things, Hanes, Wonderbra, Berlei, Playtex, Zorba, Sol y Oro, Rinbros and Polo Ralph Lauren brands. Our Innerwear brands are market leaders across Australia and certain markets in Latin America. In Australia, we hold the number one market share in intimate apparel, and we are also the category leader in men’s underwear. During 2022, net sales from our International segment were $1.9 billion, representing approximately 31% of total net sales. Our largest international markets are Australia, Europe, Japan, Canada, China, Mexico and Latin America.
The following table summarizes our brands and product categories sold within each international region:

International Country/Region	Primary Products	Primary Brands
Australia	Basics, including men’s underwear, women’s panties, children’s underwear and socks and intimate apparel, such as bras and shapewear	Bonds, Bras N Things, Berlei
	Activewear	Champion
	Home goods	Sheridan

Europe	Activewear	Champion

Asia	Basics, including men’s underwear, women’s panties, children’s underwear and socks and intimate apparel, such as bras and shapewear	Hanes, Wonderbra, Playtex, Champion, Polo Ralph Lauren*
	Activewear	Champion

Americas (excluding the United States)	Basics, including men’s underwear, women’s panties, children’s underwear and socks and intimate apparel, such as bras and shapewear	Hanes, Wonderbra, Rinbros, Zorba, Sol y Oro
	Activewear	Champion

*	Brand used under a license agreement.
Customers and Distribution Channels
Our products are primarily distributed through our wholesale customers’ stores and websites, as well as through our own stores and websites. In 2022, approximately 69% of our total net sales were in the United States and approximately 31% were outside the United States. Our largest customer is Walmart Inc. (“Walmart”), accounting for 16% of our total net sales in 2022. As is common in the basic apparel industry, we generally do not have purchase agreements that obligate our customers to purchase our products. However, the majority of our key customer relationships have been in place for 10 years or more. Walmart is our only customer with sales that exceeded 10% of our total net sales in 2022, with substantially all Walmart sales reported within our Innerwear and Activewear segments.
Sales to mass merchants in the United States accounted for approximately 19% of our total net sales in 2022 and included all of our product categories under our Hanes, Playtex, Maidenform and JMS/Just My Size brands, as well as licensed logo apparel. Mass merchants feature high-volume, low-cost sales of basic apparel items along with a diverse variety of consumer goods products, such as grocery and drug products and other hard lines. Our largest mass merchant customer is Walmart.
Sales to mid-tier and department stores in the United States accounted for approximately 8% of our total net sales in 2022. Mid-tier stores target a higher-income consumer than mass merchants, focus more on sales of apparel items rather than other consumer goods such as grocery and drug products. We sell all of our product categories in mid-tier stores. Traditional department stores target higher-income consumers and carry more high-end, fashion conscious products than mid-tier stores or mass merchants and tend to operate in higher-income areas and commercial centers. We sell products in our intimate apparel, underwear, socks and activewear categories through department stores.
Consumer-directed sales in the United States accounted for approximately 17% of our total net sales in 2022. We sell products that span across the Innerwear and Activewear product categories in the e-commerce environment through our owned e-commerce websites and through pure play e-commerce sites. We also sell a range of our products through our retail and value-based outlet stores, as well as through the e-commerce sites of our brick-and-mortar retail customers.

Sales to other customers in the United States represented approximately 25% of our total net sales in 2022. We sell T-shirts, golf and sport shirts and fleece sweatshirts to wholesalers and third-party embellishers primarily under our Hanes, Champion and Hanes Beefy-T brands. We also sell a significant range of our underwear, activewear and socks products under the Champion brand to wholesale clubs and sporting goods stores. We sell primarily underwear products under the Hanes brands to food, drug and variety stores. We also sell licensed logo apparel in collegiate bookstores. We sell products that span across our Innerwear and Activewear segments to the United States military for sale to servicemen and servicewomen and through discount retailers.
Internationally, approximately 56% of our net sales were wholesale sales to retailers and 44% of our net sales were consumer-directed sales through our owned retail stores and e-commerce sites. For more information about our sales on a geographic basis, see Note “Geographic Area Information” to our consolidated financial statements included in this Annual Report on Form 10-K.
Manufacturing, Sourcing and Distribution
During 2022, over 60% of the apparel units we sold were from finished goods manufactured through a combination of facilities we own and operate, and facilities owned and operated by dedicated third-party contractors who perform some of the steps in the manufacturing process for us, such as dyeing, cutting and/or sewing. We sourced the remainder of our finished goods from third-party manufacturers who supply us with finished products based on our designs. In making decisions about the location of manufacturing operations and third-party sources of supply, we consider a number of factors, including labor, local operating costs, geopolitical factors, product quality, regional infrastructure, applicable quotas and duties and freight costs. We believe that our balanced approach to product supply, which relies on a combination of owned, contracted and sourced manufacturing located across different geographic regions, increases the efficiency of our operations, reduces product costs, diversifies risk and offers customers a reliable source of supply.
Finished Goods That Are Manufactured by Hanesbrands
The manufacturing process for the finished goods that we manufacture begins with raw materials we obtain from suppliers. The principal raw materials in our product categories are cotton and synthetics. Cotton and synthetic materials are typically spun into yarn by our suppliers, which is then knitted into cotton, synthetic and blended fabrics. We source all of our yarn requirements from large-scale domestic and international suppliers. To a lesser extent, we purchase fabric from several domestic and international suppliers in conjunction with our scheduled production. In addition to cotton yarn and cotton-based textiles, we use thread, narrow elastic and trim for product identification, buttons, zippers, snaps and lace. These fabrics are cut and sewn into finished products, either by us or by third-party contractors. We currently operate 30 manufacturing facilities. Most of our cutting and sewing operations are strategically located in Asia, Central America and the Caribbean Basin. Alternate sources of these materials and services are readily available.
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
Distribution
As of December 31, 2022, we distributed our products from 45 distribution centers. These facilities include 16 facilities located in the United States and 29 facilities located outside the United States, primarily in regions where we sell our products. We internally manage and operate 24 of these facilities, and we use third-party logistics providers who operate the other 21 facilities on our behalf.

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
Seasonality and Other Factors
Absent the effects of the COVID-19 pandemic, our operating results are subject to some variability due to seasonality and other factors. For instance, we have historically generated higher sales during the back-to-school and holiday shopping seasons and during periods of cooler weather, which benefits certain product categories such as fleece. Our diverse range of product offerings, however, provides some mitigation to the impact of seasonal changes in demand for certain items. Sales levels in any period are also impacted by customer decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. Media, advertising and promotion expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.
Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials that are used in our manufacturing process, such as oil-related commodities and other raw materials, including cotton, dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Disruptions to the global supply chain due to factory closures, port congestion, transportation delays as well as labor and container shortages may negatively impact product availability, revenue growth and gross margins. We will work to mitigate the impact of the global supply chain disruptions through a combination of cost savings and operating efficiencies, as well as pricing actions, which could have an adverse impact on demand.
Changes in product sales mix can impact our gross profit as the percentage of our sales attributable to higher margin products, such as intimate apparel and men’s underwear, and lower margin products, such as seasonal and replenishable activewear, fluctuate from time to time. In addition, sales attributable to higher and lower margin products within the same product category fluctuate from time to time. Our customers may change the mix of products ordered with minimal notice to us, which makes trends in product sales mix difficult to predict. However, certain changes in product sales mix are seasonal in nature, as sales of socks and fleece products generally have higher sales during the last two quarters (July to December) of each fiscal year as a result of cooler weather, back-to-school shopping and holidays, while other changes in product mix may be attributable to consumers’ preferences and discretionary spending.

Product Innovation and Marketing
A significant component of our business strategy is our strong product research and development and innovation capabilities, including the development of new and improved products, including our Tagless apparel platform, Comfort Flex Fit apparel platform, ComfortBlend fabric platform, temperature-control X-Temp fabric platform, FreshIQ advanced odor protection technology fabric platform, SmoothTec fabric technology, Cool Comfort fabric technology, DreamWire underwire technology and Reverse Weave StormShell Fleece fabric technology. More recently, we launched Comfort Flex Fit Total Support Pouch boxer briefs, offering a proprietary pouch construction, including unique breathable mesh inserts to help men feel secure, separated and supported. The Total Support Pouch platform is the subject of a number of patent registrations and pending applications. In 2022, we launched a new and improved line of the Total Support Pouch platform that incorporates our X-Temp fabric technology, and we expect the patented pouch construction will continue to play a significant role in our innovation pipeline. As noted above, we also launched an innovative line of underwear we are calling Hanes Originals – the first multi-category, multi-geography product introduction under our new global innovation process. Finally, our product research and development teams have done remarkable work to develop a proprietary absorbent layering platform, which we believe has significant opportunity for platform expansion.
Driving innovation platforms across brands and categories is a major element of our business strategy as it is designed to meet key consumer needs and leverage advertising dollars. During 2022 and 2021, our advertising and promotion expense was approximately $209 million in both years, representing 3.4% of our total net sales in 2022 compared to 3.1% of net sales in 2021. We advertise in consumer and trade publications, television and through digital initiatives including social media, online video and mobile platforms on the Internet. We also participate in cooperative advertising on a shared cost basis with major retailers in print and digital media and television.
Competition
The basic apparel market is highly competitive and rapidly evolving. Competition generally is based upon brand, comfort, fit, style and price. Our businesses face competition today from other large domestic and foreign corporations and manufacturers. In the United States, across our Innerwear and Activewear segments, we compete with Fruit of the Loom, Inc., a subsidiary of Berkshire Hathaway Inc., through its own offerings and those of its Russell Corporation and Vanity Fair Intimates offerings. Other competitors in our Innerwear segment include Victoria’s Secret & Co., Jockey International, Inc. and retailers’ private label offerings. Other competitors in our Activewear segment that we compete with both in the United States and internationally include Gap Inc., Nike, Puma, Adidas and Under Amour. We also compete with many small manufacturers across all of our business segments, including our International segment. Additionally, mass merchant retailers, department stores and other retailers, including many of our customers, market and sell basic apparel products under private labels and controlled brands that compete directly with our brands. Our competitive strengths include our strong brands with leading market positions, our industry-leading innovation, our high-volume, core products focus, our significant scale of operations, our global supply chain and our strong customer relationships. We continually strive to improve in each of these areas.
Intellectual Property
We market our products under hundreds of our own trademarks in the United States and other countries around the world, the most widely recognized of which are Hanes, Champion, Bonds, Maidenform, Bali, Sheridan, Playtex, Bras N Things, JMS/Just My Size, Gear for Sports, Wonderbra, Berlei, Comfortwash and Alternative,. Some of our products are sold under trademarks that have been licensed from third parties, such as Polo Ralph Lauren men’s underwear, and licensed apparel for a number of colleges and universities, including the University of Georgia, the University of North Carolina at Chapel Hill, the University of Texas, The Ohio State University and Wake Forest University.
Some of our trademarks are licensed to third parties, such as Champion for athletic-oriented accessories. In the United States and Canada, the Playtex trademark is owned by Playtex Marketing Corporation, of which we own a 50% interest and which grants to us a perpetual royalty-free license to the Playtex trademark on and in connection with the sale of apparel in the United States and Canada. In Europe, we license the Playtex and Wonderbra trademarks to the DIM Brands International Group for the sale of innerwear products in the European Union, the United Kingdom and a number of European countries. The DIM Brands International Group also has the right to distribute Maidenform-branded innerwear products in the European Union, the United Kingdom, and several other European countries. Outside the United States and Canada, we own the Playtex trademark and perpetually license such trademark to an unaffiliated third party for non-apparel products. We own the Berlei trademark in Australia, New Zealand, South Africa and a limited number of smaller jurisdictions. Apart from these jurisdictions, the Berlei trademark is owned by an unaffiliated third party in most major markets, including Japan, China, the United States and the European Union. Our trademarks are important to our marketing efforts and have substantial value.
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
We place high importance on product innovation and design, and a number of these innovations and designs are the subject of patents. When appropriate, we take the necessary steps to enforce our patent rights against infringement. However, we do not regard any segment of our business as being dependent upon any single patent or group of related patents. In addition, we own proprietary trade secrets, technology and know-how that we have not patented.
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
Issues such as climate change, water stress and unethical labor or human rights practices within supply chains pose risks to our business and our ability to produce our products in an ethical and sustainable manner. We assess and evaluate these risks annually as part of our Enterprise Risk Management process, which is overseen by the Audit Committee of our Board of Directors. We also have a dedicated team responsible for managing our global sustainability program. Our Chief Executive Officer is responsible for setting overall business strategy, including our commitment to sustainability. He directly oversees our Sustainability Executive Steering Committee which has ultimate management oversight of our global sustainability program and meets quarterly to assess the program’s effectiveness. To drive the program across our entire organization on a global basis, we have also put in place a Global Sustainability Consortium made up of over 45 associates from multiple countries and functional areas who are responsible for executing our global sustainability initiatives and goals.

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
We have made excellent progress against these goals, and these efforts build upon our long-standing commitment to sustainability. Hanesbrands earned a peer-leading A- score in both the 2022 CDP Climate Change Report and the 2022 CDP Water Security Report, placing us in the top 11% and top 12%, respectively, out of the nearly 15,000 companies rated. We have received either the U.S. Environmental Protection Agency Energy Star Sustained Excellence Award or Partner of the Year Award for 13 consecutive years. In late 2021, we submitted new science-based greenhouse gas goals to the Science-Based Targets Initiative which call for an additional 50% reduction in direct emissions and 30% reduction in indirect emissions by 2030. We are also members of the Fair Labor Association, and the Sustainable Apparel Coalition and we have been recognized for our socially responsible business practices by such organizations as social compliance rating group , Baptist World Aid, the United Way, Codespa, Corporate Responsibility magazine and others.
Human Capital Management
Employees and Labor Relations
As of December 31, 2022, we had approximately 51,000 employees, over 88% of whom (approximately 45,000 employees) are located outside the United States. Over 80% of our employees (approximately 41,000 employees) are employed in our large-scale supply chain facilities located primarily in Central America, the Caribbean Basin and Asia. Approximately 98% of our employees (approximately 50,000 employees) consist of full-time employees. As of December 31, 2022, five employees in the United States were covered by collective bargaining agreements. A significant portion of our employees based in foreign countries are represented by works councils or unions or are subject to trade-sponsored or governmental agreements. We believe our relationships with our employees are good.
Health and Safety
We prioritize the health and safety of our employees. We have created and implemented processes and training programs to maintain safe and healthy work environments in our offices, manufacturing facilities, distribution centers and retail stores, and we review and monitor our performance closely. During the year ended December 31, 2022, our Occupational Safety and Health Administration ("OSHA") recordable rate was 0.27, a decrease of 10% compared to the prior year. In response to the COVID-19 global pandemic, we continued our enhanced health and safety operating procedures by, among other things:
•Providing additional sanitation and enhanced ventilation;
•Requiring mandatory mask and face shield usage for certain roles and responsibilities;
•Maintaining social distancing measures;
•Utilizing protective barriers, such as sneeze guards;
•Limiting building occupancy and staggering work schedules;
•Zoning employees to segregate work teams;
•Requiring daily digital health self-assessments; and
•Rigorous contact tracing, testing and quarantining of employees when needed.
In addition, we provided enhanced employee benefits to our global workforce to ensure access to care, including onsite wellness clinics, free COVID-19 testing and mental health resources.

Diversity and Inclusion
As a global company operating in 32 countries on six continents, our employees represent different backgrounds, ethnicities, cultures, religions, genders, sexual orientations and ages. We believe these different perspectives strengthen our business and we strive to build an inclusive culture. As of December 31, 2022, our global workforce was approximately 32% male and 68% female, and of our domestic workforce, our employees were approximately 55% white, approximately 22% Black or African American, approximately 16% Hispanic, approximately 4% Asian, approximately 1% American Indian or Alaskan Native and approximately 2% two or more races or other. We believe we have made significant progress in diversity and inclusion, but we are committed to doing more. In 2021, we launched aggressive diversity goals which we strive to attain by 2025, including i) aiming for at least 25% representation of people of color, and ii) maintaining 50% women, at each case at the senior manager and above levels within our U.S. workforce. As of December 31, 2022, our representation of people of color at the senior manager and above levels within our U.S. workforce was approximately 19% (as compared to 16% in 2021), and representation of women at the senior manager and above levels within our U.S. workforce was approximately 50% (as compared to 49% in 2021).
Talent Development
Our talent strategy is focused on attracting the best talent, recognizing and rewarding their performance, and continually developing, engaging and retaining them. We regularly review succession plans and conduct annual assessments to identify talent needs, assess how we are positioned from a talent perspective, and prioritize actions to identify and develop talent. We also cultivate a learning environment that drives individual and business results by developing employees to reach their full potential. HBI University, our global learning platform, provides employees with access to thousands of e-learning courses, as well as instructor-led and virtual courses to strengthen technical skills, leadership, productivity, business acumen and soft skills. During 2022, over 80,000 micro-learning and other online courses were completed globally and over 1,000 people attended in-person or virtual learning sessions in the United States. In addition, world-class management and leadership development programs in our large manufacturing hubs in Central America, the Caribbean Basin and Asia provide the foundational skills required for key talent and rising managers in our global supply chain and develop capacities for current and future leaders of the organization.
Culture and Engagement
In order to achieve our human capital objectives, we regularly conduct employee surveys to understand the effectiveness of our employee and compensation programs and where we can improve across our company. Our latest survey completed in 2020 had a participation rate of 59% of the 9,500 employees surveyed (which is nearly double the benchmark participation rate). The survey results indicated that we excel in areas including: overall engagement, clear expectations and a link between individuals’ work and Hanesbrands’ goals and objectives, and understanding strategic goals of the organization. We are launching our 2023 employee survey shortly and look forward to the results of that survey.

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
Hackers and data thieves are increasingly sophisticated and operate large-scale and complex attacks that may include computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks and large-scale automated attacks, phishing, social engineering, hacking and other cyber-attacks. Breaches of our network or databases, or those of our third-party providers, may result in the loss of valuable business data, misappropriation of our consumers’ or employees’ personal information, or a disruption of our business, which could give rise to unwanted media attention, impair our ability to order materials, make and ship orders, and process payments, materially damage our customer relationships and reputation, and result in lost sales, fines or lawsuits.
Moreover, there are numerous laws and regulations regarding privacy and the storage, sharing, use, processing, transfer, disclosure and protection of personal data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between states within a country or between countries. Globally, new and emerging laws, such as the General Data Protection Regulation (“GDPR”) and the Network and Information Systems Directive (“NISD”) in Europe, the United Kingdom General Data Protection Regulation (“UK-GDPR”) in the United Kingdom, state laws in the U.S. on privacy, data and related technologies, such as the California Consumer Privacy Act and amendments from the California Privacy Rights Act (together, “CPRA”) create new compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. Non-compliance with these laws could result in penalties or significant legal liability. Although we take reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of a data security incident or allegations of a privacy or data protection violation. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings, and potentially significant monetary penalties, against us by governmental entities or others, damage to our reputation and credibility, and could have a negative impact on revenues and profits.

We must successfully implement our new global enterprise resource planning system and maintain and upgrade our IT systems, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.
From time to time, we expand and improve our IT systems to support our business going forward. Consequently, we are in the process of implementing, and will continue to invest in and implement, modifications and upgrades to our IT systems and procedures, including making changes to legacy systems or acquiring new systems with new functionality, and building new policies, procedures, training programs and monitoring tools.
We are engaged in the implementation of a new global enterprise resource planning system (“ERP”), which requires significant investment of human and financial resources. The ERP is designed to efficiently maintain our financial records and provide information important to the operation of our business to our management team. In implementing the ERP, we may experience significant increases to inherent costs and risks associated with changing and acquiring these systems, policies, procedures and monitoring tools, including capital expenditures, additional operating expenses, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems policies, procedures or monitoring tools into our current systems. Any significant disruption or deficiency in the design and implementation of the ERP may adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations, maintain effective disclosure controls and internal control over financial reporting or otherwise operate our business. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, difficulties with implementing new technology systems, such as ERP, delays in our timeline for planned improvements, significant system failures or our inability to successfully modify our IT systems, policies, procedures or monitoring tools to respond to changes in our business needs in the past have caused and in the future may cause disruptions in our business operations, increase data security risks, and may have a material adverse effect on our business, financial condition and results of operations.
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
Infectious disease outbreaks, such as the COVID-19 pandemic, could have a material adverse effect on our business.
Our business could be adversely affected by infectious disease outbreaks, such as the novel strain of coronavirus commonly referred to as COVID-19. COVID-19, which emerged beginning in the fourth quarter of Fiscal 2019, has spread rapidly across the globe, including throughout all major geographies in which we operate, resulting in adverse economic conditions and business disruptions, as well as significant volatility in global financial markets. Governments worldwide, and most recently in China, have periodically imposed varying degrees of preventative and protective actions, such as temporary travel bans, stay-at-home orders, and forced business closures or other operational restrictions, including reduced capacity limits and operating hours, all in an effort to reduce the spread of the virus. Such factors, among others, have resulted in a significant decline in retail traffic, tourism, and consumer spending on discretionary items.
As a result of the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closure of our stores, distribution centers, and corporate facilities, as have our wholesale customers, licensing partners, suppliers, and vendors. Collectively, these disruptions have had a material adverse impact on our business throughout the pandemic, particularly during Fiscal 2020. Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve, including the emergence of variants of the virus, such as the Delta and Omicron variants, which has and could continue to adversely affect consumer sentiment and confidence. Accordingly, we cannot predict for how long and to what extent this crisis will continue to impact our business operations or the overall global economy. Potential impacts to our business include, but are not limited to:
•our ability to successfully execute our long-term growth strategy;
•potential declines in the level of consumer purchases of discretionary items caused by higher unemployment and lower disposable income levels, inflationary pressures, travel and social gathering restrictions, work-from-home arrangements, or other factors beyond our control;
•the potential build-up of excess inventory as a result of store closures and/or lower consumer demand;
•temporary closures or other operational restrictions of our distribution centers;
•supply chain disruptions resulting from closed factories, reduced workforces, scarcity of raw materials, shipping and loading capacity constraints, and scrutiny or embargoing of goods produced in infected areas, including any related cost increases;
•our ability to attract, retain, and manage employees in the current environment, which include remote working arrangements;
•additional costs to protect the health and safety of our employees, customers, and communities, such as more frequent and thorough cleanings of our facilities and supplying personal protection equipment;
•increased vulnerability to data security or privacy breaches as a result of a substantial portion of our corporate employees continuing to work remotely;
•our ability to access capital markets and maintain compliance with covenants associated with our existing debt instruments, as well as the ability of our key customers, suppliers, and vendors to do the same with regard to their own obligations; and
•our ability to generate sufficient cash flows to support our operations, including repayment of our debt obligations as they become due, as well as to return value to our shareholders in the form of dividend payments and repurchases of our common stock.
Additional discussion related to the various risks and uncertainties described above is included elsewhere within this "Risk Factors" section of this Annual Report on Form 10-K.

The risks associated with climate change and other environmental impacts and increased focus by stakeholders on corporate responsibility issues, including those associated with climate change, could negatively affect our business and operations.
Our business is susceptible to risks associated with climate change, including through disruption to our supply chain and the productivity of our contract manufacturing, potentially impacting the production and distribution of our products and availability and pricing of raw materials. Large portions of our supply chain are located in Central America and the Caribbean, where there has been a steady surge of hurricanes in recent years. Increased frequency and intensity of weather events (such as storms and floods) due to climate change could also lead to more frequent store closures and/or lost sales as customers prioritize basic needs.
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
In 2022, our top 10 customers accounted for approximately 45% of our total net sales. Our top customer, Walmart, accounted for 16% of our total net sales in 2022. We expect that these customers will continue to represent a significant portion of our net sales in the future. Moreover, our top customers are the largest market participants in our primary distribution channels across all of our product lines. We generally do not enter into purchase agreements that obligate our customers to purchase our products, and as a result, most of our sales are made on a purchase order basis. A decision by any of our top customers to significantly decrease the volume of products purchased from us could substantially reduce revenues and may have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, if any of our customers devote less selling space to apparel products in general or our products specifically, our sales to those customers could be reduced even if we maintain our share of their apparel business.

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
We had approximately 51,000 employees worldwide as of December 31, 2022, and our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to United States or foreign employment regulations.
We had approximately 51,000 employees worldwide as of December 31, 2022, approximately 45,000 of whom were outside of the United States. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. A significant increase in minimum wage or overtime rates in countries where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our margins.
In addition, a significant number of our international employees are represented by works councils or unions or are subject to trade sponsored or governmental agreements. If there were a significant increase in the number of our employees who are members of labor organizations or become parties to collective bargaining agreements, we would become vulnerable to a strike, work stoppage or other labor action by these employees that could have an adverse effect on our business.

Financial Risks
Significant fluctuations and volatility in the price of various input costs, such as cotton and oil-related materials, utilities, freight and wages, may have a material adverse effect on our business, results of operations, financial condition and cash flows.
Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, we have recently experienced significant inflation in labor, materials and shipping costs. The cost of the materials that are used in our manufacturing process, such as oil-related commodities and other raw materials, including cotton, dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Similarly, a significant portion of our products are manufactured in other countries and declines in the value of the U.S. dollar may result in higher manufacturing costs. In addition, sudden decreases in the costs for materials may result in the cost of inventory exceeding the cost of new production, which could result in lower profitability, particularly if these decreases result in downward price pressure. If, in the future we incur volatility in the costs for materials and labor that we are unable to offset through price adjustments or improved efficiencies, or if our competitors’ unwillingness to follow our price changes results in downward price pressure, our business, results of operations, financial condition and cash flows may be adversely affected.
Our business depends on consumer purchases of discretionary items, which can be negatively impacted during an economic downturn or periods of inflation. This could materially impact our sales, profitability and financial condition.
Many of our products may be considered discretionary items for consumers. Many factors impact discretionary spending, including general economic conditions, unemployment, the availability of consumer credit and inflationary pressures and consumer confidence in future economic conditions. Global economic conditions may continue to be uncertain, particularly in light of the impacts of COVID-19, the ongoing military conflict in Ukraine, and other economic uncertainty, and the potential impacts of increasing inflation in the United States (our largest market) remain unknown, making trends in consumer discretionary spending unpredictable. Historically, consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may lead to declines in sales and slow our long-term growth expectations. Any near or long-term economic disruptions in markets where we sell our products, particularly in the United States, Asia Pacific or other key markets, may negatively impact and materially harm our sales, profitability and financial condition and our prospects for growth. In addition, we are unable to predict whether consumer preferences for discretionary items will shift and the level of consumer spending within our industry will be negatively impacted for a period of time as a result of any ongoing impacts of COVID-19, the ongoing military conflict in Ukraine and other economic uncertainty. If this were to occur, our sales and prospects for growth may be negatively impacted.
We are subject to certain risks as a result of our indebtedness.
Our indebtedness primarily includes (i) our senior secured credit facility (the “Senior Secured Credit Facility”), which includes a $1 billion revolving loan facility (the “Revolving Loan Facility”), a portion of which is available to be borrowed in Euros or Australian dollars, and a $1 billion term loan facility (the “Term Loan Facility”), (ii) our $900 million 4.625% Senior Notes due 2024 (the “4.625% Senior Notes”), (iii) our $900 million 4.875% Senior Notes due 2026 (the “4.875% Senior Notes”), (iv) our €500 million 3.5% Senior Notes due 2024 (the “3.5% Senior Notes”, and together with the 4.625% Senior Notes and the 4.875% Senior Notes, the “Senior Notes”) and (v) our accounts receivable securitization facility (the “ARS Facility”), which permits borrowings up to $225 million.
The Senior Secured Credit Facility contains restrictions that affect, and in some cases significantly limit or prohibit, among other things, our ability to borrow funds, pay dividends or make other distributions, make investments, engage in transactions with affiliates, or create liens on our assets. Covenants in the Senior Secured Credit Facility and the ARS Facility require us to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization), or leverage ratio. At our option, we may add one or more tranches of term loans or increase the commitments under the Revolving Loan Facility so long as certain conditions are satisfied, including, among others, that no default or event of default is in existence, we are in pro forma compliance with the financial covenants set forth in the Senior Secured Credit Facility and (with respect to ratio-based incremental amount) our senior secured leverage ratio is not greater than 3.50 to 1.00 on a pro forma basis after giving effect to the incurrence of such indebtedness. In addition, in November 2022 and in February 2023, the Company entered into amendments to the Senior Secured Credit Facility that effect changes to certain provisions and covenants under the Senior Secured Credit Facility during the period beginning with the fiscal quarter ended December 31, 2022 and continuing through the fiscal quarter ending March 30, 2024, or such earlier date as we may elect (such period of time, the “Covenant Relief Period”), including: (a) an increase in the maximum consolidated net total leverage ratio to 5.25 to 1.00 for the quarter ended December 31, 2022, 6.75 to 1.00 for the quarter ending April 1, 2023, 7.25 to 1.00 for the quarter ending July 1, 2023, 6.75 to 1.00 for the quarter ending September 30, 2023, 5.25 to

1.00 for the quarter ending December 30, 2023, and 5.00 to 1.00 for the quarter ending March 30, 2024, and reverting back to 4.50 to 1.00 for each quarter after the Covenant Relief Period has ended; (b) a reduction of the minimum interest coverage ratio from 3.00 to 1.00 to 2.60 to 1.00 for the quarter ended December 31, 2022 and the quarter ending April 1, 2023, 2.00 to 1.00 for the quarters ending July 1, 2023, September 30, 2023 and December 30, 2023, and 2.50 to 1.00 for the quarter ending March 30, 2024, with an increase to 2.75 to 1.00 for each quarter after the Covenant Relief Period has ended; (c) suspension of restricted payments in connection with share repurchases; (d) suspension of restricted payments pursuant to the Company's leverage ratio-based and "Available Amount" restricted payments baskets, (e) a cap on annual dividend payments of $75 million, which will revert back to the greater of (x) $350 million and (y) 8.0% of Total Tangible Assets after the Covenant Relief Period has ended; (f) suspension of the Company’s “Available Amount” basket for investments in foreign subsidiaries and other investments; (g) suspension of the 0.50 to 1.00 increase in the maximum permitted consolidated net total leverage ratio resulting from a material permitted acquisition; and (h) the addition of two new tiers to the top of the pricing grid if the maximum consolidated net total leverage ratio exceeds 5.00 to 1.00 and 5.50 to 1.00. In conjunction with the Second Amendment, we transitioned the Senior Secured Credit Facility from the London Interbank Offered Rate to the Secured Overnight Financing Rate (“SOFR”) with a 10 basis points credit spread adjustment already included in the Senior Secured Credit Facility. In addition, the Third Amendment limits the Company's ability to incur incremental secured indebtedness during the Covenant Relief Period to $1.75 billion, subject to compliance with the financial covenants.
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
The lenders under the Senior Secured Credit Facility have received a pledge of substantially all of our existing and future direct and indirect U.S. subsidiaries and certain foreign subsidiaries, with certain customary or agreed-upon exceptions for certain subsidiaries. Additionally, these lenders generally have a lien on substantially all of our assets and the assets of our U.S. subsidiaries and certain other foreign subsidiaries, with certain exceptions. The financial institutions that are party to the ARS Facility have a lien on certain of our domestic accounts receivable. As a result of these pledges and liens, if we fail to meet our payment or other obligations under the Senior Secured Credit Facility, the lenders under that facility will be entitled to foreclose on substantially all of our assets and, at their option, liquidate these assets, and if we fail to meet our repayment or other obligations under the ARS Facility, the secured parties under that facility will be entitled to take control of our accounts receivable pledged to them and all collections on those receivables, and direct our obligors to make payment on such receivables directly to the secured parties, which in each case would adversely impact the operations of our business.
Borrowings under our Senior Secured Credit Facility bear interest at a variable rate based on, at our option, either the SOFR or an alternative base rate (both as defined in the Senior Secured Credit Facility), or the appropriate benchmark for non-U.S. dollar borrowings, plus, in each case, an applicable margin.
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
A significant percentage of our total revenues (approximately 31% in 2022) is derived from markets outside the United States. We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase many of our raw materials, pay a portion of our wages and make other payments to participants in our supply chain in foreign currencies. As a result, when the U.S. dollar weakens against any of these currencies, our cost of sales could increase substantially. Outside the United States, we may pay for materials or finished products in U.S. dollars, and in some cases a strengthening of the U.S. dollar could effectively increase our costs where we use foreign currency to purchase the U.S. dollars we need to make such payments. Changes in foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows. We are also exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of operating results and financial position of our foreign subsidiaries.
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
As of December 31, 2022, we had approximately $1.1 billion of goodwill and $1.3 billion of trademarks and other identifiable intangible assets on our balance sheet, which together represent 36% of our total assets. No impairment was identified in 2022. Changes in the future outlook of a business unit could result in an impairment loss, which could have a material adverse effect on our results of operations and financial condition.
Market returns could have a negative impact on the return on plan assets for our pension, which may require significant funding.
The plan assets of our pension plans, which had a loss of approximately 10% during 2022 and a return of approximately 8% during 2021, are invested mainly in domestic and international equities, bonds, hedge funds and real estate. We are unable to predict the variations in asset values or the severity or duration of any disruptions in the financial markets or adverse economic conditions in the United States, Europe and Asia. The funded status of these plans, and the related cost reflected in our consolidated financial statements, are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006 (the “Pension Protection Act”), losses of asset values may necessitate increased funding of the plans in the future to meet minimum federal government requirements. Under the Pension Protection Act funding rules, our U.S. qualified pension plans are approximately 96% funded as of December 1, 2022. Any downward pressure on the asset values of these plans may require us to fund obligations earlier than we had originally planned, which would increase our pension expense and have a negative impact on cash flows from operations.
Our profitability may decline or our growth may be negatively impacted as a result of increasing pressure on pricing.
Our industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may cause us to reduce our prices to retailers and consumers or engage in more promotional activity than we anticipate, which could negatively impact our margins and cause our profitability to decline if we are unable to offset price reductions with comparable reductions in our operating costs. Ongoing and sustained promotional activities could negatively impact our brand image. On the other hand, if we are unwilling to engage in promotional activity on a scale similar to that of our competitors, for instance, to protect our premium brand positioning, and unable to simultaneously offset declining promotional activity with increased sales at premium price points, our ability to achieve short-term growth targets may be negatively impacted, which could have a material adverse effect on our results of operations, financial condition and the price of our stock.

We may be adversely impacted by the failure to successfully execute acquisitions and divestitures and integrate acquired operations.
From time to time, and as permitted by the requirements of the agreements governing our indebtedness, we may engage in or seek to engage in strategic transactions such as acquisitions or divestitures. The success of any acquisition or divestiture depends on the Company’s ability to identify opportunities that help the Company meet its strategic objectives, consummate a transaction on favorable contractual terms, and achieve expected returns and other financial or operational benefits.
Acquisitions require us to integrate efficiently the acquired business or businesses, which involves a significant degree of difficulty and risk, including the following:
•integrating the operations and business cultures of the acquired businesses while carrying on the ongoing operations of the businesses we operated prior to the acquisitions;
•managing a larger company than before consummation of the acquisitions;
•the possibility of faulty assumptions underlying our expectations regarding the prospects of the acquired businesses;
•coordinating a greater number of diverse businesses and businesses located in a greater number of geographic locations;
•attracting and retaining the necessary personnel associated with the acquisitions;
•creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters; and
•expectations about the performance of acquired trademarks and brands and the fair value of such trademarks and brands.
Divestitures present unique financial and operational risks, including diverting management attention from the existing core business, separating personnel and financial data and other systems, impairments, and adversely affecting existing business relationships with suppliers and customers.
In addition, the process of completing any acquisitions or divestitures may be time-consuming and involve significant costs and expenses, which may be significantly higher than what we anticipate and may not yield a benefit if the transactions are not completed successfully, and executing these transactions may require significant time and attention from our senior management and employees. In situations where acquisitions or divestitures are not successfully implemented or completed, or the expected benefits of such acquisitions or divestitures are not otherwise realized, the Company’s business or financial results could be negatively impacted.
Legal, Tax, Compliance, Reputational and Other Risks
Our operations in international markets, and our earnings in those markets, may be affected by legal, regulatory, political and economic risks.
During 2022, net sales from our International segment were $1.9 billion, representing approximately 31% of total net sales. In addition, a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, unexpected changes in tariffs, taxes or regulatory requirements, and political unrest and corruption.
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
Our effective tax rate could be volatile and materially change as a result of the adoption of new tax legislation and other factors including mix of earnings in countries with lower or higher effective tax rates.
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
The Organization for Economic Co-operation and Development (the “OECD”), an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles, including a global minimum tax initiative. On December 12, 2022 the European Union member states agreed to implement the OECD’s Pillar 2 global corporate minimum tax rate of 15% on companies with revenues of at least $790 million, which would go into effect in 2024. Other countries including the United Kingdom, Switzerland, Canada and Australia are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The company will continue to monitor the developing laws.
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
Our balance sheet includes a significant amount of deferred taxes. Changes in our effective tax rate or tax liability may adversely affect our operating results.
Significant gross deferred tax assets exist on our books and have been reduced by a valuation allowance. Deferred tax assets relate to temporary differences (differences between the assets and liabilities in the consolidated financial statements and the assets and liabilities in the calculation of taxable income) including net operating losses. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits associated with the deferred tax assets will not be realized. Changes in existing valuation allowances and changes in effective tax rates and the assumptions and estimates we have made in jurisdictions with no valuation allowance, as well as our ability to generate sufficient future taxable income in certain jurisdictions, could materially affect our tax obligations or effective tax rate, which could negatively affect our financial condition and results of operations. See Note “Income Taxes” to our consolidated financial statements included in this Annual Report on Form 10-K regarding deferred tax assets and associated valuation allowances recorded in 2022.
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
General Risk Factors
There can be no assurance that we will choose to declare or be able to declare cash dividends in the future.
Our Board of Directors has recently eliminated its prior dividend policy pursuant to which we have historically paid a cash dividend on our common stock on a quarterly basis in order to direct free cash flow toward reducing our debt. The declaration and payment of any dividend in the future will be subject to the approval of our Board of Directors and our dividend may thereafter be discontinued or reduced at any time. Our Board of Directors regularly evaluates our capital allocation strategy and dividend policy, and any future determination to continue to pay dividends, and the amount of such dividends, will be at the discretion of our Board of Directors. Our ability to pay cash dividends is also limited by restrictions or limitations on our ability to obtain sufficient funds through dividends from subsidiaries, as well as by contractual restrictions, including the requirements of the agreements governing our indebtedness. There can be no assurance that we will declare cash dividends in the future in any particular amounts, or at all.

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

Name	Age	Positions
Stephen B. Bratspies	55	Chief Executive Officer
Michael P. Dastugue(1)	58	Chief Financial Officer
M. Scott Lewis	52	SVP, Chief Accounting Officer and Controller
Joseph W. Cavaliere	60	President, Innerwear - Global
Vanessa LeFebvre	45	President, Activewear - Global
Michael E. Faircloth	57	EVP, Supply Chain - Global
Tracy M. Preston	56	EVP, Chief Legal and Compliance Officer & Corporate Secretary
Kristin L. Oliver	50	EVP, Chief Human Resources Officer
Scott A. Pleiman	52	EVP, Chief Strategy and Transformation Officer

(1)As previously disclosed, Mr. Dastugue will resign as Chief Financial Officer of the Company effective February 28, 2023. Mr. Lewis has been appointed as Interim Chief Financial Officer and principal financial officer of the Company effective March 1, 2023. Mr. Lewis will also continue to serve as Chief Accounting Officer and Controller and principal accounting officer of the Company.
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
M. Scott Lewis has served as our SVP. Chief Accounting Officer and Controller since 2015 and served as our Interim Chief Financial Officer from January 2020 to May 2021. Mr. Lewis joined the Company in 2006 as Director, External Reporting and was promoted in 2011 to Vice President, External Reporting, promoted in 2013 to Vice President, Financial Reporting and Accounting, and promoted in December 2013 to Vice President, Tax. Prior to joining the Company, Mr. Lewis served as senior manager with the accounting, audit and tax consulting firm KPMG.
Joseph W. Cavaliere has served as our President, Innerwear - Global since February 2021. Mr. Cavaliere joined the Company from C&S Wholesale Grocers, a wholesale grocery supply company, where he was President and General Manager of the company’s retail chain division during 2020 and Chief Commercial Officer from 2018 to 2020. Prior to C&S Wholesale Grocers, he served as President and Transformation Lead at Newell Brands Inc., a global consumer products company, from 2017 to 2018 and as President and Chief Customer Officer from 2012 to 2017. Before that, Mr. Cavaliere was Executive Vice President of Customer Development at Unilever PLC, a multinational consumer goods company from 2008 to 2012 and was Senior Vice President from 2005 to 2008. He also served as Executive Vice President of Sales at Kraft Foods from 2002 to 2005, and held a number of other leadership positions in more than 20 years with the company.
Vanessa LeFebvre has served as our President, Activewear - Global since August 2022. Prior to joining the Company, she served as the Senior Vice President, commercial, North America at Adidas, a multinational sporting goods and apparel company. In 2019, Ms. LeFebvre was the President of Lord and Taylor department stores. Before that, Ms. LeFebvre was Vice President of Women’s Buying at Stitch Fix from 2017 to 2019. Earlier in her career Ms. LeFebvre held senior leadership roles at Macy’s, including being the founder of Macy’s Backstage, from 2012 to 2017, Daffy’s from 2011 to 2012 and T.J. Maxx from 2009 to 2011, in addition to various roles at Lord and Taylor from 1999 to 2009.
Michael E. Faircloth has served as our EVP, Supply Chain - Global since 2019. He has served in a variety of roles with the Company, including as our Group President, Global Operations, American Casualwear and E-Commerce from 2019 to 2020, as our Group President, Global Supply Chain, Information Technology and E-Commerce from 2018 to 2019, as our President, Chief Global Supply Chain and Information Technology Officer from 2014 to 2017 and as our Chief Global Operations Officer (a position previously known as President, Chief Global Supply Chain Officer) from 2010 to 2014. Prior to his appointment as Chief Global Operations Officer, Mr. Faircloth served as our Senior Vice President, Supply Chain Support from 2009 to 2010, as our Vice President, Supply Chain Support from March 2009 to September 2009 and as our Vice President of Engineering & Quality from 2006 to 2009. Prior to the completion of the Company’s spin off from Sara Lee Corporation (“Sara Lee”), Mr. Faircloth served as Vice President, Industrialization of Sara Lee.
Tracy M. Preston has served as our EVP, Chief Legal and Compliance Officer & Corporate Secretary since March 2021. Ms. Preston joined the Company from The Neiman Marcus Group, where she was Executive Vice President, Chief Legal Officer, Corporate Secretary and Chief Compliance Officer. Prior to joining Neiman Marcus in 2013, Preston worked for Levi Strauss & Co., where she held a number of senior legal positions, including Chief Counsel, Global Supply Chain; Chief Compliance Officer; and Chief Counsel, Global Human Resources and Litigation. Earlier in her career, Ms. Preston was a partner at Orrick Herrington and Sutcliffe, an international law firm founded in San Francisco.
Kristin L. Oliver has served as our EVP, Chief Human Resources Officer since September 2020. From 2018 to 2020, Ms. Oliver served as Senior Vice President and Chief Human Resources Officer at Walgreens, a retail pharmacy leader and a division of Walgreens Boots Alliance, Inc. From 2016 to 2018, she served as Executive Vice President and Chief Human Resources Officer at Chico’s FAS, Inc., a publicly traded women’s clothing and accessories retailer. Previously in her career, Ms. Oliver served in various roles at Walmart, including as Executive Vice President, Walmart US, People division from 2013 to 2015, Senior Vice President and head of Human Resources, International Division from 2010 to 2012, Vice President and Division General Counsel, Employment from 2008 to 2010 and Associate General Counsel from 2004 to 2009.
Scott A. Pleiman has served as our EVP, Chief Strategy and Transformation Officer since January 2023. Mr. Pleiman joined the Company from Boston Consulting Group, where he was a senior advisor regarding strategy and transformation, specializing in retail and consumer products industries. Prior to joining Boston Consulting Group, Mr. Pleiman held a number of senior leadership positions at Walmart Stores, Inc., including Executive Vice President, Merchandising Operations from 2017 to 2021, Senior Vice President, Merchandising – Pricing, Planning & Modular Development from 2015 to 2017, Senior Vice President, Finance & Strategy from 2009 to 2015, Vice President, Merchandising Finance and Business Strategy Walmart U.S. from 2007 to 2009, and Vice President, Business Strategy Walmart U.S. from 2005 to 2007. Earlier in his career, Mr.

Pleiman held strategic consulting roles with Cap Gemini (formerly Ernst & Young Consulting Services), and accounting roles at Ernst & Young Audit and Advisory Business Services.

Item 2.	Properties
We own and lease properties supporting our administrative, manufacturing, distribution and direct retail activities. As of December 31, 2022, we owned and leased properties in 28 countries, including 30 manufacturing facilities and 45 distribution centers, as well as office facilities. The leases for these properties expire between 2023 and 2057, with the exception of some seasonal warehouses that we lease on a month-by-month basis. As of December 31, 2022, we also operated 195 retail and direct outlet stores in the United States and the Commonwealth of Puerto Rico and 637 retail and outlet stores internationally, most of which are leased. We believe that our facilities, as well as equipment, are in good condition and meet our current business needs.
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
Our products are manufactured through a combination of facilities we own and operate and facilities owned and operated by third-party contractors who perform some of the steps in the manufacturing process for us, such as cutting and/or sewing. We source the remainder of our finished goods from third-party manufacturers who supply us with finished products based on our designs. Our largest manufacturing facilities include an approximately 1.1 million square-foot owned facility located in San Juan Opico, El Salvador and an approximately 600,000 square-foot owned facility located in Bonao, Dominican Republic. We distribute our products from 45 distribution centers. These distribution centers include 16 facilities located in the United States and 29 facilities located outside the United States in regions where we manufacture and sell our products. Our largest distribution facilities include an approximately 1.3 million square-foot leased facility located in Perris, California, an approximately 900,000 square-foot leased facility located in Rural Hall, North Carolina and an approximately 700,000 square-foot owned facility located in Martinsville, Virginia.
The following table summarizes the properties primarily used by our segments as of December 31, 2022:

	Owned Square Feet	Leased Square Feet	Total
Properties by Segment(1)
Innerwear	2,091,704	5,319,520	7,411,224
Activewear	2,458,519	3,563,252	6,021,771
International	284,756	3,724,377	4,009,133
Other	303,445	947,240	1,250,685
Totals	5,138,424	13,554,389	18,692,813

(1)Excludes vacant land, facilities under construction, facilities not yet in operation or leases not yet commenced, facilities no longer in operation intended for disposal, apartments/residences, sourcing offices not associated with a particular segment, and office buildings housing corporate functions.

Item 3.	Legal Proceedings
We are named in two pending lawsuits in connection with our previously disclosed ransomware incident. On October 7, 2022, a putative class action was filed against “Hanes Brands [sic], Inc.” alleging, among other things, negligence, negligence per se, breach of implied contract, unjust enrichment, breach of implied covenant of good faith and fair dealing, unfair business practices under the California Business and Professions Code, and violations of the California Confidentiality of Medical Information Act in connection with the ransomware incident. The litigation is entitled, Roman v. Hanes Brands [sic], Inc., and is pending in the United States District Court for the Central District of California. Plaintiff Roman also subsequently filed a second putative class action with regard to the ransomware incident in the United States District Court for the Middle District of North Carolina on January 16, 2023, entitled Roman v. Hanesbrands,[sic] Inc., which was voluntarily dismissed without prejudice on January 20, 2023. On October 13, 2022, another putative class action was filed against HanesBrands Inc. alleging, among other things, negligence, negligence per se, breach of implied contract, invasion of privacy, and unjust enrichment in connection with the ransomware incident. The litigation is entitled, Toussaint v. HanesBrands,[sic] Inc. and is pending in the United States District Court for the Middle District of North Carolina. The pending lawsuits seek, among other things, monetary and injunctive relief. We are vigorously defending these matters and believe the cases are without merit. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations. However, at this early stage in the proceedings, we are not able to determine the probability of the outcome of these matters or a range of reasonably expected losses, if any. We maintain insurance, including coverage for cyber-attacks, subject to certain deductibles and policy limitations, in an amount that we believes appropriate.
We are also subject to various claims and legal actions that occur from time to time in the ordinary course of our business. However, we are not party to any pending legal proceedings, including the pending lawsuits in connection with the previously disclosed ransomware incident described above, that we believe could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for our Common Stock
Our common stock currently is traded on the New York Stock Exchange, or the “NYSE,” under the symbol “HBI.” We have not made any unregistered sales of our equity securities.
Holders of Record
On February 3, 2023, there were 13,118 holders of record of our common stock.
Issuer Repurchases of Equity Securities
On February 2, 2022, the Company’s Board of Directors approved a new share repurchase program for up to $600 million of shares to be repurchased in open market transactions or privately negotiated transactions, subject to market conditions, legal requirements and other factors. The new program replaced the Company’s previous share repurchase program for up to 40 million shares that was originally approved on February 6, 2020. During the year ended December 31, 2022, we entered into transactions to repurchase 2 million shares under the new share repurchase program at a weighted average repurchase price of $15.84 per share for a total cost of $25 million (none of which were purchased in the fourth quarter of 2022). At December 31, 2022, the remaining repurchase authorization under the current share repurchase program totaled $575 million.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the comparable cumulative return of the S&P 500 Index, S&P MidCap 400 Index, and the S&P 1500 Apparel, Accessories & Luxury Goods Index. The graph assumes that $100 was invested in our common stock and each index on December 30, 2017. In December 2021, the Company was moved from the S&P 500 to the S&P MidCap 400, as a result of which, the broad equity market index used in the Stock Performance Graph going forward is expected to be the S&P MidCap 400. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/30/17
12/29/18
12/28/19
01/02/21
01/01/22
12/31/22
Hanesbrands Inc.
S&P MidCap 400 Index
S&P 500 Index
S&P 1500 Apparel, Accessories & Luxury Goods Index

Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of December 31, 2022:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (1)
	(amounts in thousands, except per share data)
Plan Category
Equity compensation plans approved by security holders	4,753	$0.90	20,057
Equity compensation plans not approved by security holders	—	—	—
Total	4,753	$0.90	20,057

(1)The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 14,033 shares available under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) and 6,024 shares available under the Hanesbrands Inc. Employee Stock Purchase Plan of 2006.
(2)As of December 31, 2022, we had 250 outstanding options, warrants and rights that could be exercised for consideration. The weighted average exercise price of outstanding options, warrants and rights excluding those that can be exercised for no consideration is $17.18.

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
This MD&A is a supplement to our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K and is provided to enhance your understanding of our results of operations and financial condition. It generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this MD&A can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022. Our MD&A is organized as follows:
•Overview. This section provides a general description of our Company and operating segments, business and industry trends, our key business strategies and background information on other matters discussed in this MD&A.
•2022 Key Financial Results. This section discusses some of the key financial results of our performance and activities during 2022.
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
•Recently Issued Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting pronouncements that were adopted during 2022 and that we will be required to adopt in a future period.

Overview
Our Company
Hanesbrands Inc. is a socially responsible leading marketer of everyday basic innerwear and activewear apparel in the Americas, Australia, Europe and Asia under some of the world’s strongest apparel brands, including Hanes, Champion, Bonds, Maidenform, Bali, Playtex, Bras N Things, JMS/Just My Size, Gear for Sports, Wonderbra, Berlei, Comfortwash and Alternative. We design, manufacture, source and sell a broad range of basic apparel such as T-shirts, bras, panties, shapewear, underwear, socks and activewear produced in our low-cost global supply chain. Our brands hold either the number one or number two market position by units sold in many of the product categories and geographies in which we compete.
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
•International primarily includes sales of our innerwear and activewear products, including PPE in 2020, outside the United States, primarily in Australia, Europe, Asia, Latin America and Canada.
Impact of COVID-19 and Supply Chain Disruptions on Our Business
The COVID-19 pandemic has impacted our business operations and financial results, as described in more detail under “Consolidated Results of Operations - Year Ended December 31, 2022 (“2022”) Compared with Year Ended January 1, 2022 (“2021”)” and “Consolidated Results of Operations - Year Ended January 1, 2022 (“2021”) Compared with Year Ended January 2, 2021 (“2020”)” below, primarily through reduced traffic and closures of Company-operated and third-party retail locations in certain markets, global supply chain disruptions and higher levels of inflation due to factory disruptions, port congestion, transportation delays as well as labor and container shortages, which resulted in higher operating costs causing pressure on our gross and operating profit in 2022. At the height of the global supply chain disruptions in 2022, we experienced delayed inventory orders which, in turn, resulted in the inability to fulfill certain customer orders and decreased product availability in our Company-owned stores and e-commerce sites which negatively impacted our net revenues and increased net inventory levels. We took aggressive measures in 2022 to focus on reducing inventory units, including manufacturing time-out costs. While total net inventory levels remain above 2021, inventory units decreased by 6% at the end of 2022 compared to 2021. We expect gross and operating margin pressure to continue in the first half of fiscal 2023 as we sell through the remainder of our higher-cost inventory. We expect gross and operating margin pressure to ease in the second half of 2023 as lower cost inventory currently being produced is sold and we anniversary the manufacturing time-out costs related to our inventory reduction initiatives in 2022. The future impact of the COVID-19 pandemic, supply chain disruptions and inflation remain highly uncertain, and our business and results of operations, including our net revenues, earnings and cash flows, could continue to be adversely impacted. See related risk factors in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.
Outlook for 2023
We estimate our 2023 guidance as follows:
•Net sales of approximately $6.05 billion to $6.20 billion, net of approximately $42 million of unfavorable foreign exchange impact;
•Operating profit of approximately $446 million to $496 million, net of approximately $6 million of unfavorable foreign exchange impact;
•Restructuring and other action-related charges totaling $60 million including Full Potential plan-related charges of approximately $54 million included in operating profit and refinancing charges of $6 million included in other expenses;
•Interest expense and other expenses of approximately $306 million combined;
•Tax expense from continuing operations of approximately $90 million to $100 million;
•Diluted earnings per share from continuing operations of approximately $0.14 to $0.25;
•Cash flow from operating activities of approximately $500 million; and
•Capital investments of approximately $150 million, including capital expenditures of $70 million within investing cash flow activities and cloud computing assets of $80 million within operating cash flow activities.
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
Our costs for cotton yarn, cotton-based textiles and cotton-based products sourced from third-party suppliers vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, the impacts of climate change, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary yarn suppliers in an attempt to protect our business from the volatility of the market price of cotton. Under our agreements with these suppliers, we have the ability to periodically fix the cotton cost component of our yarn purchases. When we elect to fix the cotton cost component under these agreements, interim fluctuations in the price of cotton do not impact the price we pay for the specified volume of yarn. The yarn suppliers bear the risk of cotton fluctuations for the yarn volume specified and it is their responsibility to procure the cotton at the agreed upon pricing through arrangements they make with their cotton suppliers. However, our business can be affected by dramatic movements in cotton prices. The cost of cotton used in our products, which includes the cost of cotton used in goods manufactured by us, as well as the cotton content in yarn, textiles and turnkey products we purchase from third-party suppliers, as a percentage of our cost of sales was in the high single digits in 2022. Costs incurred today for materials and labor, including cotton, typically do not impact our results until the inventory is sold approximately six to nine months later.
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
In 2022, our top 10 customers accounted for approximately 45% of our total net sales. Our top customer, Walmart, accounted for 16% of our total net sales in 2022. The increasing bargaining power of retailers can create pricing pressures as our customers grow larger and seek greater concessions in their purchase of our products, while also demanding exclusivity with respect to some of our products. To counteract these effects, it has become increasingly important to leverage our national brands through investment in our largest and strongest brands as our customers strive to maximize their performance especially in today’s challenging retail economic environment. Brands are important in our core categories to drive traffic and project the quality and value our customers demand.
Consumers are increasingly embracing shopping online through e-commerce platforms. As a result, an increasing portion of our revenue across all channels is being generated online through e-commerce platforms. We are continuing to develop and expand our omnichannel capabilities to allow a consumer to use more than one channel when making a purchase, including in-store, at one of our retail or outlet stores or those of our retail partners, online or with a mobile device, through one of our branded websites, the website of one of our retail partners, or an online retailer. In addition to broadening our assortment of product offerings across all online channels, we are also increasing the proportion of our media budget dedicated to digital marketing.
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
In the first quarter of 2021, we announced that we reached the decision to exit our European Innerwear business as part of our strategy to streamline our portfolio under our Full Potential plan and determined that this business met held-for-sale and discontinued operations accounting criteria. Accordingly, we began to separately report the results of our European Innerwear business as discontinued operations in our Consolidated Statements of Income, and to present the related assets and liabilities as held for sale in the Consolidated Balance Sheets. See Note “Assets and Liabilities Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. On November 4, 2021, we announced that we reached an agreement to sell this business to an affiliate of Regent, L.P., and completed the sale on March 5, 2022. Under the agreement, the purchaser received all the assets and operating liabilities of the European Innerwear business. See Note “Assets and Liabilities Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
In addition, in the fourth quarter of 2021, we reached the decision to divest our U.S. Sheer Hosiery business, including the L’eggs brand, as part of our strategy to streamline our portfolio under our Full Potential plan and determined that this business met held-for-sale accounting criteria. The related assets and liabilities are presented as held for sale in the Consolidated Balance Sheets at December 31, 2022 and January 1, 2022. The operations of our U.S. Sheer Hosiery business are reported in “Other” for all periods presented in Note “Business Segment Information” to our consolidated financial statements included in this Annual Report on Form 10-K. We are currently exploring potential purchasers for this business and expect to complete the sale within the next 12 months. See Note “Assets and Liabilities Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
In June of 2022, we purchased the Champion trademark for footwear in the United States, Puerto Rico and Canada from Keds, LLC (“KEDS”) for $103 million. The trademark was recorded in “Trademarks and other identifiable intangibles, net” line in the Consolidated Balance Sheets and has an indefinite life. We previously licensed the Champion trademark for footwear in these locations. The purchase of the trademark was part of an agreement with KEDS settling litigation between the two parties and is another step forward in our Full Potential plan of growing the global Champion brand.
We seek to generate strong cash flow through effectively optimizing our capital structure and managing working capital levels. We recently shifted our capital allocation strategy to focus the use of all our free cash flow (cash from operations less capital expenditures) on reducing debt and bringing our leverage back to a range that is no greater than two to three times on a net debt-to-adjusted EBITDA basis. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization excluding restructuring and other action-related costs and stock compensation expense. Net debt is defined as total debt less cash and cash equivalents.

Ransomware Attack
As previously disclosed, on May 24, 2022, we identified that we had become subject to a ransomware attack and activated our incident response and business continuity plans designed to contain the incident. As part of our forensic investigation and assessment of the impact, we determined that certain of our information technology systems were affected by the ransomware attack.
Upon discovering the incident, we took a series of measures to further safeguard the integrity of our information technology systems, including working with cybersecurity experts to contain the incident and implementing business continuity plans to restore and support continued operations. These measures also included resecuring data, remediation of the malware across infected machines, rebuilding critical systems, global password reset and enhanced security monitoring. We notified appropriate law enforcement authorities as well as certain data protection regulators, and in addition to our public announcements of the incident, we provided breach notifications and regulatory filings as required by applicable law starting in August 2022. At this time, we believe the incident has been contained, we have restored our critical information technology systems, and manufacturing, retail and other internal operations continue. There is no ongoing operational impact on our ability to provide our products and services. We maintain insurance, including coverage for cyber-attacks, subject to certain deductibles and policy limitations, in an amount that we believe appropriate.
We are named in two pending lawsuits in connection with our previously disclosed ransomware incident. On October 7, 2022, a putative class action was filed against “Hanes Brands [sic], Inc.” alleging, among other things, negligence, negligence per se, breach of implied contract, unjust enrichment, breach of implied covenant of good faith and fair dealing, unfair business practices under the California Business and Professions Code, and violations of the California Confidentiality of Medical Information Act in connection with the ransomware incident. The litigation is entitled, Roman v. Hanes Brands [sic], Inc., and is pending in the United States District Court for the Central District of California. Plaintiff Roman also subsequently filed a second putative class action with regard to the ransomware incident in the United States District Court for the Middle District of North Carolina on January 16, 2023, entitled Roman v. Hanesbrands,[sic] Inc., which was voluntarily dismissed without prejudice on January 20, 2023. On October 13, 2022, another putative class action was filed against HanesBrands Inc. alleging, among other things, negligence, negligence per se, breach of implied contract, invasion of privacy, and unjust enrichment in connection with the ransomware incident. The litigation is entitled, Toussaint v. HanesBrands,[sic] Inc. and is pending in the United States District Court for the Middle District of North Carolina. The pending lawsuits seek, among other things, monetary and injunctive relief. We are vigorously defending these matters and believe the cases are without merit. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations. However, at this early stage in the proceedings, we are not able to determine the probability of the outcome of these matters or a range of reasonably expected losses, if any. We maintain insurance, including coverage for cyber-attacks, subject to certain deductibles and policy limitations, in an amount that we believe appropriate.
During the year ended December 31, 2022, we incurred costs of approximately $15 million, net of expected insurance recoveries, related to the ransomware attack. The costs incurred during the year ended December 31, 2022 included $14 million related primarily to supply chain disruptions, which are reflected in the “Cost of sales” line of the Consolidated Statements of Income and $1 million, net of expected insurance recoveries, related primarily to legal, information technology and consulting fees, which are reflected in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income. The ransomware attack also negatively impacted our ability to order materials, make and ship orders, and process payments during the second quarter ended July 2, 2022, resulting in estimated lost sales of approximately $100 million. We continue to assess the security event and cannot determine, at this time, the full extent of the impact from such event on our business, results of operations or financial condition or whether such impact will ultimately have a material adverse effect.
Financing Arrangements
In November 2022 and in February 2023, given the economic conditions and the associated impact on earnings, we amended the credit agreement governing our Senior Secured Credit Facility to modify the financial covenants in order to avoid a potential covenant violation and to provide operating flexibility as described in Note “Debt” to our consolidated financial statements and “Liquidity and Capital Resources” included in this Annual Report on Form 10-K. We expect to maintain compliance with our covenants, as amended in February 2023, for at least one year from the issuance of these financial statements based on our current expectations and forecasts, however economic conditions or the occurrence of events discussed under “Risk Factors” in this Annual Report on Form 10-K or other SEC filings could impact our ability to maintain compliance or require us to seek additional amendments to the credit agreement.
We intend to refinance certain of our indebtedness with upcoming maturities, including an aggregate of approximately $1.4 billion of our 4.625% Senior Notes due in May 2024 and our 3.5% Senior Notes due in June 2024 in the first quarter of 2023. Any such refinancings will depend on market conditions and other relevant factors and there can be no assurance such refinancings will be pursued or completed.

Tax Expense
For the year ended December 31, 2022, our effective tax rate was impacted as a result of a valuation allowance recorded in 2022 against U.S. federal and state deferred tax assets. Additionally, the Company’s effective tax rate was impacted by tax impairments in Switzerland which generated deferred tax liabilities.
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
Future acquisitions or divestitures may affect the proportion of our pre-tax income from foreign jurisdictions, both due to external sales and also increased volume in our self-owned supply chain. We follow a disciplined acquisition strategy focused on acquisitions that meet strict criteria for strong likely returns with relatively low risk. It is difficult to predict whether or when such acquisitions or divestitures will occur and whether the acquisition targets or divested operations will be foreign or domestic. Therefore, it is also difficult to predict the effect of acquisitions or divestitures on the future distribution of our pre-tax income.
As of December 31, 2022, we have continued to evaluate our global capital allocation strategy and assertions made with respect to the accumulated earnings of our foreign subsidiaries. As a result of our overall and continuous evaluation, we have not changed our assertion from prior year and we will continue to permanently reinvest a portion of our unremitted foreign earnings. The portion of our unremitted foreign earnings as of December 31, 2022 that we intend to remit to the United States totals approximately $269 million. We intend to use these earnings to fund capital investments and reduce debt held in the United States. The remaining portion of our unremitted foreign earnings will continue to be permanently reinvested to fund working capital requirements and operations abroad. As of December 31, 2022, we have accrued for income taxes of $26 million in connection with the $269 million of unremitted foreign earnings we intend to remit in the future. These income tax effects include United States federal, state, foreign and withholding tax implications in accordance with the planned remittance of such foreign earnings.
We regularly assess any significant exposure associated with increases in effective tax rates and adjustments are made as events occur that warrant adjustment to our income tax provisions. See “We have a complex multinational tax structure, and changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could impact our capital deployment strategy and adversely affect our results.” in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

2022 Key Financial Results
    Key financial results are as follows:
•Total net sales in 2022 were $6.2 billion, compared with $6.8 billion in 2021, representing an 8% decrease.
•Operating profit was $520 million in 2022 compared with $798 million in 2021, representing a 35% decrease. As a percentage of sales, operating profit was 8.3% in 2022 compared to 11.7% in 2021. Included within operating profit in 2022 and 2021 were charges of $60 million and $132 million, respectively, related to the implementation of our Full Potential plan.
•Diluted loss per share from continuing operations was $0.37 in 2022 compared with diluted earnings per share from continuing operations of $1.48 in 2021.

Consolidated Results of Operations — Year Ended December 31, 2022 (“2022”) Compared with Year Ended January 1, 2022 (“2021”)

	Years Ended
	December 31, 2022	January 1, 2022	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$6,233,650	$6,801,240	$(567,590)	(8.3)%
Cost of sales	4,012,542	4,149,541	(136,999)	(3.3)
Gross profit	2,221,108	2,651,699	(430,591)	(16.2)
Selling, general and administrative expenses	1,701,563	1,853,971	(152,408)	(8.2)
Operating profit	519,545	797,728	(278,183)	(34.9)
Other expenses	9,734	53,586	(43,852)	(81.8)
Interest expense, net	157,073	163,067	(5,994)	(3.7)
Income from continuing operations before income tax expense	352,738	581,075	(228,337)	(39.3)
Income tax expense	483,907	60,107	423,800	705.1
Income (loss) from continuing operations	(131,169)	520,968	(652,137)	(125.2)
Income (loss) from discontinued operations, net of tax	3,965	(443,744)	447,709	(100.9)
Net income (loss)	$(127,204)	$77,224	$(204,428)	(264.7)%
Net Sales
Net sales decreased 8% during 2022 primarily due to the following:
•Softer point-of-sale trends and higher retailer inventory levels as a result of the macroeconomic pressures;
•The impact of the ransomware attack to the business;
•Global supply chain disruptions resulting in product delays;
•Ongoing COVID-related pressures on consumer traffic in certain markets in Asia; and
•The unfavorable impact from foreign currency exchange rates in our International business of approximately $182 million.
Partially offset by:
•Pricing actions taken throughout 2022.
Operating Profit
Operating profit as a percentage of net sales was 8.3% in 2022, representing a decrease from 11.7% in the prior year. Operating margin decreased as a result of lower sales volume, input cost inflation, impact from the ransomware attack, costs associated with our manufacturing time-out inventory reduction actions, deleverage from a higher proportion of transportation and distribution costs, unfavorable impact from foreign currency exchange rates and increased Full Potential plan-related investments in brand marketing and technology partially offset by pricing actions and cost reduction actions. Included in operating profit in 2022 and 2021 were charges of $60 million and $132 million, respectively, related to the implementation of our Full Potential plan.
Other Highlights
Other Expenses – Other expenses decreased in 2022 compared to prior year primarily as a result of the refinancing of our Senior Secured Credit Facility and the redemption of our 5.375% Senior Notes in November 2021. Redemption of our 5.375% Senior Notes in 2021 required payment of a make-whole premium of $35 million. Additionally, the redemption of our 5.375% Senior Notes and the refinancing of our Senior Secured Credit Facility in 2021 resulted in a charge of $11 million for the write-off of unamortized debt issuance costs and fees incurred. See Note “Debt” to our consolidated financial statements included in this Annual Report on Form 10-K. Other expenses also included higher funding fees for sales of accounts receivable to financial institutions which were partially offset by lower pension expense in 2022.
Interest Expense – Interest expense was lower by $6 million in 2022 compared to the same period in 2021, primarily due to a lower weighted average interest rate on our borrowings partially offset by higher weighted average outstanding debt balances during 2022. Our weighted average interest rate on our outstanding debt was 3.79% for 2022, compared to 4.06% for 2021.

Income Tax Expense – Our effective income tax rate was 137.2% and 10.3% for 2022 and 2021, respectively. The higher effective tax rate for 2022 was primarily due to non-cash discrete tax charges of $423 million for valuation allowances established against U.S. deferred tax assets and tax impairments in Switzerland which generated deferred tax liabilities during 2022.
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

Operating Results by Business Segment — Year Ended December 31, 2022 (“2022”) Compared with Year Ended January 1, 2022 (“2021”)

	Net Sales
	Years Ended
	December 31, 2022	January 1, 2022	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$2,429,966	$2,719,788	$(289,822)	(10.7)%
Activewear	1,555,062	1,679,639	(124,577)	(7.4)
International	1,914,268	2,066,249	(151,981)	(7.4)
Other	334,354	335,564	(1,210)	(0.4)
Total	$6,233,650	$6,801,240	$(567,590)	(8.3)%

	Operating Profit and Margin
	Years Ended
	December 31, 2022		January 1, 2022		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$388,586	16.0%	$573,852	21.1%	$(185,266)	(32.3)%
Activewear	153,710	9.9	236,400	14.1	(82,690)	(35.0)
International	283,036	14.8	339,317	16.4	(56,281)	(16.6)
Other	17,019	5.1	30,922	9.2	(13,903)	(45.0)
Corporate	(322,806)	NM	(382,763)	NM	59,957	(15.7)
Total	$519,545	8.3%	$797,728	11.7%	$(278,183)	(34.9)%
Innerwear
Innerwear net sales decreased 11% compared to prior year primarily due to softer point-of-sale trends, impacts to replenishment orders from retailers’ decisions to reduce broader inventory positions, business disruption as a result of the ransomware attack in the second quarter of 2022 and the overlap of last year’s sales benefits from retailer restocking and government-stimulus spending partially offset by pricing actions taken and retail space gains in the first quarter of 2022.
Innerwear operating margin was 16.0%, a decrease from 21.1% in the same period a year ago. The operating margin decline resulted from input cost inflation, lower sales volume, unfavorable product and channel mix, manufacturing time-out costs associated with our inventory reduction actions and deleverage from a higher proportion of distribution costs partially offset by pricing actions and cost reduction actions.
Activewear
Activewear net sales decreased 7% compared to prior year primarily due to softer point-of-sale trends primarily related to the Champion brand, retailer inventory levels and business disruption as a result of the ransomware attack in the second quarter of 2022. The net sales decrease was partially offset by growth in the collegiate and printwear channels and pricing actions primarily taken in the third quarter of 2022.
Activewear operating margin was 9.9%, a decrease from 14.1% in the same period a year ago. The operating margin decline resulted from higher levels of inflation, lower sales volume, deleverage from a higher proportion of distribution costs, manufacturing time-out costs associated with our inventory reduction actions and unfavorable product mix and partially offset by pricing actions and cost reduction actions.

International
Net sales in the International segment decreased 7% compared to prior year due to unfavorable foreign currency exchange rates. The unfavorable impact of foreign currency exchange rates decreased net sales approximately $182 million in 2022. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, increased 1%. The impact of foreign currency exchange rates is calculated by applying prior period exchange rates to the current year financial results. Net sales on a constant currency basis increased as a result of Champion growth in Europe as well as innerwear growth in Australia and the Americas. The increase in net sales was partially offset by Champion declines in certain Asian markets.
International operating margin was 14.8%, a decrease from 16.4% in the same period a year ago. The decrease in operating margin primarily resulted from input cost inflation, which was partially offset by disciplined expense management during 2022.
Other
Other net sales decreased primarily as a result of lower sales at our retail outlets during 2022 compared to prior year partially offset by increased sales from our supply chain to the European Innerwear business. We have continued certain sales from our supply chain to this business on a transitional basis after the sale in the first quarter of 2022. These sales and the related profit are included in Other in all periods presented and have not been eliminated as intercompany transactions in consolidation for the period when this business was owned by us. See Note “Assets and Liabilities Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. Operating margin decreased due to the decrease in sales volume primarily in our retail outlets.
Corporate
Corporate expenses were lower in 2022 compared to the prior year primarily due to lower restructuring and other action-related charges and lower variable compensation costs partially offset by increased information technology costs coupled with expenses, net of expected insurance recoveries, related to the ransomware attack which occurred during the second quarter of 2022. During 2022, we incurred costs of approximately $15 million, net of expected insurance recoveries, related to the ransomware attack which included $14 million related primarily to supply chain disruptions, which are reflected in the “Cost of sales” line of the Consolidated Statements of Income and $1 million, net of expected insurance recoveries, related primarily to legal, information technology and consulting fees, which are reflected in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income. Included in restructuring and other action-related charges within operating profit in 2022 and 2021 were $60 million and $132 million, respectively, of charges related to the implementation of our Full Potential plan. Full Potential plan charges in 2022 included charges related to supply chain segmentation of $18 million to position our manufacturing network to align with revenue growth opportunities of our Full Potential plan demand trends, $10 million related to corporate headcount reductions and a non-cash gain of $4 million to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting from a decrease in carrying value due to changes in working capital. Full Potential plan charges in 2021 included a charge of $16 million for an action to resize our U.S. corporate office workforce through a voluntary retirement program and impairment charges of $7 million related to the full impairment of an indefinite-lived trademark related to a specific brand within the European Innerwear business that was excluded from the disposal group as it was not marketed for sale.
The components of restructuring and other action-related charges were as follows:

	Years Ended
	December 31, 2022	January 1, 2022
	(dollars in thousands)
Restructuring and other action-related charges:
Full Potential plan:
Professional services	$23,994	$44,617
Supply chain segmentation	17,982	5,419
Technology	11,922	4,617
Operating model	8,221	23,191
Impairment of intangible assets	—	7,302
(Gain) loss on sale of business and classification of assets held for sale	(3,535)	38,364
Other	1,274	8,200
Total included in operating profit	59,858	131,710
Early extinguishment and refinancing of debt included in other expenses	—	45,699
Total included in income (loss) from continuing operations before income tax expense	59,858	177,409
Discrete tax (expense) benefit	(422,918)	27,147
Tax effect on actions	9,152	26,518
Total included in income tax (expense) benefit	(413,766)	53,665
Total restructuring and other action-related charges	$473,624	$123,744

Liquidity and Capital Resources
Cash Requirements and Trends and Uncertainties Affecting Liquidity
We rely on our cash flows generated from operations and the borrowing capacity under our credit facilities to meet the cash requirements of our business. We recently shifted our capital allocation strategy to utilize our cash from operations for payments to our employees and vendors in the normal course of business and to reinvest in our business through capital expenditures. We then plan to utilize our free cash flow (cash from operations less capital expenditures) to pay down debt to bring our leverage back to a range that is no greater than two to three times on a net debt-to-adjusted EBITDA basis.
Based on our current estimate of future earnings and cash flows, we believe we have sufficient cash and available borrowings for at least one year from the issuance of these financial statements based on our current expectations and forecasts.
In November 2022 and in February 2023, given the economic conditions and the associated impact on earnings, we amended the credit agreement governing our Senior Secured Credit Facility to modify the financial covenants in order to avoid a potential covenant violation and to provide operating flexibility. The amendments effect changes to certain provisions and covenants under the Senior Secured Credit Facility during the period beginning with the fiscal quarter ended December 31, 2022 and continuing through the fiscal quarter ending March 30, 2024, or such earlier date as we may elect (such period of time, the “Covenant Relief Period”), including: (a) an increase in the maximum consolidated net total leverage ratio 5.25 to 1.00 for the quarter ended December 31, 2022, 6.75 to 1.00 for the quarter ending April 1, 2023, 7.25 to 1.00 for the quarter ending July 1, 2023, 6.75 to 1.00 for the quarter ending September 30, 2023, 5.25 to 1.00 for the quarter ending December 30, 2023, and 5.00 to 1.00 for the quarter ending March 30, 2024, and reverting back to 4.50 to 1.00 for each quarter after the Covenant Relief Period has ended; (b) a reduction of the minimum interest coverage ratio from 3.00 to 1.00 to 2.60 to 1.00 for the quarter ended December 31, 2022 and the quarter ending April 1, 2023, 2.00 to 1.00 for the quarters ending July 1, 2023, September 30, 2023 and December 30, 2023, and 2.50 to 1.00 for the quarter ending March 30, 2024, with an increase to 2.75 to 1.00 for each quarter after the Covenant Relief Period has ended; (c) suspension of restricted payments in connection with share repurchases; (d) suspension of restricted payments pursuant to the Company's leverage ratio-based and "Available Amount" restricted payments baskets, (e) a cap on annual dividend payments of $75 million, which will revert back to the greater of (x) $350 million and (y) 8.0% of Total Tangible Assets after the Covenant Relief Period has ended; (f) suspension of the Company’s “Available Amount” basket for investments in foreign subsidiaries and other investments; (g) suspension of the 0.50 to 1.00 increase in the maximum permitted consolidated net total leverage ratio resulting from a material permitted acquisition; and (h) the addition of two new tiers to the top of the pricing grid if the maximum consolidated net total leverage ratio exceeds 5.00 to 1.00 and 5.50 to 1.00. In conjunction with the Second Amendment, we transitioned the Senior Secured Credit Facility from the London Interbank Offered Rate to the Secured Overnight Financing Rate with a 10 basis points credit spread adjustment already included in the Senior Secured Credit Facility. In addition, the Third Amendment limits the

Company's ability to incur incremental secured indebtedness during the Covenant Relief Period to $1.75 billion, subject to compliance with the financial covenants.
We expect to maintain compliance with our covenants, as amended in February 2023, for at least one year from the issuance of these financial statements based on our current expectations and forecasts. If economic conditions worsen and our earnings and operating cash flows do not start to recover as currently estimated by management, this could impact our ability to maintain compliance with our amended financial covenants and require us to seek additional amendments to our Senior Secured Credit Facility. If we are not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, our lenders could require us to repay our outstanding debt. In that situation, we may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
We intend to refinance certain of our indebtedness with upcoming maturities, including an aggregate of approximately $1.4 billion of our 4.625% Senior Notes due in May 2024 and our 3.5% Senior Notes due in June 2024 in the first quarter of 2023. Any such refinancings will depend on market conditions and other relevant factors and there can be no assurance such refinancings will be pursued or completed.
Our primary sources of liquidity are cash generated from global operations and cash available under our Revolving Loan Facility, our accounts receivable securitization facility (the “ARS Facility”) and our other international credit facilities.
We had the following borrowing capacity and available liquidity under our credit facilities as of December 31, 2022:

	As of December 31, 2022
	Borrowing Capacity	Available Liquidity
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility(1)	$1,000,000	$642,546
ARS Facility(2)	222,693	13,193
Other international credit facilities	65,964	32,266
Total liquidity from credit facilities	$1,288,657	$688,005
Cash and cash equivalents		238,413
Total liquidity		$926,418

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
The following have impacted or may impact our liquidity:
•We intend to refinance certain of our indebtedness with upcoming maturities, including an aggregate of approximately $1.4 billion of our 4.625% Senior Notes due 2024 and our 3.5% Senior Notes due 2024 in the first quarter of 2023. Any such refinancings will depend on market conditions and other relevant factors and there can be no assurance such refinancings will be pursued or completed.
•We have principal and interest obligations under our debt and ongoing financial covenants under those debt facilities.
•The COVID-19 pandemic which resulted in supply chain disruptions and inflationary pressures has had, and may continue to have, a negative impact on our business.
•During 2022, we entered into transactions to repurchase approximately 1.6 million shares of our common stock at a total cost of $25 million including broker’s commissions. At December 31, 2022, the remaining repurchase authorization under our current share repurchase program announced on February 2, 2022 totaled approximately $575 million.
•Although we have historically paid a regular quarterly dividend, the Hanesbrands Board of Directors eliminated our quarterly cash dividend as we recently shifted our capital allocation strategy to pay down debt to bring our leverage back to a range that is no greater than two to three times on a net debt-to-adjusted EBITDA basis. The declaration of any future dividends and, if declared, the amount of any such dividends, will be subject to our actual future earnings, capital requirements, regulatory restrictions, debt covenants, other contractual restrictions and to the discretion of our Board of Directors.
•We have invested in efforts to accelerate worldwide omnichannel and global growth initiatives, as well as marketing and brand building.

•We have launched a multi-year cost savings program intended to self-fund the investments necessary to achieve our Full Potential plan’s objectives.
•We expect capital expenditures of approximately $150 million in 2023, including capital expenditures of $70 million within investing cash flow activities and cloud computing assets of $80 million within operating cash flow activities.
•In the future, we may pursue strategic business acquisitions or divestitures.
•We made no cash contribution to our U.S. pension plans in 2022 and we expect to have no required cash contributions to our U.S. pension plans in 2023 based on a preliminary calculation by our actuary. We may also elect to make additional voluntary contributions. Our U.S. qualified pension plans were approximately 96% and 97% funded as of December 1, 2022 and 2021, respectively, under the Pension Protection Act funding rules.
•We may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could impact our effective income tax rate. We have not changed our reinvestment strategy from the prior year with regards to our unremitted foreign earnings and intend to remit foreign earnings totaling $269 million.
Future Contractual Obligations and Commitments
The following table contains information on our material contractual obligations and commitments at December 31, 2022, and their expected timing on future cash flows and liquidity.

		Payments Due by Period
	At December 31, 2022	Fiscal 2023	Fiscal 2024-2025	Fiscal 2026-2027	Fiscal 2028 and Thereafter
	(dollars in thousands)
Operating activities:
Interest on debt obligations(1)	$524,261	$188,119	$258,896	$77,246	$—
Inventory purchase obligations	416,375	403,316	13,059	—	—
Operating lease obligations(2)	499,583	127,996	183,172	119,381	69,034
Defined benefit plan minimum contributions(3)	—	—	—	—	—
Tax obligations(4)	90,934	37,527	49,714	3,693	—
Other obligations(5)	370,209	136,895	127,040	55,419	50,855
Investing activities:
Capital expenditures	59,365	57,501	1,864	—	—
Financing activities:
Debt	3,872,275	247,000	1,547,775	2,077,500	—
Total	$5,833,002	$1,198,354	$2,181,520	$2,333,239	$119,889

(1)Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at December 31, 2022.
(2)As of December 31, 2022, our operating lease obligations exclude $55 million of additional operating lease commitments that have not yet commenced. These operating lease liabilities will be paid over a period of 10 years.
(3)Represents only the required minimum pension contributions to our U.S. qualified pension plan in the current year. We expect to have no required cash contributions to our U.S. pension plan in 2023 based on a preliminary calculation by our actuary although we may elect to make voluntary contributions to maintain certain funded levels. For a discussion of our pension plan obligations, see Note “Defined Benefit Pension Plans” to our consolidated financial statements included in this Annual Report on Form 10-K.
(4)Represents current tax liabilities, uncertain tax positions and transition tax liabilities resulting from the Tax Act.
(5)Primarily represents the projected payments for liabilities recorded on the Consolidated Balance Sheets for royalty-bearing license agreements, information technology services, certain employee benefit claims, deferred compensation, and marketing and advertising obligations.

Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the years ended December 31, 2022 and January 1, 2022 was derived from our consolidated financial statements.

	Years Ended
	December 31, 2022	January 1, 2022
	(dollars in thousands)
Operating activities	$(358,802)	$623,409
Investing activities	(216,428)	(52,455)
Financing activities	295,829	(888,020)
Effect of changes in foreign exchange rates on cash	(42,815)	(32,908)
Change in cash, cash equivalents and restricted cash	(322,216)	(349,974)
Cash and cash equivalents at beginning of year	560,629	910,603
Cash and cash equivalents at end of year	$238,413	$560,629
Operating Activities
Our overall liquidity has historically been driven by our cash flow provided by operating activities, which is dependent on net income and changes in our working capital. As compared to the prior year, higher net cash used by operating activities was due to changes in working capital primarily accounts payable, accruals, inventory due to inflationary increases, softer point-of-sale trends and supply chain disruptions, and increased capital investments in our cloud computing assets partially offset by improvement in accounts receivable and lower pension plan contributions in 2022. Net cash from operating activities includes a $40 million contribution to our U.S. pension plan made in the first quarter of 2021.
Investing Activities
The increase in cash used by investing activities in 2022 compared to 2021 was primarily the result of the purchase of the Champion trademark for footwear in the United States, Puerto Rico and Canada from Keds, LLC for $103 million, the sale of the European Innerwear business which resulted in an $11 million cash outflow and an increase in capital investments into our business.
Financing Activities
Net cash from financing activities increased in 2022 primarily as a result of increased borrowings on our ARS Facility and our Revolving Loan Facility coupled with the repayment of the outstanding balance of Term Loan B in 2021, which consisted of a required excess cash flow prepayment of $239 million and a voluntary prepayment of $61 million, the amendment and restatement of our Senior Secured Credit Facility which resulted in payment of $8 million for debt issuance costs in 2021, and the redemption of our $700 million 5.375% Senior Notes which required payment of a make-whole premium of $35 million in 2021. Net cash from financing activities in 2022 also included shares repurchased at a total cost of $25 million and Term Loan A scheduled payments of $25 million.
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
We believe our financing structure provides a secure base to support our operations and key business strategies. As of December 31, 2022, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness. Under the terms of our Senior Secured Credit Facility, among other financial and non-financial covenants, we are required to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio, each of which is defined in the Senior Secured Credit Facility. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility. In November 2022 and in February 2023, given the uncertain economic environment and the associated impact on future earnings, we amended the credit agreement governing our Senior Secured Credit Facility prior to any potential covenant violation in order to modify the financial covenants and to provide operating flexibility as described in Note “Debt” to our consolidated financial statements included in this Annual Report on Form 10-K. We expect to maintain compliance with our covenants, as amended in February 2023, for at least one year from the issuance of these financial statements based on our current expectations and forecasts, however economic conditions or the occurrence of events discussed under Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K or other SEC filings could impact our ability to maintain compliance or require us to seek additional amendments to the credit agreement.
We intend to refinance certain of our indebtedness with upcoming maturities, including an aggregate of approximately $1.4 billion of our 4.625% Senior Notes due in May 2024 and our 3.5% Senior Notes due in June 2024 in the first quarter of 2023. Any such refinancings will depend on market conditions and other relevant factors and there can be no assurance such refinancings will be pursued or completed.
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
Trademarks and Other Identifiable Intangibles
Trademarks, license agreements, customer and distributor relationships and computer software are our primary identifiable intangible assets. We amortize identifiable intangibles determined to have finite lives over their estimated useful lives, and we do not amortize identifiable intangibles with indefinite lives. As of December 31, 2022, the net book value of trademarks and other identifiable intangible assets was $1.3 billion, of which we are amortizing a balance of $111 million. We anticipate that our amortization expense for 2023 will be approximately $30 million.
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
In connection with our annual impairment testing performed in the third quarter of 2022, we performed a quantitative assessment, utilizing an income approach to estimate the fair value of each indefinite-lived intangible asset. The most significant assumptions include the weighted average cost of capital, revenue growth rate, terminal growth rate and operating profit margin, all of which are used to estimate the fair value of the indefinite-lived intangible assets. The tests indicated the indefinite-lived intangible assets had fair values that exceeded their carrying values and no impairment of trademarks or other identifiable intangible assets was identified as a result of our annual testing conducted in 2022.
Goodwill
As of December 31, 2022, we had $1.1 billion of goodwill. We do not amortize goodwill, but we assess for impairment at least annually and more often as triggering events occur. The timing of our annual goodwill impairment testing is the first day of the third fiscal quarter. In evaluating the recoverability of goodwill in 2022, we estimated the fair value of our reporting units. We relied on a number of factors to determine the fair value of our reporting units and evaluated various factors to discount anticipated future cash flows, including operating results, business plans and present value techniques. As discussed above under “Trademarks and Other Identifiable Intangibles,” there are inherent uncertainties related to these factors, and our judgment in applying them and the assumptions underlying the impairment analysis may change in such a manner that impairment in value may occur in the future. Such impairment will be recognized in the period in which it becomes known.
In connection with our annual goodwill impairment testing performed during the third quarter of 2022, we performed a quantitative assessment utilizing an income approach to estimate the fair value of each reporting unit. The most significant assumptions include the weighted average cost of capital, revenue growth rate, terminal growth rate and operating profit margin, all of which are used to estimate the fair value of the reporting units. The tests indicated the reporting units had fair values that exceeded their carrying values, and no impairment of goodwill was identified as a result of our annual testing conducted in 2022.
Defined Benefit Pension Plans
For a discussion of our defined benefit pension plans and the related net periodic benefit cost, plan obligations, plan assets and how we measure the amount of these costs, see Note “Defined Benefit Pension Plans” to our consolidated financial statements included in this Annual Report on Form 10-K. The funded status of our defined benefit pension plans are recognized on our balance sheet. Differences between actual results in a given year and the actuarially determined assumed results for that year are deferred as unrecognized actuarial gains or losses in comprehensive income. We measure the funded status of our plans as of the date of our fiscal year end.
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
•Salary increase assumptions, where applicable, are generally based on historical experience and management expectations. This assumption is not applicable to the U.S., Italy or Canada SERP as benefits under these plans are either frozen or not tied to pay. The benefits under the Hanesbrands Inc. Legacy Pension Plan and the Hanesbrands Inc. Pension Plan were frozen as of December 31, 2005.
•Long-term rate of return on plan assets assumptions, where applicable, are generally based on each plan’s investment mix and forward-looking capital market assumptions applicable to each country. Expected returns also reflect an incremental premium for actively managed investments and a reduction for trust-paid expenses. This assumption is not applicable to unfunded plans.
•Retirement and turnover assumptions are generally based on actual plan experience while standard actuarial mortality tables applicable to each country are used to estimate life expectancy. For our U.S. defined benefit plans, the 2022 mortality tables are from the Society of Actuaries’ Private Plan study published in 2019 (Pri-2012) projected generationally with Scale MP-2021 and reflecting Aon’s Endemic scale adjustment, which increases the standard mortality rates in the near term due to the impact of the pandemic in the U.S., scaling down each year to a permanent slight increase to the standard mortality rates.
The sensitivity of changes in actuarial assumptions on our annual pension expense and on our plans’ benefit obligations, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
	Pension Expense	Benefit Obligation
	(in millions)
1% decrease in discount rate	$(1)	$95
1% increase in discount rate	0	(80)
1% decrease in expected investment return	8	N/A
1% increase in expected investment return	(8)	N/A

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
Foreign Exchange Rates
We sell the majority of our products in transactions denominated in U.S. dollars; however, we purchase some raw materials, pay a portion of our wages and make other payments in our supply chain in foreign currencies. With our international commercial presence, we also have foreign entities that purchase raw materials and finished goods in U.S. dollars. We are also exposed to foreign exchange gains and losses resulting from the effect that fluctuations in foreign exchange rates have on the reported results in our consolidated financial statements due to the translation of operating results and financial position of our foreign subsidiaries. Our exposure to foreign exchange rates exists primarily with respect to the Australian dollar, Euro, Canadian dollar and Mexican peso against the U.S. dollar. We use forward foreign exchange contracts, cross-currency swap contracts and nonderivative financial instruments to hedge material exposure to adverse changes in foreign exchange rates. A sensitivity analysis technique has been used to evaluate the effect that changes in the market value of foreign exchange currencies will have on our forward foreign exchange and cross-currency swap derivative contracts. At December 31, 2022, assuming a 10% adverse change in the underlying currency price, the potential change in fair value of foreign currency derivative instruments would be unfavorable by approximately $28 million.
Interest Rates
Our debt under the Revolving Loan Facility, the Term Loan A and the ARS Facility bears interest at variable rates. As a result, we are exposed to changes in market interest rates that could impact the cost of servicing our debt. Approximately 60% of our total debt outstanding at December 31, 2022 is at a fixed rate. A 25-basis point movement in the annual interest rate charged on the outstanding debt balances as of December 31, 2022 would result in a change in annual interest expense of approximately $4 million.
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
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The material under the heading “Proposal 1 - Election of Directors: Nominees for Election as Directors for a One-Year Term Expiring in 2023,” “Proposal 1 - Election of Directors: Other Governance Information - Code of Ethics,” “Proposal 1 - Election of Directors: Board Structure and Processes - Committees of the Board of Directors” and “Proposal 1 - Election of Directors: How We Select our Directors - Director Independence,” each as included and to be filed in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), is incorporated by reference herein in response to this Item. Certain information concerning the Company’s executive officers is included in Item 1C of this Annual Report on Form 10-K.

Item 11.	Executive Compensation
The material under the heading “Proposal 3 - Advisory Vote to Approve Named Executive Officer Compensation: Compensation Discussion and Analysis,” “Proposal 3 - Advisory Vote to Approve Named Executive Officer Compensation: Executive Compensation,” “Proposal 1 - Election of Directors: Board Structure and Processes - Committees of the Board of Directors - Compensation Committee Interlocks and Insider Participation,” and “Proposal 3 - Advisory Vote to Approve Named Executive Officer Compensation: Compensation Committee Report,” each as included and to be filed in the 2023 Proxy Statement, is incorporated by reference herein in response to this Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The material under the heading “Equity Compensation Plan Information” as included in Item 5 of this Annual Report on Form 10-K and the material under the heading “Ownership of Our Stock: Share Ownership of Major Stockholders, Management and Directors” as included and to be filed in the 2023 Proxy Statement is incorporated by reference herein in response to this Item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The material under the heading “Proposal 1 - Election of Directors: Other Governance Information - Related Person Transactions” and “Proposal 1 - Election of Directors: How We Select our Directors - Director Independence,” each as included and to be filed in the 2023 Proxy Statement, is incorporated by reference herein in response to this Item.

Item 14.	Principal Accountant Fees and Services
The material under the heading “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm: Relationship with Independent Registered Public Accounting Firm” as included and to be filed in the 2023 Proxy Statement is incorporated by reference herein in response to this Item.

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

10.3
Second Amendment of Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) (incorporated by reference from Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2019).*

10.4
Form of Calendar Year Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) (incorporated by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2020).*

10.5
Form of Discretionary Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2020).*

10.6
Form of Performance Stock Award Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) (incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2020).*

10.7
Form of Non-Employee Director Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) (incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.8
Hanesbrands Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on April 29, 2020).*

10.9
Form of Calendar Year Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on. February 16, 2022).*

10.10
Form of Discretionary Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on. February 16, 2022).*

10.11
Form of Performance Stock Award Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on. February 16, 2022).*

10.12
Form of Non-Employee Director Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2021).*

10.13
Inducement Restricted Stock Unit Grant Notice and Agreement with Stephen B. Bratspies (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (Commission file number 333-240312) filed with the Securities and Exchange Commission on August 3, 2020).*

10.14
Inducement Performance Stock Unit Grant Notice and Agreement with Stephen B. Bratspies (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (Commission file number 333-240312) filed with the Securities and Exchange Commission on August 3, 2020).*

10.15
Inducement Stock Option Grant Notice and Agreement with Stephen B. Bratspies (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 (Commission file number 333-240312) filed with the Securities and Exchange Commission on August 3, 2020).*

10.16
Inducement Sign-On Restricted Stock Unit Grant Notice and Agreement with Kristin Oliver (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (Commission file number 333-248667) filed with the Securities and Exchange Commission on September 8, 2020).*

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

10.33
First Amendment, dated October 31, 2022, to the Fifth Amended and Restated Credit Agreement among Hanesbrands Inc., MFB International Holdings S.à r.l., HBI Australia Acquisition Co. Pty Ltd, the lenders party thereto from time to time and JPMorgan Chase Bank N.A., as the administrative agent and the collateral agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2022).

10.34
Second Amendment, dated November 4, 2022, to the Fifth Amended and Restated Credit Agreement among Hanesbrands Inc., MFB International Holdings S.à r.l., HBI Australia Acquisition Co. Pty Ltd, the lenders party thereto from time to time and JPMorgan Chase Bank N.A., as the administrative agent and the collateral agent (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2022).

10.35	Third Amendment to Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan.*

10.36	Fourth Amendment to Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan.*

10.37	Hanesbrands Inc. Legacy Pension Plan.*

10.38
Master Receivables Purchase Agreement, dated as of December 11, 2019, by and among Hanesbrands Inc., Knights Apparel LLC, GFSI LLC, CC Products LLC, Alternative Apparel, Inc., the other sellers and servicers from time to time party thereto, and MUFG Bank, LTD., as Buyer.

10.39
Amendment No. 1, dated as of June 19, 2020, to Master Receivables Purchase Agreement, by and among Hanesbrands Inc., Knights Apparel LLC, GFSI LLC, CC Products LLC, Alternative Apparel, Inc. and MUFG Bank, LTD.

10.40
Amendment No. 2, dated as of December 2, 2022, to Master Receivables Purchase Agreement, by and among Hanesbrands Inc., Knights Apparel LLC, GFSI LLC, CC Products LLC, Alternative Apparel, Inc. and MUFG Bank, LTD.

Exhibit Number	Description

10.41	Retention Award Agreement with M. Scott Lewis.*

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney (included on the signature pages hereto).

31.1	Certification of Stephen B. Bratspies, Chief Executive Officer.

31.2	Certification of Michael P. Dastugue, Chief Financial Officer.

32.1	Section 1350 Certification of Stephen B. Bratspies, Chief Executive Officer.

32.2	Section 1350 Certification of Michael P. Dastugue, Chief Financial Officer.

101.INS XBRL	Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Management contract or compensatory plans or arrangements.

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2023.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Stephen B. Bratspies	Chief Executive Officer (principal executive officer)	February 7, 2023
Stephen B. Bratspies

/s/ Michael P. Dastugue	Chief Financial Officer (principal financial officer)	February 7, 2023
Michael P. Dastugue

/s/ M. Scott Lewis	Chief Accounting Officer and Controller (principal accounting officer)	February 7, 2023
M. Scott Lewis

/s/ Cheryl K. Beebe	Director	February 7, 2023
Cheryl K. Beebe

/s/ Geralyn R. Breig	Director	February 7, 2023
Geralyn R. Breig

/s/ Bobby J. Griffin	Director	February 7, 2023
Bobby J. Griffin

/s/ James C. Johnson	Director	February 7, 2023
James C. Johnson

/s/ Franck J. Moison	Director	February 7, 2023
Franck J. Moison

/s/ Robert F. Moran	Director	February 7, 2023
Robert F. Moran

/s/ Ronald L. Nelson	Director	February 7, 2023
Ronald L. Nelson

/s/ William S. Simon	Director	February 7, 2023
William S. Simon

/s/ Ann E. Ziegler	Director	February 7, 2023
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has evaluated the effectiveness of Hanesbrands’ internal control over financial reporting as of December 31, 2022, based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that Hanesbrands’ internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included on the following pages.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hanesbrands Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Hanesbrands Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and January 1, 2022, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Emphasis of Matter
As discussed in Note 12 to the consolidated financial statements, Debt, the Company has approximately $1.4 billion of outstanding debt that is due in the second quarter of 2024.
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
Impairment Assessments – Goodwill of Certain Reporting Units and Indefinite-Lived Trademarks
As described in Notes 2 and 11 to the consolidated financial statements, the Company’s goodwill and indefinite-lived trademarks balances were $1,109 million and $1,143 million, respectively, as of December 31, 2022. These assets are assessed for impairment at least annually, as of the first day of the Company’s third fiscal quarter, and as triggering events occur. The impairment test consists of comparing the fair value of the reporting unit or intangible asset, which is determined using the income approach, to its carrying value. If the carrying value exceeds the fair value of the asset, an impairment loss is recognized in an amount equal to such excess. Fair values of reporting units and intangible assets are primarily based on future cash flows projected to be generated from that asset. In performing the discounted cash flow analysis, management makes various judgments, estimates and assumptions, the most significant of which are the assumptions related to revenue growth rates, operating profit margin rates, terminal growth rates, and discount rates. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time.
The principal considerations for our determination that performing procedures relating to the impairment assessments for goodwill of certain reporting units and indefinite-lived trademarks is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of certain reporting units and indefinite-lived trademarks; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates, operating profit margin rates, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite-lived trademarks impairment assessments, including controls over the valuation of the Company’s reporting units and indefinite-lived trademarks. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of certain reporting units and indefinite-lived trademarks; (ii) evaluating the appropriateness of the discounted cash flow analysis; (iii) testing the completeness and accuracy of underlying data used in the analysis; and (iv) evaluating the significant assumptions used by management related to the revenue growth rates, operating profit margin rates, and discount rates. Evaluating management’s assumptions related to revenue growth rates and operating profit margin rates involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the reporting units and branded products associated with the trademarks; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discount rates assumption.

/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 7, 2023

We have served as the Company’s auditor since 2006.

HANESBRANDS INC.
Consolidated Statements of Income
(in thousands, except per share data)

	Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Net sales	$6,233,650	$6,801,240	$6,127,161
Cost of sales	4,012,542	4,149,541	4,524,461
Gross profit	2,221,108	2,651,699	1,602,700
Selling, general and administrative expenses	1,701,563	1,853,971	1,560,034
Operating profit	519,545	797,728	42,666
Other expenses	9,734	53,586	20,655
Interest expense, net	157,073	163,067	164,238
Income (loss) from continuing operations before income tax expense	352,738	581,075	(142,227)
Income tax expense (benefit)	483,907	60,107	(109,940)
Income (loss) from continuing operations	(131,169)	520,968	(32,287)
Income (loss) from discontinued operations, net of tax	3,965	(443,744)	(43,292)
Net income (loss)	$(127,204)	$77,224	$(75,579)

Earnings (loss) per share - basic:
Continuing operations	$(0.37)	$1.48	$(0.09)
Discontinued operations	0.01	(1.26)	(0.12)
Net income (loss)	$(0.36)	$0.22	$(0.21)

Earnings (loss) per share - diluted:
Continuing operations	$(0.37)	$1.48	$(0.09)
Discontinued operations	0.01	(1.26)	(0.12)
Net income (loss)	$(0.36)	$0.22	$(0.21)
See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Net income (loss)	$(127,204)	$77,224	$(75,579)
Other comprehensive income (loss):
Translation adjustments	(94,802)	(81,181)	104,318
Unrealized gain (loss) on qualifying cash flow hedges, net of tax of $(226), $(9,170), and $6,870, respectively	3,239	22,612	(24,454)
Unrecognized income (loss) from pension and postretirement plans, net of tax of $(650), $(25,644), and $10,195, respectively	131,158	73,925	(29,175)
Total other comprehensive income (loss)	39,595	15,356	50,689
Comprehensive income (loss)	$(87,609)	$92,580	$(24,890)
See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2022	January 1, 2022
Assets
Cash and cash equivalents	$238,413	$536,277
Trade accounts receivable, net	721,396	894,151
Inventories	1,979,672	1,584,015
Other current assets	178,946	186,503
Current assets held for sale	13,327	327,157
Total current assets	3,131,754	3,528,103
Property, net	442,404	441,401
Right-of-use assets	414,894	363,854
Trademarks and other identifiable intangibles, net	1,255,693	1,220,170
Goodwill	1,108,907	1,133,095
Deferred tax assets	20,162	327,804
Other noncurrent assets	130,062	57,009
Total assets	$6,503,876	$7,071,436

Liabilities and Stockholders’ Equity
Accounts payable	$917,481	$1,214,847
Accrued liabilities and other:
Payroll and employee benefits	85,392	155,859
Advertising and promotion	168,717	241,555
Other	243,919	263,364
Lease liabilities	114,794	109,526
Accounts Receivable Securitization Facility	209,500	—
Current portion of long-term debt	37,500	25,000
Current liabilities held for sale	13,327	316,902
Total current liabilities	1,790,630	2,327,053
Long-term debt	3,612,077	3,326,091
Lease liabilities - noncurrent	326,644	281,852
Pension and postretirement benefits	116,167	248,518
Other noncurrent liabilities	260,094	185,429
Total liabilities	6,105,612	6,368,943

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 349,009,147 and 349,903,253, respectively	3,490	3,499
Additional paid-in capital	334,676	315,337
Retained earnings	572,106	935,260
Accumulated other comprehensive loss	(512,008)	(551,603)
Total stockholders’ equity	398,264	702,493
Total liabilities and stockholders’ equity	$6,503,876	$7,071,436
See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 28, 2019	362,449	$3,624	$304,395	$1,546,224	$(617,648)	$1,236,595
Net loss	—	—	—	(75,579)	—	(75,579)
Dividends ($0.60 per common share)	—	—	—	(213,230)	—	(213,230)
Other comprehensive income	—	—	—	—	50,689	50,689
Stock-based compensation	—	—	18,664	—	—	18,664
Net exercise of stock options, vesting of restricted stock units and other	817	9	(2,921)	—	—	(2,912)
Share repurchases	(14,464)	(145)	(12,255)	(187,869)	—	(200,269)
Balances at January 2, 2021	348,802	$3,488	$307,883	$1,069,546	$(566,959)	$813,958
Net income	—	—	—	77,224	—	77,224
Dividends ($0.60 per common share)	—	—	—	(211,510)	—	(211,510)
Other comprehensive income	—	—	—	—	15,356	15,356
Stock-based compensation	—	—	16,290	—	—	16,290
Net exercise of stock options, vesting of restricted stock units and other	1,101	11	(8,836)	—	—	(8,825)
Balances at January 1, 2022	349,903	$3,499	$315,337	$935,260	$(551,603)	$702,493
Net loss	—	—	—	(127,204)	—	(127,204)
Dividends ($0.60 per common share)	—	—	—	(212,375)	—	(212,375)
Other comprehensive income	—	—	—	—	39,595	39,595
Stock-based compensation	—	—	23,157	—	—	23,157
Net exercise of stock options, vesting of restricted stock units and other	683	7	(2,391)	—	—	(2,384)
Share repurchases	(1,577)	(16)	(1,427)	(23,575)	—	(25,018)
Balances at December 31, 2022	349,009	$3,490	$334,676	$572,106	$(512,008)	$398,264

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	December 31, 2022(1)	January 1, 2022(1)	January 2, 2021(1)
Operating activities:
Net income (loss)	$(127,204)	$77,224	$(75,579)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	76,294	81,669	95,759
Amortization of acquisition intangibles	18,204	20,390	24,718
Other amortization	11,769	12,139	11,969
Inventory write-down charges	—	—	584,671
Impairment of intangible assets and goodwill	—	163,047	45,492
(Gain) loss on sale of business and classification of assets held for sale	(3,162)	312,359	—
Loss on extinguishment of debt	—	43,739	—
Amortization of debt issuance costs	7,300	12,305	11,565
Stock compensation expense	23,457	16,630	18,969
Deferred taxes	388,607	3,934	(161,215)
Other	7,511	(2,084)	8,501
Changes in assets and liabilities:
Accounts receivable	154,145	(181,173)	(6,945)
Inventories	(437,641)	(293,455)	(136,057)
Other assets	(107,742)	(40,636)	(1,144)
Accounts payable	(241,557)	368,753	(32,641)
Accrued pension and postretirement benefits	(2,023)	(40,768)	(18,832)
Accrued liabilities and other	(126,760)	69,336	79,238
Net cash from operating activities	(358,802)	623,409	448,469
Investing activities:
Capital expenditures	(112,122)	(69,272)	(53,735)
Purchase of trademarks	(103,000)	—	—
Proceeds from sales of assets	157	2,809	671
Other	(1,463)	14,008	11,982
Net cash from investing activities	(216,428)	(52,455)	(41,082)
Financing activities:
Borrowings on Term Loan Facilities	—	1,000,000	—
Repayments on Term Loan Facilities	(25,000)	(925,000)	—
Borrowings on Accounts Receivable Securitization Facility	1,840,389	—	227,061
Repayments on Accounts Receivable Securitization Facility	(1,630,889)	—	(227,061)
Borrowings on Revolving Loan Facilities	1,792,000	—	1,638,000
Repayments on Revolving Loan Facilities	(1,439,500)	—	(1,756,189)
Borrowings on Senior Notes	—	—	700,000
Repayments on Senior Notes	—	(700,000)	—
Borrowings on International Debt	—	—	31,222
Repayments on International Debt	—	—	(36,383)
Borrowings on notes payable	21,454	149,287	234,682
Repayments on notes payable	(21,713)	(149,739)	(239,008)
Share repurchases	(25,018)	—	(200,269)
Cash dividends paid	(209,312)	(209,484)	(210,385)
Payments to amend and refinance credit facilities	(3,159)	(43,186)	(15,018)
Other	(3,423)	(9,898)	(4,483)
Net cash from financing activities	295,829	(888,020)	142,169
Effect of changes in foreign exchange rates on cash	(42,815)	(32,908)	31,124
Change in cash, cash equivalents and restricted cash	(322,216)	(349,974)	580,680
Cash, cash equivalents and restricted cash at beginning of year	560,629	910,603	329,923
Cash, cash equivalents and restricted cash at end of year	238,413	560,629	910,603
Less restricted cash at end of year	—	—	1,166
Cash and cash equivalents at end of year	$238,413	$560,629	$909,437

Balances included in the Consolidated Balance Sheets:
Cash and cash equivalents	$238,413	$536,277	$900,615
Cash and cash equivalents included in current assets held for sale	—	24,352	8,822
Cash and cash equivalents at end of year	$238,413	$560,629	$909,437

(1)The cash flows related to discontinued operations have not been segregated and remain included in the major classes of assets and liabilities in the periods prior to the sale of the European Innerwear business on March 5, 2022. Accordingly, the Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.
See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Notes to Consolidated Financial Statements
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)

(1)    Basis of Presentation
Hanesbrands Inc., a Maryland corporation (the “Company”), is a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Bonds, Maidenform, Bali, Playtex, Bras N Things, JMS/Just My Size, Gear for Sports, Wonderbra, Berlei, Comfortwash, and Alternative. The Company designs, manufactures, sources and sells a broad range of basic apparel such as T-shirts, bras, panties, shapewear, underwear, socks and activewear.
The Company’s fiscal year ends on the Saturday closest to December 31. All references to “2022”, “2021” and “2020” relate to the 52-week fiscal year ended on December 31, 2022 and January 1, 2022, and the 53-week fiscal year ended on January 2, 2021, respectively. Two subsidiaries of the Company close one day after the Company’s consolidated year end. The difference in reporting of financial information for these subsidiaries did not have a material impact on the Company’s financial condition, results of operations or cash flows.
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
In addition, in the fourth quarter of 2021, the Company reached the decision to divest its U.S. Sheer Hosiery business, including the L’eggs brand, as part of its strategy to streamline its portfolio under its Full Potential plan and determined that this business met held-for-sale accounting criteria, The related assets and liabilities are presented as held for sale in the Consolidated Balance Sheets at December 31, 2022 and January 1, 2022. The operations of the U.S. Sheer Hosiery business are reported in “Other” for all periods presented in Note “Business Segment Information”. The Company is currently exploring potential purchasers for this business and expects to complete the sale within the next 12 months. See Note “Assets and Liabilities Held for Sale” for additional information.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
Upon discovering the incident, the Company took a series of measures to further safeguard the integrity of its information technology systems, including working with cybersecurity experts to contain the incident and implementing business continuity plans to restore and support continued operations. These measures also included resecuring data, remediation of the malware across infected machines, rebuilding critical systems, global password reset and enhanced security monitoring. The Company notified appropriate law enforcement authorities as well as certain data protection regulators, and in addition to the Company’s public announcements of the incident, the Company provided breach notifications and regulatory filings as required by applicable law starting in August 2022. At this time, the Company believes the incident has been contained, the Company has restored its critical information technology systems, and manufacturing, retail and other internal operations continue. There is no ongoing operational impact on the Company’s ability to provide its products and services. The Company maintains insurance, including coverage for cyber-attacks, subject to certain deductibles and policy limitations, in an amount that the Company believes appropriate.
The Company is named in two pending lawsuits in connection with its previously disclosed ransomware incident. On October 7, 2022, a putative class action was filed against “Hanes Brands [sic], Inc.” alleging, among other things, negligence, negligence per se, breach of implied contract, unjust enrichment, breach of implied covenant of good faith and fair dealing, unfair business practices under the California Business and Professions Code, and violations of the California Confidentiality of Medical Information Act in connection with the ransomware incident. The litigation is entitled, Roman v. Hanes Brands [sic], Inc., and is pending in the United States District Court for the Central District of California. Plaintiff Roman also subsequently filed a second putative class action with regard to the ransomware incident in the United States District Court for the Middle District of North Carolina on January 16, 2023, entitled Roman v. Hanesbrands,[sic] Inc., which was voluntarily dismissed without prejudice on January 20, 2023. On October 13, 2022, another putative class action was filed against HanesBrands Inc. alleging, among other things, negligence, negligence per se, breach of implied contract, invasion of privacy, and unjust enrichment in connection with the ransomware incident. The litigation is entitled, Toussaint v. HanesBrands,[sic] Inc. and is pending in the United States District Court for the Middle District of North Carolina. The pending lawsuits seek, among other things, monetary and injunctive relief. The Company is vigorously defending these matters and believes the cases are without merit. The Company does not expect any of these claims, individually or in the aggregate, to have a material adverse effect on its consolidated financial position or results of operations. However, at this early stage in the proceedings, the Company is not able to determine the probability of the outcome of these matters or a range of reasonably expected losses, if any. The Company maintains insurance, including coverage for cyber-attacks, subject to certain deductibles and policy limitations, in an amount that the Company believes appropriate.
During the year ended December 31, 2022, the Company incurred costs of $15,427, net of expected insurance recoveries, related to the ransomware attack. The costs for the year ended December 31, 2022 included $14,168 related primarily to supply chain disruptions, which are reflected in the “Cost of sales” line of the Consolidated Statements of Income and $1,259, net of expected insurance recoveries, related primarily to legal, information technology and consulting fees, which are reflected in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income. The Company continues to assess the security event and cannot determine, at this time, the full extent of the impact from such event on its business, results of operations or financial condition or whether such impact will ultimately have a material adverse effect.
Financing Arrangements
In November 2022 and in February 2023, given the economic conditions and the associated impact on earnings, the Company amended the credit agreement governing its Senior Secured Credit Facility to modify the financial covenants in order to avoid a potential covenant violation and to provide operating flexibility as described in Note “Debt”.
(2)    Summary of Significant Accounting Policies
(a) Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation, except for certain intercompany sales and related profit and receivables from the Company’s supply chain to the European Innerwear business, which is classified as discontinued operations in the consolidated financial statements and was sold on March 5, 2022. See Note “Assets and Liabilities Held for Sale” for additional information.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
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
(e) Advertising Expense
Advertising represents one of several brand building methods used by the Company. Advertising costs, which include the development and production of advertising materials and the communication of these materials through various forms of media, are expensed in the period the advertising first takes place. The Company recognized advertising expense in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income of $208,881, $208,998 and $113,586 in 2022, 2021 and 2020, respectively.
(f) Shipping and Handling Costs
Revenue received for shipping and handling costs is included in net sales and was $13,578, $19,461 and $18,943 in 2022, 2021 and 2020, respectively. Shipping costs, which comprise payments to third-party shippers, and handling costs, which consist of warehousing costs in the Company’s various distribution facilities, were $415,989, $447,131 and $389,252 in 2022, 2021 and 2020, respectively. The Company recognizes shipping, handling and distribution costs in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income.
(g) Research and Development
Research and development costs are expensed as incurred and are included in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income. Research and development includes expenditures for new product, technological improvements for existing products and process innovation, which primarily consist of salaries, consulting and supplies attributable to time spent on research and development activities. Additional costs include depreciation and maintenance for research and development equipment and facilities. Research and development expense was $38,911, $39,320 and $37,367 in 2022, 2021 and 2020, respectively.
(h) Defined Contribution Benefit Plans
The Company sponsors 401(k) plans as well as other defined contribution benefit plans. Expense for these plans was $26,296, $37,979 and $34,720 in 2022, 2021 and 2020, respectively.
(i) Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash and is included within “Other current assets” in the Consolidated Balance Sheets.
As of January 2, 2021, an indemnification escrow balance of A$1,517 (U.S. $1,166) related to the Company’s 2018 acquisition of BNT Holdco Pty Limited was held in one of the Company’s bank accounts and classified as restricted cash in the “Other current assets” line in the Consolidated Balance Sheets. This balance was paid to the sellers in the second quarter of 2021. The Company had no restricted cash as of December 31, 2022 and January 1, 2022.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
(k) Inventory Valuation
Inventories are stated at the estimated lower of cost or net realizable value. Cost is determined by the first-in, first-out, or “FIFO”, method for inventories. Obsolete, damaged, and excess inventory is carried at the net realizable value, which is determined by assessing historical recovery rates, current market conditions and future marketing and sales plans. Rebates, discounts and other cash consideration received from a vendor related to inventory purchases are reflected as reductions in the cost of the related inventory item and are therefore reflected in cost of sales when the related inventory item is sold.
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
(m) Leases
The Company accounts for leases under the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. The Company determines whether an arrangement is a lease at inception. At inception, a right of use asset and lease liability is recorded. The Company has operating leases for real estate (primarily retail stores and operating facilities) and certain equipment. The Company’s finance leases are not material. Leases with a term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.
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
In light of temporary store closures related to the COVID-19 pandemic, the Company took actions in 2020, 2021 and 2022 with respect to certain of its existing leases, including withholding rent payments and engaging with landlords to obtain rent deferrals and other rent concessions. Consistent with updated guidance from the FASB in April 2020, the Company elected to treat agreed-upon payment deferrals that resulted in the total payments required by the modified contract being substantially the same as total payments required by the contract as if there were no modifications to the lease contract. The Company elected to treat other agreed-upon rent concessions, which resulted in reduced minimum lease payments, as variable lease payments. For any agreed-upon rent concessions, which change the payment terms from minimum rental amounts to amounts

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
based on a percentage of sales volume, the Company elected to treat such changes as lease modifications under the current lease guidance.
(n) Trademarks and Other Identifiable Intangible Assets
The primary identifiable intangible assets of the Company are trademarks, licensing agreements, customer and distributor relationships and computer software. Identifiable intangible assets with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of a finite-lived intangible asset is based upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. Trademarks determined to have finite lives are generally amortized over periods ranging from 10 to 20 years, license agreements are generally amortized over periods ranging from three to 15 years, customer and distributor relationships are generally amortized over periods ranging up to 15 years and computer software and other intangibles are generally amortized over periods ranging from one to 13 years.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
(p) Cloud Computing Arrangements
The Company’s cloud computing arrangements (“CCA”) include software licenses purchased from external vendors. Software license costs, implementation costs incurred during the application development stage and other costs meeting certain criteria are capitalized while all other costs are expensed as incurred. These assets are included in computer software in the “Trademarks and other identifiable intangibles, net” line in the Consolidated Balance Sheets and amortize on a straight-line basis over their assessed useful lives. See Note “Intangible Assets and Goodwill” for additional information.
If a CCA does not include the purchase of a software license, the arrangement is accounted for as a service contract and the fees associated with the hosting service are expensed as incurred. These costs are included in prepaid assets in the “Other current assets” line in the Consolidated Balance Sheets. Implementation costs incurred during the application development stage as well as costs meeting certain criteria are capitalized and expensed on a straight-line basis over the term of the hosting contract. These assets are included in the “Other noncurrent assets” line in the Consolidated Balance Sheets. As of December 31, 2022, net capitalized CCA assets were $53,637. Changes in these assets are included in the “Other assets” line within operating activities in the Consolidated Statements of Cash Flows.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
(t) Financial Instruments
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
Net Investment Hedges
For a net investment hedge, the Company formally assesses, both at inception and on a quarterly basis thereafter, whether the designated financial instrument is highly effective as an economic hedge of foreign exchange risk associated with the hedged net investment. The change in the fair value of a derivative instrument or the change in the carrying value of a nonderivative financial instrument that is designated and highly effective as a net investment hedge is recorded as a deferred gain or loss in the cumulative translation adjustment component of AOCI, offsetting the translation gain or loss for the net investment being hedged.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
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
(v) Recently Issued Accounting Pronouncements
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, “Reference Rate Reform: Scope.” The new accounting rules provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. In December 2022, the FASB deferred the expiration date of Topic 848 with the issuance of ASU 2022-06, “Reference Rate Reform: Deferral of the Sunset Date of Topic 848.” The new accounting rules extend the relief in Topic 848 beyond the cessation date of USD LIBOR. The new accounting rules must be adopted by the fourth quarter of 2024. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations, cash flows and disclosures.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
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
(3)    Assets and Liabilities Held for Sale
Assets and liabilities classified as held for sale in the Consolidated Balance Sheets as of December 31, 2022 and January 1, 2022 consist of the following:

	December 31, 2022	January 1, 2022
U.S. Sheer Hosiery business - continuing operations	$13,327	$5,426
European Innerwear business - discontinued operations	—	321,731
Total current assets held for sale	$13,327	$327,157

U.S. Sheer Hosiery business - continuing operations	$13,327	$5,426
European Innerwear business - discontinued operations	—	311,476
Total current liabilities held for sale	$13,327	$316,902
U.S. Sheer Hosiery Business - Continuing Operations
In 2020, the Company determined that there was a triggering event associated with its U.S. Sheer Hosiery reporting unit due to a significant decline in performance below management’s expectations and loss of a future wholesale sheer hosiery program. As a result, the Company recorded impairment charges for the full amount of goodwill related to the U.S. Sheer Hosiery reporting unit of $25,173, which are reflected in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income in 2020. In the fourth quarter of 2021, the Company reached the decision to divest its U.S. Sheer Hosiery business, including the L’eggs brand, as part of its strategy to streamline its portfolio under its Full Potential plan and determined that this business met held-for-sale accounting criteria. The related assets and liabilities are presented as held for sale in the Consolidated Balance Sheets at December 31, 2022 and January 1, 2022. The Company recorded a non-cash charge of $38,364 in the fourth quarter of 2021 to record a valuation allowance against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal. In 2022, the Company recognized a non-cash gain of $3,535 to adjust the valuation allowance resulting from a decrease in carrying value due to changes in working capital. These valuation allowance adjustments are reflected in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income. The operations of the U.S. Sheer Hosiery business are reported in “Other” for all periods presented in Note “Business Segment Information”. The Company is currently exploring potential purchasers for this business and expects to complete the sale within the next 12 months.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
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
Upon meeting the criteria for held-for-sale classification in the first quarter of 2021, which qualified as a triggering event, the Company performed a full impairment analysis of the disposal group's indefinite-lived intangible assets and goodwill. As a result of the strategic decision to exit the European Innerwear business, forecasts were revised to include updated market conditions and the removal of strategic operating decisions that would no longer occur under the Company's ownership. The revised forecasts indicated impairment of certain indefinite-lived trademarks and license agreements as well as the full goodwill balance attributable to the European Innerwear business. As a result of this impairment analysis, a non-cash charge of $155,745 was recorded as "Impairment of intangible assets and goodwill" in the summarized discontinued operations financial information in 2021. In addition, the Company recorded a valuation allowance against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal, resulting in non-cash charges of $7,253 and $273,995 for the quarter and year ended January 1, 2022, respectively, as "Loss on sale of business and classification of assets held for sale" in the summarized discontinued operations financial information. The non-cash charge recorded in the quarter ended January 1, 2022 primarily resulted from changes in working capital balances and foreign exchange rates. In the year ended December 31, 2022, the Company recorded the final loss on the sale of the European Innerwear business of $373 primarily resulting from changes in working capital balances and foreign exchange rates.
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
The Company has continued certain sales from its supply chain to the European Innerwear business on a transitional basis after the sale of the business. Under the terms of the Manufacturing and Supply Agreement that was signed as part of closing the transaction, the Company will provide these services for periods up to 34 months from the closing date of the transaction. Additionally, the Company entered into a Transitional Services Agreement pursuant to which the Company will provide transitional services including information technology, human resources, facilities management, and limited finance and accounting services for periods up to 12 months from the closing date of the transaction. The sales and the related profit are included in continuing operations in the Consolidated Statements of Income and in “Other” in Note “Business Segment Information” in all periods presented and have not been eliminated as intercompany transactions in consolidation for the period when the European Innerwear business was owned by the Company. The related receivables from the European Innerwear business are included in “Trade accounts receivable, net” in the Consolidated Balance Sheets for all periods presented.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the European Innerwear business. Discontinued operations does not include any allocation of corporate overhead expense or interest expense. The key components from discontinued operations related to the European Innerwear business are as follows:

	Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Net sales	$101,314	$546,558	$598,322
Cost of sales	60,415	294,383	352,758
Gross profit	40,899	252,175	245,564
Selling, general and administrative expenses	54,689	274,408	261,410
Impairment of intangible assets and goodwill	—	155,745	20,319
Loss on sale of business and classification of assets held for sale	373	273,995	—
Operating loss	(14,163)	(451,973)	(36,165)
Other expenses	283	2,178	2,477
Interest expense, net	10	613	2,253
Loss from discontinued operations before income tax expense (benefit)	(14,456)	(454,764)	(40,895)
Income tax expense (benefit)	(18,421)	(11,020)	2,397
Net income (loss) from discontinued operations, net of tax	$3,965	$(443,744)	$(43,292)
Assets and liabilities of discontinued operations classified as held for sale in the Consolidated Balance Sheets as of December 31, 2022 and January 1, 2022 consist of the following:

	December 31, 2022	January 1, 2022
Cash and cash equivalents	$—	$24,352
Trade accounts receivable, net	—	87,353
Inventories	—	141,653
Other current assets	—	21,926
Property, net	—	62,659
Right-of-use assets	—	32,603
Trademarks and other identifiable intangibles, net(1)	—	205,204
Deferred tax assets	—	4,174
Other noncurrent assets	—	4,127
Allowance to adjust assets to estimated fair value, less costs of disposal	—	(262,320)
Total assets of discontinued operations	$—	$321,731

Accounts payable	$—	$84,327
Accrued liabilities	—	122,620
Lease liabilities	—	6,562
Notes payable	—	329
Lease liabilities - noncurrent	—	27,426
Pension and postretirement benefits	—	38,325
Other noncurrent liabilities	—	31,887
Total liabilities of discontinued operations	$—	$311,476

(1)The “Trademarks and other identifiable intangibles, net” line in the table above includes $161,693 of indefinite-lived trademarks as of January 1, 2022.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows. The following table presents cash flow and non-cash information related to discontinued operations:

	Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Depreciation	$—	$2,608	$11,650
Amortization	$—	$1,460	$5,829
Capital expenditures	$715	$8,462	$4,160
Impairment of intangible assets and goodwill	$—	$155,745	$20,319
Loss on sale of business and classification of assets held for sale	$373	$273,995	$—
Capital expenditures included in accounts payable at end of period	$—	$1,079	$3,767
Right-of-use assets obtained in exchange for lease obligations	$—	$8,672	$3,738
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
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Third-party brick-and-mortar wholesale	$4,348,424	$4,777,623	$4,334,088
Consumer-directed	1,885,226	2,023,617	1,793,073
Total net sales	$6,233,650	$6,801,240	$6,127,161
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Basic weighted average shares outstanding	349,970	351,028	352,766
Effect of potentially dilutive securities:
Stock options	—	16	—
Restricted stock units	—	1,031	—
Employee stock purchase plan and other	—	3	—
Diluted weighted average shares outstanding	349,970	352,078	352,766
The following securities were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive:

	Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Stock options	252	167	219
Restricted stock units	1,907	32	621
Employee stock purchase plan and other	8	—	5
In 2022 and 2020, all potentially dilutive securities were excluded from the diluted earnings per share calculation because the Company incurred a net loss for these years and their inclusion would be anti-dilutive.
(6)    Stock-Based Compensation
The Company established the Omnibus Incentive Plan to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to its employees, non-employee directors and employees of its subsidiaries to promote the interests of the Company, incent performance and retain employees. In April 2020, the stockholders of the Company approved the Hanesbrands Inc. 2020 Omnibus Incentive Plan (the “2020 Omnibus Plan”). The Company satisfies the requirement for common shares for share-based payments to employees pursuant to the 2020 Omnibus Plan by issuing newly authorized shares. The 2020 Omnibus Plan authorized a total of 11,000 shares of common stock of the Company for awards granted under the 2020 Omnibus Plan, plus the number of shares of common stock of the Company available for grant under the predecessor Hanesbrands Inc. Omnibus Incentive Plan (the “Prior Plan”) that had not yet been made subject to awards under the Prior Plan as of the effective date of the 2020 Omnibus Plan. The 2020 Omnibus Plan authorized 74,220 shares for awards of stock options and restricted stock units, of which 14,033 shares were available for future grants as of December 31, 2022.
In addition, during 2020, the Company granted stock awards to two newly hired executive officers outside of the 2020 Omnibus Plan in reliance on the employment inducement exemption under the New York Stock Exchange’s Listed Company Manual Rule 303A.08.
Stock Options
Under the Omnibus Incentive Plan, the exercise price of each stock option equals the closing market price of the Company’s stock on the date of grant. Options granted vest ratably over three years and can be exercised over a term of 10 years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during 2022, 2021 or 2020 under the Omnibus Incentive Plan.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
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
A summary of the changes in stock options outstanding to the Company’s employees is presented below:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Options outstanding at December 28, 2019	471	$6.79	$3,786	0.94
Granted	250	17.18
Exercised	(471)	6.79
Options outstanding at January 2, 2021	250	$17.18	$22	9.59
Granted	—	—
Exercised	—	—
Options outstanding at January 1, 2022	250	$17.18	$200	8.59
Granted	—	—
Exercised	—	—
Options outstanding at December 31, 2022	250	$17.18	$—	7.59
Options exercisable at December 31, 2022	167	$15.75	$—	7.59
There were no stock option exercises during 2022 or 2021. The total intrinsic value of options that were exercised during 2020 was $3,299.
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
During 2020, the Company granted 225 RSUs to two newly hired executive officers outside of the 2020 Omnibus Plan in reliance on the employment inducement exemption under the New York Stock Exchange’s Listed Company Manual Rule 303A.08. These grants included 119 non-performanced based awards which vest upon continued future service to the Company and 106 performanced-based awards which have a performanced-based vesting feature. These RSUs are granted to induce employment and incent performance and retention over periods of two to three years. Upon vesting, the RSUs are converted into shares of the Company’s common stock on a one-for-one basis and issued to the grantees. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is recognized over the period during which the grantees provide the requisite service to the Company.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
A summary of the changes in the restricted stock unit awards outstanding is presented below:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Nonvested share units outstanding at December 28, 2019	1,867	$16.93	$27,692	1.50
Granted — non-performanced based	1,006	14.26
Granted — performanced based	1,124	14.40
Vested	(803)	19.08
Forfeited	(83)	15.53
Nonvested share units outstanding at January 2, 2021	3,111	$14.64	$45,361	1.32
Granted — non-performanced based	970	16.11
Granted — performanced based	(149)	16.22
Vested	(1,694)	14.87
Forfeited	(117)	15.36
Nonvested share units outstanding at January 1, 2022	2,121	$16.53	$35,455	1.18
Granted — non-performanced based	1,178	15.39
Granted — performanced based	1,624	16.98
Vested	(829)	15.92
Forfeited	(435)	16.84
Nonvested share units outstanding at December 31, 2022	3,659	$16.46	$23,268	1.24
The total fair value of shares vested during 2022, 2021 and 2020 was $13,199, $25,201 and $15,325, respectively. Certain participants elected to defer receipt of shares earned upon vesting.
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
For all share-based payments under the Omnibus Incentive Plan and outside the Omnibus Incentive Plan in 2020, the Company recognized compensation expense and deferred tax benefits as follows:

	Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Compensation expense included in continuing operations	$23,357	$16,065	$18,202
Compensation expense included in discontinued operations	(200)	225	462
Total compensation expense	$23,157	$16,290	$18,664

Deferred tax benefit recognized in continuing operations	$—	$2,499	$1,808
At December 31, 2022, there was $23,329 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $16,349, $6,097, and $883 is expected to be recognized in continuing operations in 2023, 2024, and 2025, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
(7)    Trade Accounts Receivable
Allowances for Trade Accounts Receivable
The changes in the Company’s allowance for doubtful accounts and allowance for chargebacks and other deductions are as follows:

	Allowance for Doubtful Accounts	Allowance for Chargebacks and Other Deductions	Total
Balance at December 28, 2019	$16,277	$10,213	$26,490
Charged to expenses	31,661	14,631	46,292
Deductions, write-offs and adjustments	(14,986)	(9,864)	(24,850)
Currency translation	651	162	813
Balance at January 2, 2021	$33,603	$15,142	$48,745
Charged to expenses	2,279	24,501	26,780
Deductions, write-offs and adjustments	2,663	(15,245)	(12,582)
Currency translation	(707)	(288)	(995)
Balance at January 1, 2022	$37,838	$24,110	$61,948
Charged to expenses	6,721	20,432	27,153
Deductions, write-offs and adjustments	(19,753)	(16,180)	(35,933)
Currency translation	(658)	(487)	(1,145)
Balance at December 31, 2022	$24,148	$27,875	$52,023
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
Sales of Accounts Receivable
The Company has entered into agreements to sell selected trade accounts receivable to financial institutions based on programs offered by certain of the Company’s largest customers as well as programs sponsored by the Company. As a result of the strong credit worthiness of these customers, the discount taken on most of these programs is less than the marginal borrowing rate on the Company’s variable rate credit facilities. In all agreements, after the sale, the Company does not retain any beneficial interests in the receivables. The applicable financial institution services and collects the accounts receivable directly from the customer for programs offered by the Company’s customers. For programs sponsored by the Company, the Company maintains continued involvement as the servicer to collect the accounts receivable from the customer and remit payment to the financial institution. Net proceeds of these accounts receivable sale programs are recognized in the Consolidated Statements of Cash Flows as part of operating cash flows.
The Company recognized total funding fees of $8,823, $3,312 and $4,932 in 2022, 2021 and 2020, respectively, for sales of accounts receivable to financial institutions in the “Other expenses” line in the Consolidated Statements of Income.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
(8)    Inventories
Inventories consisted of the following:

	December 31, 2022	January 1, 2022
Raw materials	$69,279	$68,683
Work in process	107,904	110,246
Finished goods	1,802,489	1,405,086
	$1,979,672	$1,584,015
(9)    Property, Net
Property is summarized as follows:

	December 31, 2022	January 1, 2022
Land	$26,209	$26,368
Buildings and improvements	430,043	430,235
Machinery and equipment	994,829	998,891
Construction in progress	50,895	42,375
	1,501,976	1,497,869
Less accumulated depreciation	1,059,572	1,056,468
Property, net	$442,404	$441,401
Capital expenditures included in accounts payable at December 31, 2022, January 1, 2022 and January 2, 2021 were $10,549, $23,085 and $14,164, respectively.
(10)    Leases
The Company has operating leases for real estate (primarily retail stores and operating facilities) and certain equipment. The Company does not have any finance leases. The Company’s leases have remaining lease terms of one month to 35 years, some of which include options to extend the leases for up to 15 years, and some of which include options to terminate the leases within one year.
Total operating lease costs, which includes short-term leases and variable cost, were $239,854, $236,139 and $218,506 for 2022, 2021 and 2020, respectively. For 2022, 2021 and 2020, variable costs of $82,165, $77,496 and $69,210, respectively, were included in total operating lease costs. Short-term lease costs were immaterial for 2022, 2021 and 2020.
The following table presents supplemental cash flow and non-cash information related to leases:

	Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from leases	$146,439	$157,138	$179,591
Right-of-use assets obtained in exchange for lease obligations - non-cash activity	$81,571	$59,864	$47,349
The following table presents supplemental information related to lease terms and discount rates:

	Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Weighted average remaining lease term	5.0 years	4.7 years	5.0 years
Weighted average discount rate	4.77%	4.55%	4.65%

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
The following table presents maturities of operating lease liabilities as of December 31, 2022:

2023	$127,996
2024	108,165
2025	75,007
2026	71,011
2027	48,370
Thereafter	69,034
Total lease payments	499,583
Less interest	58,145
$441,438
As of December 31, 2022, the Company’s operating lease liabilities exclude $55,240 of additional operating lease commitments that have not yet commenced. These operating lease liabilities will be paid over a period of 10 years.
(11)    Intangible Assets and Goodwill
(a) Intangible Assets
The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

	Gross	Accumulated Amortization	Net Book Value
Year ended December 31, 2022:
Intangible assets subject to amortization:
Trademarks and brand names	$40,128	$28,633	$11,495
Licensing agreements	89,523	68,205	21,318
Customer and distributor relationships	122,283	81,099	41,184
Computer software	109,209	72,626	36,583
Other intangibles	5,160	5,043	117
	$366,303	$255,606	110,697
Intangible assets not subject to amortization:
Trademarks			1,142,746
Perpetual licensing agreements and other			2,250
Net book value of intangible assets			$1,255,693

	Gross	Accumulated Amortization	Net Book Value
Year ended January 1, 2022:
Intangible assets subject to amortization:
Trademarks and brand names	$43,187	$29,678	$13,509
Licensing agreements	92,370	65,828	26,542
Customer and distributor relationships	132,971	78,647	54,324
Computer software	97,464	62,064	35,400
Other intangibles	3,984	3,720	264
	$369,976	$239,937	130,039
Intangible assets not subject to amortization:
Trademarks			1,087,881
Perpetual licensing agreements and other			2,250
Net book value of intangible assets			$1,220,170

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
In June of 2022, the Company purchased the Champion trademark for footwear in the United States, Puerto Rico and Canada from Keds, LLC (“KEDS”) for $102,500. The trademark was recorded in “Trademarks and other identifiable intangibles, net” line in the Consolidated Balance Sheets and has an indefinite life. The Company previously licensed the Champion trademark for footwear in these locations. The purchase of the trademark was part of an agreement with KEDS settling litigation between the two parties and is another step forward in the Company’s Full Potential plan of growing the global Champion brand.
In connection with the annual impairment testing performed in the third quarter of 2022, the Company performed a quantitative assessment, utilizing an income approach to estimate the fair value of each indefinite-lived intangible asset. The most significant assumptions include the weighted average cost of capital, revenue growth rate, terminal growth rate and operating profit margin, all of which are used to estimate the fair value of the indefinite-lived intangible assets. The tests indicated the indefinite-lived intangible assets had fair values that exceeded their carrying values, and no impairment of trademarks or other identifiable intangible assets was identified as a result of the annual testing conducted in 2022.
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
The amortization expense in continuing operations for intangible assets subject to amortization was $29,973, $31,069 and $30,858 for 2022, 2021 and 2020, respectively. The estimated amortization expense for the next five years, assuming no change in the estimated useful lives of identifiable intangible assets or changes in foreign exchange rates is as follows: $29,728 in 2023, $25,338 in 2024, $21,602 in 2025, $12,234 in 2026 and $5,261 in 2027.
(b) Goodwill
Goodwill and the changes in those amounts during the period are as follows:

	Innerwear	Activewear	International	Other	Total
Net book value at January 2, 2021	$406,853	$316,384	$433,201	$2,500	$1,158,938
Currency translation	—	—	(25,843)	—	(25,843)
Net book value at January 1, 2022	$406,853	$316,384	$407,358	$2,500	$1,133,095
Currency translation	—	—	(24,188)	—	(24,188)
Net book value at December 31, 2022	$406,853	$316,384	$383,170	$2,500	$1,108,907
In connection with the annual goodwill impairment testing performed during the third quarter of 2022, the Company performed a quantitative assessment utilizing an income approach to estimate the fair value of each reporting unit. The most significant assumptions include the weighted average cost of capital, revenue growth rate, terminal growth rate and operating profit margin, all of which are used to estimate the fair value of the reporting units. The tests indicated the reporting units had fair values that exceeded their carrying values, and no impairment of goodwill was identified as a result of the annual testing conducted in 2022.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
(12)    Debt
A summary of the Company’s debt is presented below:

	Interest Rate as of December 31, 2022	Principal Amount
		December 31, 2022	January 1, 2022	Maturity Date
Senior Secured Credit Facility:
Revolving Loan Facility	5.83%	$352,500	$—	November 2026
Term Loan A	5.92%	975,000	1,000,000	November 2026
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	4.63%	900,000	900,000	May 2024
3.5% Senior Notes	3.50%	535,275	568,634	June 2024
Accounts Receivable Securitization Facility	5.09%	209,500	—	June 2023
		3,872,275	3,368,634
Less long-term debt issuance costs		13,198	17,543
Less current maturities		247,000	25,000
		$3,612,077	$3,326,091
As of December 31, 2022 the Company’s primary financing arrangements were the senior secured credit facility (the “Senior Secured Credit Facility”), 4.875% senior notes (the “4.875% Senior Notes”), 4.625% senior notes (the “4.625% Senior Notes”), 3.5% senior notes (the “3.5% Senior Notes”) and the accounts receivable securitization facility (the “ARS Facility”). The outstanding balances at December 31, 2022 and January 1, 2022 are reported in the “Accounts Receivable Securitization Facility”, “Current portion of long-term debt” and “Long-term debt” lines in the Consolidated Balance Sheets.
The Company intends to refinance certain of its indebtedness with upcoming maturities, including an aggregate of approximately $1,435,275 of its 4.625% Senior Notes due in May 2024 and its 3.5% Senior Notes due in June 2024 in the first quarter of 2023. Any such refinancings will depend on market conditions and other relevant factors and there can be no assurance such refinancings will be pursued or completed.
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
The $1,000,000 Revolving Loan Facility, a portion of which is available to be borrowed in Euros or Australian dollars, is used for general corporate purposes and working capital needs. All borrowings under the Revolving Loan Facility may be repaid and reborrowed from time to time without penalty but must be repaid in full upon maturity.
The proceeds of the $1,000,000 Term Loan Facility were used to refinance the Term Loan A, which resulted in an increase in term loan borrowings of $390,625 in November 2021 when the amendment became effective, and to redeem, together with cash on hand, the 5.375% Senior Notes. Outstanding borrowings under the Term Loan A are repayable in equal quarterly installments of the following amounts per annum, calculated as a percentage of the original principal amount: 2.5% in years one and two, 5.0% in years three and four and 7.5% in year five, with the remainder to be repaid at maturity. The Company is required to prepay any outstanding amounts in connection with (i) the incurrence of certain indebtedness and (ii) non-ordinary course asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds in any period of twelve-consecutive months, with customary reinvestment provisions.
In 2021, redemption of the 5.375% Senior Notes required payment of a make-whole premium of $34,840 and the

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
redemption of the 5.375% Senior Notes and the refinancing of the Senior Secured Credit Facility resulted in a non-cash charge of $8,899 for the write-off of unamortized debt issuance costs. Additionally, in 2021, the Company incurred fees of $9,729 related to the refinancing, of which $1,960 was charged to expense and $7,769 was capitalized as debt issuance costs that are being amortized to interest expense over the remaining term of the Senior Secured Credit Facility. The make-whole premium payment, debt issuance costs write-off and fees charged to expense resulted in a one-time charge of $45,699, which is reported in the “Other expenses” line in the Consolidated Statements of Income in 2021. The cash payments for the make-whole premium and fees capitalized as debt issuance costs are reported in “Net cash from financing activities” in the Consolidated Statements of Cash Flows in 2021.
Prior to the amendments of the Senior Secured Credit Facility in November 2022 and in February 2023 described below, borrowings under the Senior Secured Credit Facility bear interest at a variable rate based on, at the Company’s option, either LIBOR or an alternative base rate (both as defined in the Senior Secured Credit Facility), or the appropriate LIBOR benchmark for non-U.S. dollar borrowings, plus, in each case, an applicable margin. The applicable margin is based on the Company’s leverage ratio (as defined in the Senior Secured Credit Facility), ranging from a maximum of 1.75% in the case of LIBOR-based loans and 0.75% in the case of base rate loans if the Company’s leverage ratio is greater than or equal to 4.50 to 1.00, and steps down in varying increments to a minimum of 1.00% in the case of LIBOR-based loans and 0.00% in the case of base rate loans if the Company’s leverage ratio is less than 2.25 to 1.00. The Senior Secured Credit Facility provides a mechanism for determining an alternative rate of interest in the event that the LIBOR or LIBOR benchmark rates cease to be provided or are no longer representative of the underlying market and economic reality they are intended to measure and, in conjunction with the November 2022 amendment described below, the Company transitioned the Senior Secured Credit Facility from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). The applicable margin for SOFR-based loans are the same as LIBOR-based loans prior to the amendment of the Senior Secured Credit Facility in November 2022. The amendments of the Senior Secured Credit Facility in November 2022 and in February 2023 added two new tiers to the top of the pricing grid for the leverage ratio which resulted in an increase in the maximum applicable margin to 2.25% in the case of SOFR-based loans and 1.25% in the case of base rate loans if the Company’s leverage ratio is greater than or equal to 5.50 to 1.00 during the covenant relief period and will revert back to the original ranges subsequent to the covenant relief period. The applicable margin was 1.50% plus a 10 basis points credit spread adjustment for SOFR-based loans and 0.50% for base rate loans as of December 31, 2022. Interest is payable quarterly for base rate loans, but the Company has the option to pay interest on a more frequent, or less frequent, basis for LIBOR-based loans.
The commitment fee for the unused portion of the Revolving Loan Facility is based on the Company’s leverage ratio, prior to the amendments of the Senior Secured Credit Facility in November 2022 and in February 2023 described below, (as defined in the Senior Secured Credit Facility), ranging from a maximum of 0.25% when the leverage ratio is greater than or equal to 4.50 to 1.00, and will step down in varying increments to a minimum of 0.15% when the leverage ratio is less than 2.25 to 1.00. The amendments of the Senior Secured Credit Facility in November 2022 and in February 2023 as described below added two new tiers to the top of the pricing grid for the leverage ratio which resulted in an increase in the maximum commitment fee to 0.35% if the Company’s leverage ratio is greater than or equal to 5.50 to 1.00 during the covenant relief period and will revert back to the original ranges subsequent to the covenant relief period. The commitment fee was 0.25% as of December 31, 2022.
A portion of the Revolving Loan Facility is available for the issuances of letters of credit and the making of swingline loans, and any such issuance of letters of credit or making of a swingline loan will reduce the amount available under the Revolving Loan Facility. As of December 31, 2022, the Company had $642,546 of borrowing availability under the Revolving Loan Facility after taking into account $352,500 of USD revolver loans and $4,954 of standby and trade letters of credit issued and outstanding under this facility.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
and indirect U.S. subsidiaries and 65% of the voting securities of certain first tier foreign subsidiaries and substantially all present and future property and assets of the Company and each guarantor, except for certain enumerated interests.
The Senior Secured Credit Facility requires the Company to comply with customary affirmative, negative and financial covenants. The financial covenants include a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio, each of which is defined in the Senior Secured Credit Facility. The method of calculating all of the components used in the covenants, is included in the Senior Secured Credit Facility.
In November 2022 and in February 2023, given the economic conditions and the associated impact on earnings, the Company amended the credit agreement governing its Senior Secured Credit Facility to modify the financial covenants in order to avoid a potential covenant violation and to provide operating flexibility. The amendments effect changes to certain provisions and covenants under the Senior Secured Credit Facility during the period beginning with the fiscal quarter ended December 31, 2022 and continuing through the fiscal quarter ending March 30, 2024 or such earlier date as we may elect (such period of time, the “Covenant Relief Period”), including: (a) an increase in the maximum consolidated net total leverage ratio to 5.25 to 1.00 for the quarter ended December 31, 2022, 6.75 to 1.00 for the quarter ending April 1, 2023, 7.25 to 1.00 for the quarter ending July 1, 2023, 6.75 to 1.00 for the quarter ending September 30, 2023, 5.25 to 1.00 for the quarter ending December 30, 2023, and 5.00 to 1.00 for the quarter ending March 30, 2024, and reverting back to 4.50 to 1.00 for each quarter after the Covenant Relief Period has ended; (b) a reduction of the minimum interest coverage ratio from 3.00 to 1.00 to 2.60 to 1.00 for the quarter ended December 31, 2022 and the quarter ending April 1, 2023, 2.00 to 1.00 for the quarters ending July 1, 2023, September 30, 2023 and December 30, 2023, and 2.50 to 1.00 for the quarter ending March 30, 2024, with an increase to 2.75 to 1.00 for each quarter after the Covenant Relief Period has ended; (c) suspension of restricted payments in connection with share repurchases; (d) suspension of restricted payments pursuant to the Company's leverage ratio-based and "Available Amount" restricted payments baskets, (e) a cap on annual dividend payments of $75,000, which will revert back to the greater of (x) $350,000 and (y) 8.0% of Total Tangible Assets after the Covenant Relief Period has ended; (f) suspension of the Company’s “Available Amount” basket for investments in foreign subsidiaries and other investments; (g) suspension of the 0.50 to 1.00 increase in the maximum permitted consolidated net total leverage ratio resulting from a material permitted acquisition; and (h) the addition of two new tiers to the top of the pricing grid if the maximum consolidated net total leverage ratio exceeds 5.00 to 1.00 and 5.50 to 1.00. In conjunction with the Second Amendment, we transitioned the Senior Secured Credit Facility from the London Interbank Offered Rate to the Secured Overnight Financing Rate with a 10 basis points credit spread adjustment already included in the Senior Secured Credit Facility. In addition, the Third Amendment limits the Company's ability to incur incremental secured indebtedness during the Covenant Relief Period to $1,750,000, subject to compliance with the financial covenants.
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
As of December 31, 2022, the Company was in compliance with all financial covenants related to the Senior Secured Credit Facility. The Company expects to maintain compliance with its financial covenants, as amended in February 2023, for at least one year from the issuance of these financial statements based on its current expectations and forecasts. If economic conditions worsen and the Company’s earnings and operating cash flows do not start to recover as currently estimated by management, this could impact the Company’s ability to maintain compliance with its amended financial covenants and require the Company to seek additional amendments to its Senior Secured Credit Facility. If the Company is not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
ARS Facility
Borrowings under the ARS Facility, which was entered into in November 2007, are permitted only to the extent that the face value of the receivables in the collateral pool, net of applicable concentrations, reserves and other deductions, exceeds the outstanding loans and are also subject to a quarterly fluctuating facility limit, which is not to exceed $225,000 (previously $175,000) resulting from the Company’s amendment of the facility in June 2022, which also extended the maturity date to June 2023. Additionally, the amendment changed the Company’s interest rate option as defined in the ARS Facility from the rate announced from time to time by PNC Bank, N.A. as its prime rate or the LIBOR to the rate announced from time to time by PNC Bank, N.A. as its prime rate or the SOFR and increased certain receivables to the pledged collateral pool for the facility. The Company’s maximum borrowing capacity under the ARS Facility was $222,693 as of December 31, 2022. The Company had $13,193 of borrowing availability under the ARS Facility at December 31, 2022.
Under the terms of the ARS Facility, the Company and certain of its subsidiaries sell or otherwise assign, on an ongoing basis, certain domestic trade receivables to HBI Receivables LLC (“Receivables LLC”), a wholly owned bankruptcy-remote subsidiary that in turn pledges the trade receivables to secure the borrowings, which are funded through conduits and financial institutions that are not affiliated with the Company. Funding under the ARS Facility is received either from conduits party to the ARS Facility through the issuance of commercial paper in the short-term market or through committed bank purchasers. The assets and liabilities of Receivables LLC are fully reflected on the Consolidated Balance Sheets, and the securitization is treated as a secured borrowing by Receivables LLC from the third-party conduits and financial institutions party thereto for accounting purposes, but the assets of Receivables LLC will be used solely to satisfy the creditors of Receivables LLC, not the Company’s other creditors. The borrowings under the ARS Facility remain outstanding throughout the term of the agreement subject to Receivables LLC maintaining sufficient eligible receivables, by continuing to acquire trade receivables from the Company and certain of its subsidiaries, unless an event of default occurs.
Availability of funding under the ARS Facility depends primarily upon the eligible outstanding receivables balance. The outstanding balance under the ARS Facility is reported on the Consolidated Balance Sheets in the line “Accounts Receivable Securitization Facility.” In the case of any creditors party to the ARS Facility that are conduits, the yield on the commercial paper, which is the conduits’ cost to issue the commercial paper plus certain dealer fees, is considered a financing cost and is included in the “Interest expense, net” line in the Consolidated Statements of Income. In the case of any creditors party to the ARS Facility that are committed bank purchasers, the interest rate would be payable at the Company’s option at the rate announced from time to time by PNC Bank, N.A. as its prime rate or at the SOFR (as defined in the ARS Facility) plus the applicable margin in effect from time to time. If the SOFR (as defined in the ARS Facility) is unavailable or otherwise does not accurately reflect the costs to these creditors related to the borrowings, the interest rate would generally default to the prime rate. These amounts are also considered financing costs and are included in the “Interest expense, net” line in the Consolidated Statements of Income. In addition, Receivables LLC is required to make certain indemnity and other payments to a conduit purchaser, a committed purchaser, or certain entities that provide funding to or are affiliated with them, including in the event that assets and liabilities of a conduit purchaser subject to the ARS Facility are consolidated for financial and/or regulatory accounting purposes with certain other entities.
The ARS Facility contains customary events of default and requires the Company to maintain the same interest coverage ratio and leverage ratio contained from time to time in the Senior Secured Credit Facility, provided that any changes to such covenants will only be applicable for purposes of the ARS Facility if approved by the managing agents or their affiliates. As of December 31, 2022, the Company was in compliance with all financial covenants.
Other
The Company had $32,266 of borrowing availability under other international credit facilities after taking into account outstanding borrowings and letters of credit outstanding under the applicable facilities at December 31, 2022.
Future Principal Payments
Future principal payments for all of the facilities described above are as follows: $247,000 due in 2023, $1,485,275 due in 2024, $62,500 due in 2025, and $2,077,500 due in 2026.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
Cash Paid for Interest
Total cash paid for interest related to debt in 2022, 2021 and 2020 was $150,452, $161,202 and $157,094, respectively.
Debt Issuance Costs
During 2022, 2021 and 2020, the Company paid $3,159, $8,346 and $15,010, respectively, in capitalized debt issuance costs related to the Company’s financing arrangements within continuing operations. Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which range from one to 10 years. As of December 31, 2022, the net carrying value of unamortized debt issuance costs for the revolving loan facilities, which is included in “Other noncurrent assets” in the Consolidated Balance Sheets, was $6,831 and the net carrying value of unamortized debt issuance costs for the remainder of the Company’s debt, which is included in “Long-term debt” in the Consolidated Balance Sheets was $13,198. The Company’s debt issuance cost amortization in continuing operations was $7,300, $12,305 and $11,349 in 2022, 2021 and 2020, respectively.
(13)    Defined Benefit Pension Plans
At December 31, 2022, the Company’s pension plans consisted of the U.S. pension plans, which includes the Hanesbrands Inc. Legacy Pension Plan and the Hanesbrands Inc. Pension Plan (together, the “U.S. Pension Plans”), various nonqualified retirement plans and international plans, which include certain defined benefit plans acquired in connection with the purchases of Champion Europe and Hanes Australasia. Benefits under the U.S Pension Plans were frozen effective December 31, 2005. Effective December 1, 2022, the Company spun-off the majority of participants in the Hanesbrands Inc. Pension Plan into a new, separate plan, the Hanesbrands Inc. Legacy Pension Plan. A small number of participants remained in the Hanesbrands Inc. Pension Plan, representing approximately 1% of the total participants and 1% of the total projected benefit obligation.
The components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) of the Company’s noncontributory defined benefit pension plans were as follows:

	Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Service cost	$1,345	$1,488	$1,406
Interest cost	27,669	23,812	33,552
Expected return on assets	(49,189)	(45,923)	(42,278)
Settlement cost	(6)	861	121
Amortization of:
Prior service cost	(6)	(6)	(6)
Net actuarial loss	20,972	24,440	22,277
Net periodic benefit cost	$785	$4,672	$15,072

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net (gain) loss	$(130,000)	$(96,334)	$38,484
Prior service credit	6	6	6
Total (gain) loss recognized in other comprehensive income (loss)	(129,994)	(96,328)	38,490
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(129,209)	$(91,656)	$53,562

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
The funded status of the Company’s defined benefit pension plans at the respective year ends was as follows:

	December 31, 2022	January 1, 2022
Benefit obligation:
Beginning of year	$1,216,161	$1,299,943
Service cost	1,345	1,488
Interest cost	27,669	23,812
Benefits paid	(64,786)	(62,525)
Settlements	(125)	(2,072)
Impact of exchange rate change	(2,603)	(1,128)
Actuarial gain	(251,426)	(43,325)
Other	(36)	(32)
End of year	926,199	1,216,161

Fair value of plan assets:
Beginning of year	973,598	920,316
Actual return on plan assets	(93,497)	73,567
Employer contributions	2,831	44,658
Benefits paid	(64,786)	(62,525)
Settlements	(125)	(2,072)
Impact of exchange rate change	(1,741)	(314)
Other	(36)	(32)
End of year	816,244	973,598
Funded status	$(109,955)	$(242,563)
The actuarial gain in 2022 and 2021 included in benefit obligations was primarily driven by increases in the U.S. discount rate assumptions.
As most of the Company’s pension plans are frozen, the accumulated benefit obligation (“ABO”) approximates the benefit obligation. The total benefit obligation and the benefit obligation and fair value of plan assets for the Company’s pension plans with benefit obligations in excess of plan assets are as follows:

	December 31, 2022	January 1, 2022
Benefit obligation	$926,199	$1,216,161
Plans with benefit obligation in excess of plan assets:
Benefit obligation	905,749	1,188,558
Fair value of plan assets	790,641	942,733
Amounts recognized in the Company’s Consolidated Balance Sheets consist of:

	December 31, 2022	January 1, 2022
Other noncurrent assets	$5,153	$3,262
Accrued liabilities and other: Payroll and employee benefits	(2,388)	(2,225)
Pension and postretirement benefits	(112,720)	(243,600)
Accumulated other comprehensive loss	(440,529)	(570,523)
Amounts recognized in accumulated other comprehensive loss consist of:

	December 31, 2022	January 1, 2022
Prior service cost	$(133)	$(139)
Actuarial loss	440,662	570,662
Accumulated other comprehensive loss	$440,529	$570,523

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
(a) Measurement Date and Assumptions
A December 31 measurement date is used to value plan assets and obligations for the pension plans. In determining the discount rate, the Company utilizes a full yield curve approach in the calculation of the plan obligation and interest cost and service cost components of net periodic benefit cost. The specific spot rates along the yield curve are applied to the relevant projected cash flows, and single equivalent discount rates are shown for disclosure purposes. The expected long-term rate of return on plan assets was based on the Company’s investment policy target allocation of the asset portfolio among various asset classes and the expected real returns of each asset class over various periods of time. The weighted average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations for the periods presented were as follows:

	December 31, 2022	January 1, 2022	January 2, 2021
Net periodic benefit cost:
Discount rate	2.88%	2.55%	3.25%
Long-term rate of return on plan assets	5.24	4.95	4.97
Rate of compensation increase(1)	3.09	3.10	3.07
Interest crediting rate	5.50	5.50	5.50

Plan obligations:
Discount rate	5.15%	2.88%	2.55%
Rate of compensation increase(1)	3.08	3.09	3.10
Interest crediting rate	5.50	5.50	5.50

(1)For December 31, 2022, January 1, 2022 and January 2, 2021, the compensation assumption only applies to certain international plans as the benefits of the U.S. pension plans are now all frozen.
(b) Plan Assets, Expected Benefit Payments, and Funding
The allocation of pension plan assets as of the respective period end measurement dates is as follows:

	December 31, 2022	January 1, 2022
Asset category:
Hedge fund of funds	39%	37%
Foreign equity securities	21	22
U.S. equity securities	19	21
Debt securities	10	11
Real estate	8	6
Commodities	2	3
Cash and other	1	0
The Company’s asset strategy and primary investment objective are to maximize the principal value of the plan assets to meet current and future benefit obligations to plan participants and their beneficiaries. To accomplish this goal, the assets of the plan are broadly diversified to protect against large investment losses and to reduce the likelihood of excessive volatility of returns. Diversification of assets is achieved through strategic allocations to various asset classes, as well as various investment styles within these asset classes, and by retaining multiple, third-party investment management firms with complementary investment styles and philosophies to implement these allocations. The Company has established a target asset allocation based upon analysis of risk/return trade-offs and correlations of asset mixes given long-term historical data, prospective capital market returns and forecasted liabilities of the plans. The target asset allocation approximates the actual asset allocation as of December 31, 2022. In addition to volatility protection, diversification enables the assets of the plan the best opportunity to provide adequate returns in order to meet the Company’s investment return objectives. These objectives include, over a rolling five-year period, to achieve a total return that exceeds the required actuarial rate of return for the plan and to outperform a passive portfolio, consisting of a similar asset allocation.
The Company utilizes market data or assumptions that market participants would use in pricing the pension plan assets. The Level 1 assets consisted primarily of certain U.S. equity securities, certain foreign equity securities, certain debt securities

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
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
Expected benefit payments are as follows: $66,272 in 2023, $66,619 in 2024, $67,295 in 2025, $68,302 in 2026, $69,553 in 2027 and $340,853 in 2028 through 2032.
The Company has no required cash contribution to its U.S. Pension Plans in 2023 based on a preliminary calculation by its actuary. The Company made no cash contributions to its U.S. Pension Plans in 2022. Prior to the plan spin-off described above, on January 4, 2021, the Company made a contribution of $40,000 to the U.S. Pension Plans.
(c) Nonretirement Postemployment Benefit Plans
Certain of the international plans, specifically those acquired in connection with the purchase of Champion Europe, are in substance nonretirement postemployment benefit plans, which are future liabilities funded through future operational results of the Company. However, for purposes of consolidation, the Company is including these plans within the defined benefit reporting. At December 31, 2022 and January 1, 2022, the total amounts accrued for these plans were $871 and $1,171, respectively and the total expense was $9, $8 and $16 for 2022, 2021 and 2020, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
(14)    Income Taxes
The Company generated income (loss) from continuing operations before income tax expense of $352,738, $581,075, and $(142,227) for the years 2022, 2021 and 2020, respectively. The provision for income tax expense (benefit) computed by applying the U.S. statutory rate to income (loss) from continuing operations before income tax expense as reconciled to the actual provisions were:

	Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Income (loss) from continuing operations before income tax expense:
Domestic	(45.0)%	(3.3)%	445.1%
Foreign	145.0	103.3	(345.1)
	100.0%	100.0%	100.0%

Tax expense at U.S. statutory rate	21.0%	21.0%	21.0%
State income tax	(1.6)	(0.7)	17.0
Tax on actual and planned remittances of foreign earnings	(1.6)	1.5	5.4
Tax on foreign earnings due to U.S. tax reform including measurement period adjustments (1)	—	(0.3)	26.9
Tax on foreign earnings (U.S. tax reform - GILTI and FDII)	3.8	1.7	(2.3)
Foreign taxes less than U.S. statutory rate	(14.0)	(12.3)	39.0
Statutory stock deduction and other foreign adjustments(2)	22.5	—	(34.5)
Employee benefits	1.0	0.3	(2.2)
Changes in valuation allowance	101.1	1.9	(14.2)
Release of unrecognized tax benefit reserves	(1.1)	(0.9)	13.2
State tax rate change	3.1	1.0	0.3
Tax provision adjustments and revisions to prior years' returns	3.6	(1.6)	(1.0)
Nondeductible expenses and tax exempt income, net	(1.2)	(0.4)	10.2
Nondeductible impairment charges	—	—	(3.7)
Domestic income tax credits	(0.7)	(0.4)	2.3
Other, net	1.3	(0.5)	(0.1)
Taxes at effective worldwide tax rates	137.2%	10.3%	77.3%

(1)In 2020, the Company continued to analyze the impacts of the Tax Cuts and Jobs Act (the “Tax Act”) and recently issued regulations that have been published to help taxpayers interpret and apply the legislation. As a result of its analysis, the Company changed its estimate of the tax liability due in connection with the one-time mandatory transition tax and recognized a $4,668 income tax benefit in 2021 and a $38,315 income tax benefit in 2020.
(2)During the year ending January 2, 2021, the Company recorded $49,082 of tax expense due to recapture of previous net operating losses created by statutory impairment. This amount is offset in the change in valuation allowance section of the rate reconciliation. During the year ending December 31, 2022, the Company recorded a deferred tax liability related to tax impairments of subsidiary stock in Switzerland which created a net operating loss carryforward. Pursuant to Swiss tax law, the loss created is subject to recapture for which a deferred tax liability was recorded in excess of the deferred tax asset.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
Current and deferred tax provisions (benefits) were:

	Current	Deferred	Total
Year ended December 31, 2022
Domestic	$15,188	$201,112	$216,300
Foreign	83,607	95,558	179,165
State	(2,712)	91,154	88,442
	$96,083	$387,824	$483,907

Year ended January 1, 2022
Domestic	$(15,176)	$6,934	$(8,242)
Foreign	66,844	1,421	68,265
State	(2,948)	3,032	84
	$48,720	$11,387	$60,107

Year ended January 2, 2021
Domestic	$(7,770)	$(136,221)	$(143,991)
Foreign	46,701	34,066	80,767
State	6,256	(52,972)	(46,716)
	$45,187	$(155,127)	$(109,940)

	Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Cash payments for income taxes	$95,331	$95,011	$107,577

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
The deferred tax assets and liabilities at the respective year-ends were as follows:

	December 31, 2022	January 1, 2022
Deferred tax assets:
Inventories	$92,347	$64,425
Bad debt allowance	15,854	15,605
Accrued expenses	15,492	20,863
Employee benefits	55,687	104,845
Tax credits	10,859	4,804
Net operating loss and other tax carryforwards	562,326	410,921
Leasing	112,619	112,423
Property and equipment	6,094	4,707
Section 163(j)	50,695	46,729
Capitalized research costs	17,501	5,873
Other	1,029	—
Gross deferred tax assets	940,503	791,195
Less valuation allowances	(626,540)	(306,221)
Deferred tax assets	313,963	484,974

Deferred tax liabilities:
Derivatives	13,781	10,303
Section 481(a) liability	—	23,881
Leasing	101,558	99,470
Accrued tax on unremitted foreign earnings	26,128	38,812
Intangibles	41,331	43,917
Other	—	392
Statutory impairment	247,360	—
Prepaids	877	434
Deferred tax liabilities	431,035	217,209

Net deferred tax assets (liabilities)	$(117,072)	$267,765
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
The changes in the Company’s valuation allowance for deferred tax assets are as follows:

December 28, 2019	$188,554
Charged to income tax expense	14,959
Charged to other accounts(1)	1,341
January 2, 2021	$204,854
Charged to income tax expense	4,343
Charged to other accounts(1)	97,024
January 1, 2022	$306,221
Charged to income tax expense	356,740
Charged to other accounts(1)	(36,421)
December 31, 2022	$626,540

(1)Charges to other accounts include the effects of foreign currency translation, purchase accounting adjustments and changes to valuation allowances as a result of intraperiod tax allocations.
As of December 31, 2022, the valuation allowance for deferred tax assets was $626,540, made up of $306,743 for foreign loss carryforwards, $21,232 for other foreign deferred tax assets, $63,619 for federal and state operating loss carryforwards, and $234,946 for other federal and state deferred tax assets. The net change in the total valuation allowance for 2022 was $320,319, which relates to an increase of $24,172 for foreign loss carryforwards, an increase of $9,166 for other foreign deferred tax assets, an increase of $52,035 for federal and state operating loss carryforwards and an increase of $234,946 for other federal and state deferred tax assets.
The domestic net increase reflects a full valuation allowance recorded against federal and state deferred tax assets in 2022. As of December 31, 2022, the Company concluded that, based on its evaluation of all available positive and negative evidence, its U.S. federal and state deferred tax assets were no longer more likely than not realizable. In making this determination, the Company evaluated positive evidence, including its projections of future taxable income which demonstrate a long-term return to profitability in the U.S., and negative evidence, including recent tax losses incurred and expected near term tax losses in connection with its domestic operations and the lack of sufficient taxable temporary differences expected to reverse in future periods, and determined that the negative evidence outweighed the positive.
At December 31, 2022, the Company had gross foreign net operating loss carryforwards of approximately $1,912,611 (on a tax return basis) which are subject to expiration as follows:

Fiscal Year:
2023	$6,055
2024	3,921
2025	6,076
2026	2,320
2027	4,168
Thereafter	1,890,071
At December 31, 2022, the Company had domestic tax credit carryforwards totaling $10,859, which expire beginning after 2022.
At December 31, 2022, the Company had gross federal and state interest carryforwards of approximately $209,536 and $151,718 (on a tax return basis), respectively, which carry forward indefinitely.
At December 31, 2022, the Company had gross federal and state net operating loss carryforwards of approximately $173,305 and $1,018,011 (on a tax return basis), respectively, which expire beginning after 2022.
During 2022, the Company recorded $696,028 of additional foreign net operating losses due to tax-deductible impairments in Switzerland and Luxembourg. These losses are subject to recapture in Switzerland and Luxembourg such that they will be taxable in a future year, therefore deferred tax liabilities were recorded. The Company believes it is reasonably possible that the deferred tax liability in Switzerland will reverse within the next twelve months due to expected actions by the Company in 2023.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
The Company has determined that a portion of the Company’s unremitted foreign earnings as of December 31, 2022, totaling approximately $269,019, are not permanently reinvested. The remainder of the Company’s foreign earnings will continue to be permanently reinvested to fund working capital requirements and operations abroad. As of December 31, 2022, the Company has accrued $26,128 of income taxes with respect to the $269,019 of foreign earnings the Company intends to remit in the future. These income tax effects include U.S. federal, state, foreign and withholding tax implications in accordance with the planned remittance of such foreign earnings. An estimate of income tax costs that may be incurred if the permanently reinvested portion of unremitted foreign earnings were in fact remitted is impractical to calculate.
In 2022, 2021, and 2020, the Company recognized reductions of unrecognized tax benefits for tax positions of prior years of $311, $12,599, and $18,385, respectively. In 2022, 2021, and 2020, income tax benefits recognized in connection with the expiration of statutes of limitations were $7,191, $147, and $16,655, respectively. The Company believes it is reasonably possible that the amount of unrecognized tax benefits may decrease by $3,267 within the next 12 months due to expirations in statutes of limitations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 28, 2019 (gross balance of $78,789)	$74,385
Additions based on tax positions related to the current year	3,675
Additions based on tax positions of prior years	2,666
Settlements	—
Lapse of statute of limitations	(16,655)
Reductions for tax positions of prior years	(18,385)
Balance at January 2, 2021 (gross balance of $46,645)	$45,686
Additions based on tax positions related to the current year	3,231
Additions based on tax positions of prior years	3,401
Settlements	—
Lapse of statute of limitations	(147)
Reductions for tax positions of prior years	(12,599)
Balance at January 1, 2022 (gross balance of $40,706)	$39,572
Adjustments related to prior year ending balance	1,138
Additions based on tax positions related to the current year	2,857
Additions based on tax positions of prior years	798
Settlements	—
Lapse of statute of limitations	(7,191)
Reductions for tax positions of prior years	(311)
Balance at December 31, 2022 (gross balance of $37,818)	$36,863
At December 31, 2022, the balance of the Company’s unrecognized tax benefits, which would, if recognized, affect the Company’s annual effective tax rate was $28,444. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized $81, $933 and $(5,206) in 2022, 2021 and 2020, respectively, for interest and penalties classified as income tax expense (benefit) in the Consolidated Statements of Income. At December 31, 2022 and January 1, 2022, the Company had a total of $6,303 and $5,865, respectively, of interest and penalties accrued related to unrecognized tax benefits.
The Company files U.S. federal income tax returns, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. The Company remains subject to U.S. Federal tax examinations for tax years 2017 through 2022. The Company is also subject to examination by various state and international tax authorities. The tax years subject to examination vary by jurisdiction. The Company regularly assesses the outcomes of both ongoing and future examinations for the current or prior years to ensure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes its reserves are adequate in relation to any potential assessments. The outcome of any one examination, some of which may conclude during the next 12 months, is not expected to have a material impact on the Company’s financial position or results of operations.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
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
Purchase Commitments
In the ordinary course of business, the Company has entered into purchase commitments for raw materials, production and finished goods. These agreements, typically with terms ending within a year, require total payments of $403,316 in 2023, $6,219 in 2024 and $6,840 in 2025.
License Agreements
The Company is party to several royalty-bearing license agreements for the use of third-party trademarks in certain of its products. The license agreements typically require a minimum guarantee to be paid either at the commencement of the agreement, by a designated date during the term of the agreement or by the end of the agreement period. When payments are made in advance of when they are due, the Company records a prepayment and amortizes the expense in the “Cost of sales” line in the Consolidated Statements of Income uniformly over the guaranteed period. For guarantees required to be paid at the completion of the agreement, royalties are expensed through the “Cost of sales” line in the Consolidated Statements of Income as the related sales are made. The Company has reviewed all license agreements and has concluded that there are no liabilities recorded at inception of the agreements.
During 2022, 2021 and 2020, the Company incurred royalty expense of approximately $103,204, $100,281 and $72,775, respectively.
Minimum amounts due under the license agreements are approximately $66,215 in 2023, $49,117 in 2024, $29,190 in 2025, $26,190 in 2026, $18,379 in 2027 and $44,498 thereafter.
(16)    Stockholders’ Equity
The Company is authorized to issue up to 2,000,000 shares of common stock, par value $0.01 per share, and up to 50,000 shares of preferred stock, par value $0.01 per share, and the Company’s Board of Directors may, without stockholder approval, increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company is authorized to issue. At December 31, 2022 and January 1, 2022, 349,009 and 349,903 shares, respectively, of common stock were issued and outstanding and no shares of preferred stock were issued or outstanding.
On February 2, 2022, the Company’s Board of Directors approved a new share repurchase program for up to $600,000 of shares to be repurchased in open market transactions or privately negotiated transactions, subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the Company and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. The new program replaced the Company’s previous share repurchase program for up to 40,000 shares that was originally approved on February 6, 2020. Unless terminated earlier by the Company’s Board of Directors, the new program will expire on December 28, 2024. Under the February 6, 2020 share repurchase program, the Company entered into transactions to repurchase 14,464 shares at a weighted average repurchase price of $13.83 per share for the year ended January 2, 2021. These shares were repurchased at a total cost of $200,269. The Company did not purchase any shares of the Company’s common stock under the February 6, 2020 share repurchase program during 2021. Under the new program, the Company entered into transactions to repurchase 1,577 shares at a weighted average repurchase price of $15.84 per share for the year ended December 31, 2022. The shares were repurchased at

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
a total cost of $25,018 including broker’s commissions of $31. The Company did not repurchase any shares under the previous share repurchase program during 2022 through the expiration of the program on February 2, 2022. At December 31, 2022, the remaining repurchase authorization under the current share repurchase program totaled $575,013.
Dividends
In 2020 and 2021, the Company’s Board of Directors declared regular quarterly cash dividends of $0.15 per share of the Company’s outstanding common stock, which were paid in 2020 and 2021, respectively.
During 2022, the Company’s Board of Directors declared regular quarterly cash dividends of $0.15 per share of the Company’s outstanding common stock, which were paid on March 8, 2022, May 31, 2022, September 14, 2022 and December 13, 2022.
The Company’s Board of Directors eliminated the Company’s quarterly cash dividend as the Company recently shifted its capital allocation strategy to focus the use of all its free cash flow (cash from operations less capital expenditures) on reducing debt and bringing its leverage back to a range that is no greater than two to three times on a net debt-to-adjusted EBITDA basis.
(17)    Accumulated Other Comprehensive Loss
The components of AOCI are as follows:

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at January 2, 2021	$(52,820)	$(26,538)	$(668,730)	$181,129	$(566,959)
Amounts reclassified from accumulated other comprehensive loss	—	34,554	25,011	(15,179)	44,386
Current-period other comprehensive income (loss) activity	(81,181)	(2,772)	74,558	(19,635)	(29,030)

Total other comprehensive income (loss)	(81,181)	31,782	99,569	(34,814)	15,356

Balance at January 1, 2022	$(134,001)	$5,244	$(569,161)	$146,315	$(551,603)
Amounts reclassified from accumulated other comprehensive loss	(13,473)	14,927	21,224	3,319	25,997
Current-period other comprehensive income (loss) activity	(81,329)	(11,462)	110,584	(4,195)	13,598

Total other comprehensive income (loss)	(94,802)	3,465	131,808	(876)	39,595

Balance at December 31, 2022	$(228,803)	$8,709	$(437,353)	$145,439	$(512,008)

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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Years Ended
		December 31, 2022	January 1, 2022	January 2, 2021
Write-off of cumulative translation associated with sale of business	Income (loss) from discontinued operations, net of tax	$13,473	$—	$—

Gain (loss) on forward foreign exchange contracts designated as cash flow hedges	Cost of sales	$11,336	$(15,301)	$10,069
	Income tax	(3,401)	4,105	(2,851)
	Income (loss) from discontinued operations, net of tax	(232)	(2,890)	4,314
	Net of tax	7,703	(14,086)	11,532

Gain (loss) on cross-currency swap contracts designated as cash flow hedges	Selling, general and administrative expenses	(20,016)	(12,155)	—
	Interest expense, net	(5,940)	(3,556)	—
	Income tax	—	4,061	—
	Net of tax	(25,956)	(11,650)	—

Amortization of deferred actuarial loss and prior service cost	Other expenses	(20,809)	(25,671)	(22,261)
	Income tax	52	6,461	5,753
	Income (loss) from discontinued operations, net of tax	—	560	(698)
Pension activity associated with sale of business	Income (loss) from discontinued operations, net of tax	(460)	—	—
	Net of tax	(21,217)	(18,650)	(17,206)

Total reclassifications		$(25,997)	$(44,386)	$(5,674)
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

	Hedge Type	December 31, 2022	January 1, 2022
U.S. dollar equivalent notional amount of derivative instruments:
Forward foreign exchange contracts	Cash Flow and Mark to Market	$397,908	$308,071
Cross-currency swap contracts	Cash Flow	$352,920	$352,920
Cross-currency swap contracts	Net Investment	$335,940	$335,940

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
Fair Values of Derivative Instruments
The fair values of derivative instruments related to forward foreign exchange contracts and cross-currency swap contracts recognized in the Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		December 31, 2022	January 1, 2022
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	$1,892	$2,898
Cross-currency swap contracts	Other current assets	1,033	974
Forward foreign exchange contracts	Other noncurrent assets	110	83
Cross-currency swap contracts	Other noncurrent assets	16,477	1,979
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	5,402	5,439
Total derivative assets		24,914	11,373

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities and other: Other	(1,263)	(349)
Cross-currency swap contracts	Accrued liabilities and other: Other	(252)	(222)
Forward foreign exchange contracts	Other noncurrent liabilities	(178)	(14)
Cross-currency swap contracts	Other noncurrent liabilities	(27,753)	(11,387)
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities and other: Other	(4,841)	(331)
Total derivative liabilities		(34,287)	(12,303)

Net derivative liability		$(9,373)	$(930)
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
On April 1, 2021, in connection with a reduction in the amount of the 3.5% Senior Notes designated in the European net investment hedge discussed below, the Company entered into three pay-fixed rate, receive-fixed rate cross-currency swap contracts with a total notional amount of €300,000. The Company designated these cross-currency swap contracts to hedge the undesignated portion of the foreign currency cash flow exposure related to the Company’s 3.5% Senior Notes, which had a carrying amount of €500,000 as of December 31, 2022. These cross-currency swap contracts, which mature on June 15, 2024, swap Euro-denominated interest payments for U.S. dollar-denominated interest payments, thereby economically converting €300,000 of the Company’s €500,000 fixed-rate 3.5% Senior Notes to a fixed-rate 4.7945% USD-denominated obligation.
The Company expects to reclassify into earnings during the next 12 months a net loss from AOCI of approximately $1,457. The Company is hedging exposure to the variability in future foreign currency-denominated cash flows for forecasted transactions over the next 14 months and for long-term debt over the next 18 months.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
The effect of derivative instruments designated as cash flow hedges on the Consolidated Statements of Income and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
	Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Forward foreign exchange contracts	$10,843	$12,170	$(15,643)
Cross-currency swap contracts	(22,305)	(14,942)	—
Total	$(11,462)	$(2,772)	$(15,643)

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Years Ended
		December 31, 2022	January 1, 2022	January 2, 2021
Forward foreign exchange contracts(1)	Cost of sales	$11,336	$(15,301)	$10,069
Forward foreign exchange contracts(1)	Income (loss) from discontinued operations, net of tax	(307)	(3,542)	5,612
Cross-currency swap contracts(1)	Selling, general and administrative expenses	(20,016)	(12,155)	—
Cross-currency swap contracts(1)	Interest expense, net	(5,940)	(3,556)	—
Total		$(14,927)	$(34,554)	$15,681

(1)The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value.
The following table presents the amounts in the Consolidated Statements of Income in which the effects of cash flow hedges are recorded:

	Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Cost of sales	$4,012,542	$4,149,541	$4,524,461
Selling, general and administrative expenses	$1,701,563	$1,853,971	$1,560,034
Interest expense, net	$157,073	$163,067	$164,238
Income (loss) from discontinued operations, net of tax	$3,965	$(443,744)	$(43,292)
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
In July 2019, the Company also designated the full amount of its 3.5% Senior Notes with a carrying value of €500,000, which is a nonderivative financial instrument, as a hedge of a portion of the beginning balance of the Company’s European net investment. As of April 1, 2021, the Company reduced the amount of its 3.5% Senior Notes designated in the European net investment hedge from €500,000 to €200,000. As of December 31, 2022 and January 1, 2022, the U.S. dollar equivalent carrying value of Euro-denominated long-term debt designated as a partial European net investment hedge was $214,110 and $227,454, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
The amount of after-tax gains (losses) included in AOCI in the Consolidated Balance Sheets related to derivative instruments and nonderivative financial instruments designated as net investment hedges are as follows:

	Amount of Gain (Loss) Recognized in AOCI
	Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Euro-denominated long-term debt	$9,716	$24,928	$(36,609)
Cross-currency swap contracts	14,497	13,670	(14,404)
Total	$24,213	$38,598	$(51,013)

The effect of derivative and non-derivative instruments designated as net investment hedges on the Consolidated Statements of Income are as follows:

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Years Ended
		December 31, 2022	January 1, 2022	January 2, 2021
Euro-denominated long-term debt	Income (loss) from discontinued operations, net of tax	$(13,348)	$—	$—
Cross-currency swap contracts	Income (loss) from discontinued operations, net of tax	(2,505)	—	—
Cross-currency swap contracts (amounts excluded from effectiveness testing)	Interest expense, net	8,368	7,389	7,637
Total		$(7,485)	$7,389	$7,637
The following table presents the amounts in the Consolidated Statements of Income in which the amounts excluded from effectiveness testing for net investment hedges are recorded:

	Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Income (loss) from discontinued operations, net of tax	$3,965	$(443,744)	$(43,292)
Interest expense, net	$157,073	$163,067	$164,238
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
The effect of derivative instruments not designated as hedges on the Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Years Ended
		December 31, 2022	January 1, 2022	January 2, 2021
Forward foreign exchange contracts	Cost of sales	$(16,557)	$24,087	$(16,163)
Forward foreign exchange contracts	Selling, general and administrative expenses	(290)	2,784	(2,029)
Forward foreign exchange contracts	Income (loss) from discontinued operations, net of tax	—	4,706	(3,707)
Total		$(16,847)	$31,577	$(21,899)
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
As of December 31, 2022 and January 1, 2022, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to forward foreign exchange derivative contracts, cross-currency swap derivative contracts, defined benefit pension plan investment assets and deferred compensation plan liabilities. The fair values of forward foreign exchange derivative contracts are determined using the cash flows of the forward contracts, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair values of cross-currency swap derivative contracts are determined using the cash flows of the swap contracts, discount rates to account for the passage of time, current foreign exchange and interest rate market data and credit risk, which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plan liabilities is based on readily available current market data and is categorized as Level 2. The fair values of defined benefit pension plan investment assets include: certain U.S. equity securities, certain foreign equity securities, cash and cash equivalents and debt securities that are determined based on quoted prices in public markets categorized as Level 1; insurance contracts that are determined based on inputs readily available in public markets or can be derived from information available in publicly quoted

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
markets categorized as Level 2; certain foreign equity securities, debt securities and commodity investments measured at their net asset value, which is determined based on inputs readily available in public markets; and investments in hedge fund of funds and real estate investments that are based on unobservable inputs about which little or no market data exists and are measured at a net asset value. Assets valued utilizing a net asset value are not required to be classified within the fair value hierarchy.
There were no changes during 2022 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of and for the year ended December 31, 2022, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis or non-recurring basis.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities within continuing operations accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of December 31, 2022
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan investment assets:
U.S. equity securities	$158,305	$158,305	$—	$—
Foreign equity securities	33,713	33,713	—	—
Debt securities	81,812	81,812	—	—
Cash and other	11,045	11,045	—	—
Total plan assets in the fair value hierarchy	284,875	284,875	—	—
Plan assets measured at net asset value:(1)
Hedge fund of funds	313,521
Foreign equity securities	135,076
Debt securities	670
Real estate	65,364
Commodities	16,738
Total plan assets measured at net asset value	531,369
Total plan assets	816,244

Derivative contracts:
Forward foreign exchange contracts - assets	7,404	—	7,404	—
Cross-currency swap contracts - assets	17,510	—	17,510	—
Forward foreign exchange contracts - liabilities	(6,282)	—	(6,282)	—
Cross-currency swap contracts - liabilities	(28,005)	—	(28,005)	—
Total derivative contracts	(9,373)	—	(9,373)	—
Deferred compensation plan liability	(16,096)	—	(16,096)	—
Total	$790,775	$284,875	$(25,469)	$—

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
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
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
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximated fair value as of December 31, 2022 and January 1, 2022. The fair value of debt, which is classified as a Level 2 liability, was $3,697,856 and $3,504,412 as of December 31, 2022 and January 1, 2022, respectively. Debt had a carrying value of $3,872,275 and $3,368,634 as of December 31, 2022 and January 1, 2022, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions.
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
The Company considers its chief executive officer to be the Company’s chief operating decision maker. The Company’s chief operating decision maker manages business operations, evaluates performance and allocates resources based on the

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
segments’ net revenues and operating income. The Company reports inventories by segment as that information is used by the chief operating decision maker in assessing segment performance. The Company does not report its other assets by segment as that information is not used by the chief operating decision maker in assessing segment performance.
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
•International primarily includes sales of our innerwear and activewear products, including PPE in 2020, outside the United States, primarily in Australia, Europe, Asia, Latin America and Canada.
The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses, restructuring and other action-related charges and amortization of intangibles. The accounting policies of the segments are consistent with those described in Note “Summary of Significant Accounting Policies.”

	Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Net sales:
Innerwear	$2,429,966	$2,719,788	$2,978,009
Activewear	1,555,062	1,679,639	1,184,413
International	1,914,268	2,066,249	1,711,432
Other	334,354	335,564	253,307
Total net sales	$6,233,650	$6,801,240	$6,127,161

	Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Segment operating profit:
Innerwear	$388,586	$573,852	$718,923
Activewear	153,710	236,400	67,643
International	283,036	339,317	249,718
Other	17,019	30,922	(10,140)
Total segment operating profit	842,351	1,180,491	1,026,144
Items not included in segment operating profit:
General corporate expenses	(232,975)	(219,984)	(218,424)
Restructuring and other action-related charges	(59,858)	(131,710)	(734,196)
Amortization of intangibles	(29,973)	(31,069)	(30,858)
Total operating profit	519,545	797,728	42,666
Other expenses	(9,734)	(53,586)	(20,655)
Interest expense, net	(157,073)	(163,067)	(164,238)
Income (loss) from continuing operations before income tax expense	$352,738	$581,075	$(142,227)

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
The Company incurred restructuring and other action-related charges that were reported in the following lines in the Consolidated Statements of Income:

	Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Cost of sales	$17,025	$10,098	$670,618
Selling, general and administrative expenses	42,833	121,612	63,578
Total included in operating profit	59,858	131,710	734,196
Other expenses	—	45,699	—
Total included in income (loss) from continuing operations before income tax expense	59,858	177,409	734,196
Income tax (expense) benefit	(413,766)	53,665	205,342
Total restructuring and other action-related charges	$473,624	$123,744	$528,854
The components of restructuring and other action-related charges were as follows:

	Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Full Potential plan:
Professional services	$23,994	$44,617	$—
Supply chain segmentation	17,982	5,419	—
Technology	11,922	4,617	—
Operating model	8,221	23,191	—
Impairment of intangible assets	—	7,302	—
(Gain) loss on sale of business and classification of assets held for sale	(3,535)	38,364	—
Other	1,274	8,200	—
Inventory SKU rationalization	—	—	192,704
PPE inventory write-off	—	—	362,913
PPE vendor commitments	—	—	26,400
Supply chain actions	—	—	19,636
Program exit costs	—	—	9,854
Other restructuring costs	—	—	7,763
COVID-19 related charges:
Supply chain re-startup	—	—	48,608
Bad debt	—	—	9,418
Inventory	—	—	14,869
Goodwill	—	—	25,173
Write-off of acquisition tax asset	—	—	16,858
Total included in operating profit	59,858	131,710	734,196
Early extinguishment and refinancing of debt included in other expenses	—	45,699	—
Total included in income (loss) from continuing operations before income tax expense	59,858	177,409	734,196
Discrete tax (expense) benefit	(422,918)	27,147	69,628
Tax effect on actions	9,152	26,518	135,714
Total included in income tax (expense) benefit	(413,766)	53,665	205,342
Total restructuring and other action-related charges	$473,624	$123,744	$528,854
Restructuring and other action-related charges within operating profit included $59,858 and $131,710 of charges related to the implementation of the Company’s Full Potential plan in the year ended December 31, 2022 and January 1, 2022, respectively. Full Potential plan charges in the year ended December 31, 2022 included charges related to supply chain

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
segmentation of $17,982 to position the Company’s manufacturing network to align with revenue growth opportunities of its Full Potential plan demand trends which is reflected in the “Cost of sales” line of the Consolidated Statements of Income.
In the fourth quarter of 2021, the Company determined that its U.S. Sheer Hosiery business met held-for-sale accounting criteria and recorded a non-cash charge related to the Full Potential plan of $38,364 to record a valuation allowance against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal. In the year ended December 31, 2022, the Company recorded a non-cash gain of $3,535, to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting from a decrease in carrying value due to changes in working capital. These valuation allowance adjustments are reflected in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income. Additionally, Full Potential plan charges in the year ended January 1, 2022 included impairment charges of $7,302, which are reflected in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income, related to the full impairment of an indefinite-lived trademark related to a specific brand within the European Innerwear business that was excluded from the disposal group as it was not marketed for sale.
In the third quarter of 2021, the Company recorded a Full Potential plan charge of $16,000 for an action to resize its U.S. corporate office workforce through a voluntary retirement program which was reflected in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income and in the “Operating model” line of the restructuring and other action-related charges table above. At January 1, 2022, the accrual for employee termination and other benefits related to the Company’s 2021 voluntary retirement program was $15,688. During the year ended December 31, 2022, the Company approved actions to position the Company’s manufacturing network to align with revenue growth opportunities of its Full Potential plan demand trends and to reduce corporate headcount which resulted in charges of $16,770 for employee termination and other benefits for employees affected by the actions. Of these charges, $7,170 is reflected in the “Cost of sales” line in the Consolidated Statements of Income and in the Supply chain segmentation line in the restructuring and other action-related charges table above and $9,600 related to corporate headcount reductions is reflected in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income and in the “Operating model” line in the restructuring and other action-related table. During the year ended December 31, 2022, benefit payments and other adjustments of $16,288, have been made, resulting in an ending accrual for the actions noted above of $16,170 which is included in the “Accrued liabilities” line of the Consolidated Balance Sheets at December 31, 2022.
In the fourth quarter of 2022, the Company recorded a non-cash discrete tax charge of $422,918 to reflect a full valuation allowance against the Company’s U.S. federal and state deferred tax assets. As of December 31, 2022, the Company concluded that, based on its evaluation of all available positive and negative evidence, its U.S. federal and state deferred tax assets were no longer more likely than not realizable. In making this determination, the Company evaluated positive evidence, including its projections of future taxable income which demonstrate a long-term return to profitability in the U.S., and negative evidence, including recent tax losses incurred and expected near term tax losses in connection with its domestic operations and the lack of sufficient taxable temporary differences expected to reverse in future periods, and determined that the negative evidence outweighed the positive.
In the fourth quarter of 2021, the Company also recorded a charge of $45,699 in restructuring and other action-related charges related to the refinancing of its Senior Secured Credit Facility and the redemption of the 5.375% Senior Notes. The charge, which is reported in the “Other expenses” line in the Consolidated Statements of Income, included a payment of $34,840 for a make-whole premium in connection with the redemption of the 5.375% Senior Notes, a non-cash charge of $8,899 for the write-off of unamortized debt issuance costs related to the redemption of the 5.375% Senior Notes and the refinancing of the Senior Secured Credit Facility and $1,960 in fees related to the refinancing. See Note “Debt”.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
into account these initiatives. In the fourth quarter of 2020, the Company also recorded a charge to write off an acquisition tax asset.
Additionally, in 2020, restructuring and other action-related charges included $48,608 of supply chain re-start up charges primarily related to incremental costs incurred, such as freight and sourcing premiums, to expedite product to meet customer demand following the extended shut-down of parts of the Company’s manufacturing network as a result of the COVID-19 pandemic and $49,460 of asset write-down charges recorded as a result of the ongoing effects of the COVID-19 pandemic. Restructuring and other action-related charges in 2020 also included charges for supply chain actions to reduce overhead costs principally within the Western Hemisphere network and charges associated with exiting the C9 Champion mass program and the DKNY intimate apparel license in 2019.

	December 31, 2022
	Innerwear	Activewear	International	Other	Unallocated	Total Assets
Assets:
Inventories	$918,104	$665,500	$364,231	$31,837	$—	$1,979,672
Assets held for sale	—	—	—	—	13,327	13,327
All other assets	—	—	—	—	4,510,877	4,510,877
Total assets						$6,503,876

	January 1, 2022
	Innerwear	Activewear	International	Other	Unallocated	Total Assets
Assets:
Inventories	$829,093	$447,297	$279,379	$28,246	$—	$1,584,015
Assets held for sale	—	—	—	—	327,157	327,157
All other assets	—	—	—	—	5,160,264	5,160,264
Total assets						$7,071,436

	Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Depreciation and amortization expense:
Innerwear	$26,518	$25,816	$27,407
Activewear	24,200	23,562	23,621
International	19,670	22,476	24,307
Other	3,341	4,578	5,520
	73,729	76,432	80,855
Corporate	32,538	33,698	34,112
Total depreciation and amortization expense	$106,267	$110,130	$114,967

Sales to Walmart were substantially in the Innerwear and Activewear segments. Sales to Walmart represented 16%, 17% and 16% of total net sales in 2022, 2021 and 2020, respectively.
Worldwide sales by product category for Innerwear and Activewear were $3,749,168 and $2,484,482, respectively, in 2022. Worldwide sales by product category for Innerwear and Activewear were $4,077,016 and $2,724,224, respectively, in 2021. Worldwide sales by product category for Innerwear and Activewear were $4,061,372 and $2,065,789, respectively, in 2020.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(amounts in thousands, except per share data)
(21)    Geographic Area Information

	Years Ended or at
	December 31, 2022		January 1, 2022		January 2, 2021
	Sales	Property, Net	Sales	Property, Net	Sales	Property, Net
Americas	$4,532,595	$325,957	$4,995,230	$325,188	$4,544,651	$351,841
Asia Pacific	1,149,954	85,966	1,257,037	85,538	1,085,822	92,582
Europe	534,892	30,481	530,440	30,675	482,630	33,398
Other	16,209	—	18,533	—	14,058	—
	$6,233,650	$442,404	$6,801,240	$441,401	$6,127,161	$477,821
The net sales by geographic region are attributed by customer location. The property by geographic region includes assets held and used, which are recognized within the “Property, net” line in the Consolidated Balance Sheets.
(22)    Quarterly Financial Data (Unaudited)
The following table presents the summarized unaudited quarterly financial data of the Company for the fourth quarter ended December 31, 2022 and January 1, 2022. See the Company’s Condensed Consolidated Statements of Income in its Quarterly Reports on Form 10-Q for the quarters ended April 2, 2022, July 2, 2022 and October 1, 2022 for additional quarterly information related to 2022 and 2021.

	Quarters Ended
	December 31, 2022	January 1, 2022
Net sales	$1,473,286	$1,752,349
Cost of sales	971,309	1,084,621
Gross profit	501,977	667,728
Selling, general and administrative expenses	441,642	512,162
Operating profit	60,335	155,566
Other expenses	3,646	47,359
Interest expense, net	49,665	35,307
Income from continuing operations before income tax expense	7,024	72,900
Income tax expense	425,132	4,946
Income (loss) from continuing operations	(418,108)	67,954
Loss from discontinued operations, net of tax	—	(7,921)
Net income (loss)	$(418,108)	$60,033

Earnings (loss) per share - basic:
Continuing operations	$(1.19)	$0.19
Discontinued operations	—	(0.02)
Net income (loss)	$(1.19)	$0.17

Earnings (loss) per share - diluted:
Continuing operations	$(1.19)	$0.19
Discontinued operations	—	(0.02)
Net income (loss)	$(1.19)	$0.17