Form 10-Q
period 2023-04-01
Hanesbrands Inc.
filed 2023-05-03
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2023, there were 349,530,266 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “could,” “will,” “expect,” “outlook,” “potential,” “project,” “estimate,” “future,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results are forward-looking statements, including statements with respect to trends associated with our business, our multi-year growth strategy (“Full Potential plan”), any potential ongoing effects of the COVID-19 pandemic, including on consumer spending, global supply chains and the financial markets, our ability to deleverage on the anticipated time frame or at all, which could negatively impact our ability to satisfy the financial covenants in our Senior Secured Credit Agreement or other contractual arrangements any inadequacy, interruption, integration failure or security failure with respect to our information technology (including the ransomware attack announced May 31, 2022), the contemplated sale of our U.S. Sheer Hosiery business and our future financial performance included in this Quarterly Report on Form 10-Q specifically appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2022, under the caption “Risk Factors,” and available on the “Investors” section of our corporate website, www.Hanes.com/investors. The contents of our corporate website are not incorporated by reference in this Quarterly Report on Form 10-Q.

PART I

Item 1.	Financial Statements

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Quarters Ended
	April 1, 2023	April 2, 2022
Net sales	$1,389,410	$1,576,156
Cost of sales	939,717	991,978
Gross profit	449,693	584,178
Selling, general and administrative expenses	392,374	413,666
Operating profit	57,319	170,512
Other expenses	14,771	987
Interest expense, net	58,452	31,963
Income (loss) from continuing operations before income tax expense	(15,904)	137,562
Income tax expense	18,500	23,385
Income (loss) from continuing operations	(34,404)	114,177
Income from discontinued operations, net of tax	—	4,525
Net income (loss)	$(34,404)	$118,702

Earnings (loss) per share - basic:
Continuing operations	$(0.10)	$0.33
Discontinued operations	0.00	0.01
Net income (loss)	$(0.10)	$0.34

Earnings (loss) per share - diluted:
Continuing operations	$(0.10)	$0.32
Discontinued operations	0.00	0.01
Net income (loss)	$(0.10)	$0.34

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarters Ended
	April 1, 2023	April 2, 2022
Net income (loss)	$(34,404)	$118,702
Other comprehensive income (loss):
Translation adjustments	(9,056)	27,297
Unrealized gain (loss) on qualifying cash flow hedges, net of tax of $941 and $969, respectively	(21,644)	3,354
Unrecognized income from pension and postretirement plans, net of tax of $121 and $(1,317), respectively	4,186	4,261
Total other comprehensive income (loss)	(26,514)	34,912
Comprehensive income (loss)	$(60,918)	$153,614

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	April 1, 2023	December 31, 2022	April 2, 2022
Assets
Cash and cash equivalents	$213,209	$238,413	$369,210
Trade accounts receivable, net	681,921	721,396	898,420
Inventories	1,969,133	1,979,672	1,819,974
Other current assets	159,724	178,946	202,015
Current assets held for sale	4,986	13,327	7,959
Total current assets	3,028,973	3,131,754	3,297,578
Property, net	442,315	442,404	443,817
Right-of-use assets	454,643	414,894	350,174
Trademarks and other identifiable intangibles, net	1,241,624	1,255,693	1,235,276
Goodwill	1,106,590	1,108,907	1,138,667
Deferred tax assets	21,732	20,162	326,677
Other noncurrent assets	136,803	130,062	67,520
Total assets	$6,432,680	$6,503,876	$6,859,709

Liabilities and Stockholders’ Equity
Accounts payable	$965,630	$917,481	$1,204,196
Accrued liabilities	474,840	498,028	575,911
Lease liabilities	100,266	114,794	117,465
Accounts Receivable Securitization Facility	166,000	209,500	135,500
Current portion of long-term debt	52,750	37,500	25,000
Current liabilities held for sale	4,986	13,327	7,959
Total current liabilities	1,764,472	1,790,630	2,066,031
Long-term debt	3,588,945	3,612,077	3,325,042
Lease liabilities - noncurrent	379,365	326,644	258,663
Pension and postretirement benefits	113,649	116,167	242,690
Other noncurrent liabilities	246,723	260,094	187,867
Total liabilities	6,093,154	6,105,612	6,080,293

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 349,530,266, 349,009,147 and 348,775,722, respectively	3,495	3,490	3,488
Additional paid-in capital	336,851	334,676	315,675
Retained earnings	537,702	572,106	976,944
Accumulated other comprehensive loss	(538,522)	(512,008)	(516,691)
Total stockholders’ equity	339,526	398,264	779,416
Total liabilities and stockholders’ equity	$6,432,680	$6,503,876	$6,859,709

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2022	349,009	$3,490	$334,676	$572,106	$(512,008)	$398,264
Net loss	—	—	—	(34,404)	—	(34,404)
Other comprehensive loss	—	—	—	—	(26,514)	(26,514)
Stock-based compensation	—	—	3,700	—	—	3,700
Net exercise of stock options, vesting of restricted stock units and other	521	5	(1,525)	—	—	(1,520)
Balances at April 1, 2023	349,530	$3,495	$336,851	$537,702	$(538,522)	$339,526

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at January 1, 2022	349,903	$3,499	$315,337	$935,260	$(551,603)	$702,493
Net income	—	—	—	118,702	—	118,702
Dividends ($0.15 per common share)	—	—	—	(53,443)	—	(53,443)
Other comprehensive income	—	—	—	—	34,912	34,912
Stock-based compensation	—	—	5,329	—	—	5,329
Net exercise of stock options, vesting of restricted stock units and other	450	5	(3,564)	—	—	(3,559)
Share repurchases	(1,577)	(16)	(1,427)	(23,575)	—	(25,018)
Balances at April 2, 2022	348,776	$3,488	$315,675	$976,944	$(516,691)	$779,416

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Quarters Ended
	April 1, 2023	April 2, 2022(1)
Operating activities:
Net income (loss)	$(34,404)	$118,702
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	17,360	18,931
Amortization of acquisition intangibles	4,186	4,847
Other amortization	2,805	2,508
Loss on extinguishment of debt	8,466	—
Gain on sale of business and classification of assets held for sale	(2,139)	(6,715)
Amortization of debt issuance costs and debt discount	1,973	1,887
Other	5,202	6,940
Changes in assets and liabilities:
Accounts receivable	51,643	(6,090)
Inventories	7,861	(247,567)
Other assets	(10,761)	(489)
Accounts payable	43,171	(310)
Accrued pension and postretirement benefits	1,479	24
Accrued liabilities and other	(52,305)	(123,857)
Net cash from operating activities	44,537	(231,189)
Investing activities:
Capital expenditures	(24,244)	(19,337)
Proceeds from sales of assets	3	19
Other	18,941	(10,272)
Net cash from investing activities	(5,300)	(29,590)
Financing activities:
Borrowings on Term Loan Facilities	891,000	—
Repayments on Term Loan Facilities	(6,250)	(6,250)
Borrowings on Accounts Receivable Securitization Facility	588,000	290,000
Repayments on Accounts Receivable Securitization Facility	(631,500)	(154,500)
Borrowings on Revolving Loan Facilities	421,500	129,000
Repayments on Revolving Loan Facilities	(461,000)	(109,000)
Borrowings on Senior Notes	600,000	—
Repayments on Senior Notes	(1,436,884)	—
Borrowings on notes payable	—	21,454
Repayments on notes payable	—	(21,713)
Share repurchases	—	(25,018)
Cash dividends paid	—	(52,297)
Payments to amend and refinance credit facilities	(27,371)	(228)
Other	(1,675)	(3,881)
Net cash from financing activities	(64,180)	67,567
Effect of changes in foreign exchange rates on cash	(261)	1,793
Change in cash and cash equivalents	(25,204)	(191,419)
Cash and cash equivalents at beginning of year	238,413	560,629
Cash and cash equivalents at end of period	$213,209	$369,210

(1)The cash flows related to discontinued operations have not been segregated and remain included in the major classes of assets and liabilities in the periods prior to the sale of the European Innerwear business on March 5, 2022. Accordingly, the Condensed Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.
Capital expenditures included in accounts payable at April 1, 2023 and December 31, 2022 were $6,709 and $10,549, respectively. For the quarters ended April 1, 2023 and April 2, 2022, right-of-use assets obtained in exchange for lease obligations were $71,776 and $16,035, respectively.
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
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year or any future period.
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
Upon discovering the incident, the Company took a series of measures to further safeguard the integrity of its information technology systems, including working with cybersecurity experts to contain the incident and implementing business continuity plans to restore and support continued operations. These measures also included resecuring data, remediation of the malware across infected machines, rebuilding critical systems, global password reset and enhanced security monitoring. The Company notified appropriate law enforcement authorities as well as certain data protection regulators. In addition to the Company’s public announcements of the incident, the Company provided breach notifications and regulatory filings as required by applicable law starting in August 2022, and that notification process is complete. The Company believes the incident has been contained, the Company has restored its critical information technology systems, and manufacturing, retail and other internal operations continue. There is no ongoing operational impact on the Company’s ability to provide its products and services. The Company maintains insurance, including coverage for cyber-attacks, subject to certain deductibles and policy limitations, in an amount that the Company believes appropriate.
The Company is named in two pending lawsuits in connection with its previously disclosed ransomware incident. On October 7, 2022, a putative class action, entitled Roman v. Hanes Brands [sic], Inc., was filed in the United States District Court for the Central District of California. The lawsuit alleges, among other things, negligence, negligence per se, breach of implied contract, unjust enrichment, breach of implied covenant of good faith and fair dealing, unfair business practices under the California Business and Professions Code, and violations of the California Confidentiality of Medical Information Act in connection with the ransomware incident. On October 13, 2022, another putative class action, entitled Toussaint v. HanesBrands,[sic] Inc., was filed in the United States District Court for the Middle District of North Carolina. The lawsuit alleges, among other things, negligence, negligence per se, breach of implied contract, invasion of privacy, and unjust enrichment in connection with the ransomware incident. The pending lawsuits seek, among other things, monetary and injunctive relief. The lawsuits have been consolidated in the United States District Court for the Middle District of North Carolina, and Plaintiffs have been granted leave to file a consolidated complaint. Plaintiff Roman also filed a second putative class action with regard to the ransomware incident in the United States District Court for the Middle District of North Carolina on January 16, 2023, entitled Roman v. Hanesbrands,[sic] Inc., which was voluntarily dismissed without prejudice on January 20, 2023. The Company is vigorously defending the remaining pending matters and believes the cases are without merit. The Company does not expect any of these claims, individually or in the aggregate, to have a material adverse effect on its

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
consolidated financial position or results of operations. However, at this early stage in the proceedings, the Company is not able to determine the probability of the outcome of these matters or a range of reasonably expected losses, if any.
During the quarter ended April 1, 2023, the Company incurred no net costs related to the ransomware attack. Minimal legal fees and the offsetting expected insurance recoveries are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Income. The Company cannot determine, at this time, the full extent of any proceedings or additional costs or expenses related to the security event or whether such impact will ultimately have a material adverse effect.
(2)    Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, “Reference Rate Reform: Scope.” The new accounting rules provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. In December 2022, the FASB deferred the expiration date of Topic 848 with the issuance of ASU 2022-06, “Reference Rate Reform: Deferral of the Sunset Date of Topic 848.” The new accounting rules extend the relief in Topic 848 beyond the cessation date of USD London Interbank Offered Rate (“LIBOR”). The new accounting rules must be adopted by the fourth quarter of 2024. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations, cash flows and disclosures.
Business Combinations
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The new accounting rules require entities to apply “Revenue from Contracts with Customers (Topic 606)” to recognize and measure contract assets and contract liabilities in a business combination. The new accounting rules were effective for the Company in the first quarter of 2023. The adoption of the new accounting rules did not have any impact on the Company’s financial condition, results of operations, cash flows or disclosures.
Derivatives and Hedging
In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method.” The new accounting rules allow entities to expand the use of the portfolio layer method to all financial assets and designate multiple hedged layers within a single closed portfolio. The new accounting rules also clarify guidance related to hedge basis adjustments and the related disclosures for these adjustments. The new accounting rules were effective for the Company in the first quarter of 2023. As the Company does not currently have any fair value hedging programs that leverage the portfolio layer method, the adoption of the new accounting rules did not have any impact on the Company’s financial condition, results of operations, cash flows or disclosures.
Supplier Finance Program Obligations
In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The new accounting rules create certain disclosure requirements for a buyer in a supplier finance program. The new accounting rules require qualitative and quantitative disclosures including key terms of the program, balance sheet presentation of related amounts, and the obligation amount the buyer has confirmed as valid to the finance provider, including a rollforward of the obligation. Only the amount of the obligation outstanding is required to be disclosed in interim periods. The accounting rules do not impact the recognition, measurement, or financial statement presentation of supplier finance program obligations. The new accounting rules were effective for the Company in the first quarter of 2023. While the new accounting rules did not have an impact on the Company’s financial condition, results of operations or cash flows, adoption of the new accounting rules did result in additional disclosures beginning in the first quarter of 2023 which are included below.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company reviews supplier terms and conditions on an ongoing basis and has negotiated payment term extensions in recent years in connection with its efforts to effectively manage working capital and improve cash flow. Separate from these payment term extension actions noted above, the Company and certain financial institutions facilitate voluntary supplier finance programs that enable participating suppliers the ability to request payment of their invoices from the financial institutions earlier than the terms stated in Company’s payment policy. The Company is not a party to the arrangements between the suppliers and the financial institutions and its obligations to suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ participation in the supplier finance programs. The Company’s payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. The Company has no economic interest in a supplier’s decision to participate in the supplier finance programs and has no financial impact in connection with the supplier finance programs. Accordingly, obligations under these programs continue to be trade payables and are not indicative of borrowing arrangements. As of April 1, 2023, the amounts due to suppliers participating in supplier finance programs totaled $254,509 and are included in the “Accounts Payable” line of the Condensed Consolidated Balance Sheets.
Leases
In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” The new accounting rules require that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset (the leased asset) through a lease. These leases should also be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The new accounting rules will be effective for the Company in the first quarter of 2024, including interim periods. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations, cash flows and disclosures.
(3)    Assets and Liabilities Held for Sale
Total current assets and current liabilities classified as held for sale in the Condensed Consolidated Balance Sheets as of April 1, 2023, December 31, 2022 and April 2, 2022 consist of the following:

	April 1, 2023	December 31, 2022	April 2, 2022
Total current assets held for sale - U.S. Sheer Hosiery business	$4,986	$13,327	$7,959

Total current liabilities held for sale - U.S. Sheer Hosiery business	$4,986	$13,327	$7,959
U.S. Sheer Hosiery Business - Continuing Operations
In the fourth quarter of 2021, the Company reached the decision to divest its U.S. Sheer Hosiery business, including the L’eggs brand, as part of its strategy to streamline its portfolio under its Full Potential plan and determined that this business met held-for-sale accounting criteria. The related assets and liabilities are presented as held for sale in the Condensed Consolidated Balance Sheets at April 1, 2023, December 31, 2022 and April 2, 2022. The Company recorded a non-cash charge in the fourth quarter of 2021 to record a valuation allowance against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal. In the quarters ended April 1, 2023 and April 2, 2022, the Company recognized non-cash gains of $2,139 and $6,528, respectively, to adjust the valuation allowance resulting primarily from a decrease in carrying value due to changes in working capital. These valuation allowance adjustments are reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Income. The operations of the U.S. Sheer Hosiery business are reported in “Other” for all periods presented in Note “Business Segment Information”. The Company expects to complete the sale of this business within the next 12 months.

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
Upon meeting the criteria for held-for-sale classification in the first quarter of 2021 which qualified as a triggering event, the Company performed a full impairment analysis of the disposal group's indefinite-lived intangible assets and goodwill which resulted in a non-cash charge to impair certain indefinite-lived trademarks and license agreements as well as the full goodwill balance attributable to the European Innerwear business. Additionally, the Company recorded a valuation allowance against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal, resulting in a non-cash charge in the first quarter of 2021. In the quarter ended April 2, 2022, the Company recorded a gain on the sale of the European Innerwear business of $187 as "Gain on sale of business and classification of assets held for sale" in the summarized discontinued operations financial information below primarily resulting from changes in working capital balances and foreign exchange rates.
The Company continued certain sales from its supply chain to the European Innerwear business on a transitional basis after the sale of the business. Under the terms of the Manufacturing and Supply Agreement that was signed as part of closing the transaction, the Company will provide these services for periods up to 34 months from the closing date of the transaction. Additionally, the Company entered into a Transitional Services Agreement pursuant to which the Company provided transitional services including information technology, human resources, facilities management, and limited finance and accounting services which expired in March of 2023. The sales and the related profit are included in continuing operations in the Condensed Consolidated Statements of Income and in “Other” in Note “Business Segment Information” in all periods presented and have not been eliminated as intercompany transactions in consolidation for the period when the European Innerwear business was owned by the Company. The related receivables from the European Innerwear business are included in “Trade accounts receivable, net” in the Condensed Consolidated Balance Sheets for all periods presented.
The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the European Innerwear business. Discontinued operations does not include any allocation of corporate overhead expense or interest expense. The key components from discontinued operations related to the European Innerwear business are as follows:

	Quarters Ended
	April 1, 2023	April 2, 2022
Net sales	$—	$101,314
Cost of sales	—	60,415
Gross profit	—	40,899
Selling, general and administrative expenses	—	54,689
Gain on sale of business and classification of assets held for sale	—	(187)
Operating loss	—	(13,603)
Other expenses	—	283
Interest expense, net	—	10
Loss from discontinued operations before income tax benefit	—	(13,896)
Income tax benefit	—	(18,421)
Net income from discontinued operations, net of tax	$—	$4,525

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
There were no assets and liabilities of discontinued operations classified as held for sale in the Condensed Consolidated Balance Sheets as of April 1, 2023, December 31, 2022 and April 2, 2022.
The cash flows related to discontinued operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows. The following table presents cash flow and non-cash information related to discontinued operations:

	Quarters Ended
	April 1, 2023	April 2, 2022
Capital expenditures	$—	$715
Gain on sale of business and classification of assets held for sale	$—	$(187)
(4)    Revenue Recognition
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Quarters Ended
	April 1, 2023	April 2, 2022
Third-party brick-and-mortar wholesale	$985,650	$1,126,266
Consumer-directed	403,760	449,890
Total net sales	$1,389,410	$1,576,156
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
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarters Ended
	April 1, 2023	April 2, 2022
Basic weighted average shares outstanding	350,435	350,251
Effect of potentially dilutive securities:
Stock options	—	7
Restricted stock units	—	1,190
Employee stock purchase plan and other	—	5
Diluted weighted average shares outstanding	350,435	351,453

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The following securities were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive:

	Quarters Ended
	April 1, 2023	April 2, 2022
Stock options	250	167
Restricted stock units	4,329	647
Employee stock purchase plan and other	15	—
In the quarter ended April 1, 2023, all potentially dilutive securities were excluded from the diluted earnings per share calculation because the Company incurred a net loss for the quarter and their inclusion would be anti-dilutive.
On February 2, 2022, the Company’s Board of Directors approved a new share repurchase program for up to $600,000 of shares to be repurchased in open market transactions or privately negotiated transactions, subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which allows the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the Company and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. The new program replaced the Company’s previous share repurchase program for up to 40,000 shares that was originally approved on February 6, 2020. For the quarter ended April 1, 2023, the Company did not enter into any transactions to repurchase shares under the new program. For the quarter ended April 2, 2022, the Company entered into transactions to repurchase 1,577 shares at a weighted average repurchase price of $15.84 per share under the new program. The shares were repurchased at a total cost of $25,018 including broker’s commissions of $31. The Company did not repurchase any shares under the previous share repurchase program during 2022 through the expiration of the program on February 2, 2022. At April 1, 2023, the remaining repurchase authorization under the current share repurchase program totaled $575,013.
(6)    Inventories
Inventories consisted of the following:

	April 1, 2023	December 31, 2022	April 2, 2022
Raw materials	$69,969	$69,279	$84,734
Work in process	102,837	107,904	121,095
Finished goods	1,796,327	1,802,489	1,614,145
	$1,969,133	$1,979,672	$1,819,974

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(7)    Debt
Debt consisted of the following:

	Interest Rate as of April 1, 2023	Principal Amount		Maturity Date
		April 1, 2023	December 31, 2022
Senior Secured Credit Facility:
Revolving Loan Facility	6.39%	$313,000	$352,500	November 2026
Term Loan A	6.41%	968,750	975,000	November 2026
Term Loan B	8.56%	900,000	—	March 2030
9.000% Senior Notes	9.00%	600,000	—	February 2031
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	—	—	900,000	—
3.5% Senior Notes	—	—	535,275	—
Accounts Receivable Securitization Facility	5.55%	166,000	209,500	June 2023
		3,847,750	3,872,275
Less long-term debt issuance costs and debt discount		40,055	13,198
Less current maturities		218,750	247,000
		$3,588,945	$3,612,077
Debt Refinancing and Amendments
In the quarter ended April 1, 2023, the Company refinanced its debt structure to provide greater near-term financial flexibility given the uncertainty within the current macroeconomic environment. The refinancing consisted of entering into a new senior secured term loan B facility in an aggregate principal amount of $900,000 due in 2030 (the “Term Loan B”), issuing $600,000 aggregate principal amount of 9.000% senior unsecured notes due in 2031 (the “9.000% Senior Notes”) and redeeming the Company’s 4.625% senior notes due in May 2024 (the “4.625% Senior Notes”) and 3.5% senior notes due in June 2024 (the “3.5% Senior Notes”).
In the quarter ended April 1, 2023, the Company used the net proceeds from borrowings under the Term Loan B together with the net proceeds from the offering of the 9.000% Senior Notes to redeem all of its outstanding 4.625% Senior Notes and 3.5% Senior Notes and pay the related fees and expenses which resulted in total charges of $8,466. The charges, which are recorded in the “Other expenses” line in the Condensed Consolidated Statements of Income, included a payment of $4,632 for a required make-whole premium related to the redemption of the 3.5% Senior Notes, a non-cash charge of $1,654 for the write-off of unamortized debt issuance costs related to the redemption of the 3.5% Senior Notes and a non-cash charge of $2,180 for the write-off of unamortized debt issuance costs related to the redemption of the 4.625% Senior Notes. The refinancing activities resulted in a debt discount of $9,000 related to the Term Loan B and total capitalized debt issuance costs of $22,417 which included $11,715 related to the Term Loan B and $10,702 related to the 9.000% Senior Notes. The debt discount and debt issuance costs are amortized into interest expense over the respective terms of the debt instruments. The cash payments for the make-whole premium and fees capitalized as debt issuance costs are reported in “Net cash from financing activities” in the Condensed Consolidated Statements of Cash Flows.
Term Loan B
In March 2023, the Company entered into the Term Loan B as an incremental term loan facility under the credit agreement that governs the Company’s existing Senior Secured Credit Facility. The issuance of the Term Loan B resulted in proceeds, net of the debt discount of $9,000 and debt issuance costs of $11,715, of approximately $879,285. The Term Loan B bears interest based on the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 3.75%, subject to a floor of 0.50%. The Term Loan B Facility is guaranteed by each domestic subsidiary of the Company which guarantees the other facilities under the Senior Secured Credit Facility (the “U.S. Subsidiary Guarantors”) and is secured by substantially all of the assets of the Company and the U.S. Subsidiary Guarantors, on a pari passu basis with the other facilities under the Senior Secured Credit Facility. Outstanding borrowings under the Term Loan B are repayable in 0.25% quarterly installments, with the remainder of the outstanding principal to be repaid at maturity. If the Term Loan B is repriced or refinanced on or prior to the six month anniversary of its funding and as a result of such repricing or refinancing the effective interest rate of the Term Loan B decreases, the Company shall be required to pay a prepayment fee equal to 1.0% of the aggregate principal amount of the

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Term Loan B subject to such repricing or refinancing. Additionally, the Company is required to prepay any outstanding amounts in connection with (i) the incurrence of certain indebtedness and (ii) non-ordinary course asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds in any period of twelve-consecutive months, with customary reinvestment provisions. The Term Loan B also requires the Company, as applicable, to prepay any outstanding term loans under the Term Loan B in connection with excess cash flow, which percentage will be based upon the Company’s leverage ratio during the relevant fiscal period. All such prepayments will be made on a pro rata basis under each of the applicable term loans that are subject to such prepayments. The Term Loan B matures on March 8, 2030.
9.000% Senior Notes
In February 2023, the Company issued the 9.000% Senior Notes, with interest payable on February 15 and August 15 of each year. The issuance of the 9.000% Senior Notes resulted in proceeds, net of debt issuance costs of $10,702, of approximately $589,298. The 9.000% Senior Notes will mature on February 15, 2031.
Prior to February 15, 2026, the Company has the right to redeem all or of a portion of the 9.000% Senior Notes at a redemption price equal to 100% of the principal amount plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, prior to February 15, 2026, the Company may on any one or more occasions redeem up to 40% of the notes with the net proceeds from certain equity offerings at a redemption price equal to 109.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. On and after February 15, 2026, the Company has the right to redeem all or a portion of the 9.000% Senior Notes, at the redemption prices set forth in the indenture governing the 9.000% Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In the event of a change of control of the Company and a rating downgrade, the Company will be required to offer to repurchase all outstanding 9.000% Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The 9.000% Senior Notes are senior unsecured obligations of the Company and are guaranteed by the Company and certain of its domestic subsidiaries that guarantee its credit facilities and certain other material indebtedness. The indenture contains customary covenants and events of default. The 9.000% Senior Notes were issued in a transaction exempt from registration under the Securities Act of 1933 and do not require disclosure of separate financial information for the guarantor subsidiaries.
Senior Secured Credit Facility Amendments
In November 2022 and in February 2023, given the economic conditions and the associated impact on earnings, the Company amended the credit agreement governing its Senior Secured Credit Facility to modify the financial covenants in order to avoid a potential covenant violation and to provide operating flexibility. The amendments effect changes to certain provisions and covenants under the Senior Secured Credit Facility during the period beginning with the fiscal quarter ended December 31, 2022 and continuing through the fiscal quarter ending March 30, 2024 or such earlier date as the Company may elect (such period of time, the “Covenant Relief Period”), including: (a) an increase in the maximum consolidated net total leverage ratio to 5.25 to 1.00 for the quarter ended December 31, 2022, 6.75 to 1.00 for the quarter ending April 1, 2023, 7.25 to 1.00 for the quarter ending July 1, 2023, 6.75 to 1.00 for the quarter ending September 30, 2023, 5.25 to 1.00 for the quarter ending December 30, 2023, and 5.00 to 1.00 for the quarter ending March 30, 2024, and reverting back to 4.50 to 1.00 for each quarter after the Covenant Relief Period has ended; (b) a reduction of the minimum interest coverage ratio from 3.00 to 1.00 to 2.60 to 1.00 for the quarter ended December 31, 2022 and the quarter ending April 1, 2023, 2.00 to 1.00 for the quarters ending July 1, 2023, September 30, 2023 and December 30, 2023, and 2.50 to 1.00 for the quarter ending March 30, 2024, with an increase to 2.75 to 1.00 for each quarter after the Covenant Relief Period has ended; (c) suspension of restricted payments in connection with share repurchases; (d) suspension of restricted payments pursuant to the Company's leverage ratio-based and "Available Amount" restricted payments baskets, (e) a cap on annual dividend payments of $75,000, which will revert back to the greater of (x) $350,000 and (y) 8.0% of Total Tangible Assets after the Covenant Relief Period has ended; (f) suspension of the Company’s “Available Amount” basket for investments in foreign subsidiaries and other investments; (g) suspension of the 0.50 to 1.00 increase in the maximum permitted consolidated net total leverage ratio resulting from a material permitted acquisition; and (h) the addition of two new tiers to the top of the pricing grid if the maximum consolidated net total leverage ratio exceeds 5.00 to 1.00 and 5.50 to 1.00. In conjunction with the Second Amendment, the Company transitioned the Senior Secured Credit Facility from LIBOR to SOFR with a 10 basis points credit spread adjustment already included in the Senior Secured Credit Facility. In addition, the Third Amendment limits the Company's ability to incur incremental secured indebtedness during the Covenant Relief Period to $1,750,000, subject to compliance with the financial covenants.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Other Debt Related Activity
As of April 1, 2023, the Company had $682,360 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account $313,000 of USD revolver loans and $4,640 of standby and trade letters of credit issued and outstanding under this facility.
The Company’s accounts receivable securitization facility (the “ARS Facility”) entered into in November 2007 was amended in June 2022. The latest amendment increased the fluctuating facility limit to $225,000 (previously $175,000) and extended the maturity date to June 2023. Additionally, the amendment changed the Company’s interest rate option as defined in the ARS Facility from the rate announced from time to time by PNC Bank, N.A. as its prime rate or LIBOR to the rate announced from time to time by PNC Bank, N.A. as its prime rate or SOFR and increased certain receivables to the pledged collateral pool for the facility. Borrowings under the Company’s ARS Facility are permitted only to the extent that the face of the receivables in the collateral pool, net of applicable concentrations, reserves and other deductions, exceeds the outstanding loans and also subject to a quarterly fluctuating facility limit, which is not to exceed $200,000 for quarter ended April 1, 2023. The Company’s maximum borrowing capacity under the ARS Facility was $169,406 as of April 1, 2023. The Company had $3,406 of borrowing availability under the ARS Facility at April 1, 2023.
The Company had $44,383 of borrowing availability under other international credit facilities after taking into account outstanding borrowings and letters of credit outstanding under the applicable facilities at April 1, 2023.
As of April 1, 2023, the Company was in compliance with all financial covenants under its credit facilities and other outstanding indebtedness. Under the terms of its Senior Secured Credit Facility, among other financial and non-financial covenants, the Company is required to maintain a minimum interest coverage ratio and a maximum leverage ratio, each of which is defined in the Senior Secured Credit Facility. The method of calculating all the components used in the covenants is included in the Senior Secured Credit Facility.
(8)    Income Taxes
In the quarter ended April 1, 2023, income tax expense was $18,500 resulting in an effective income tax rate of (116.3)%. and in the quarter ended April 2, 2022, income tax expense was $23,385 resulting in an effective income tax rate of 17.0%. The Company's effective tax rate for the quarter ended April 1, 2023 primarily differs from the U.S. statutory rate due to valuation allowances against certain net deferred tax assets. Additionally, the Company had unfavorable discrete items of $7,544 and $1,874 for the quarters ended April 1, 2023 and April 2, 2022, respectively.
The Organization for Economic Co-operation and Development (the “OECD”), an international association of 38 countries including the U.S., has proposed changes to numerous long-standing tax principles, including a global minimum tax initiative. On December 12, 2022, the European Union member states agreed to implement the OECD’s Pillar 2 global corporate minimum tax rate of 15% on companies with revenues of at least $790,000, which would go into effect in 2024. Currently, South Korea and Japan are the only countries to enact legislation consistent with the rules, while other countries including the United Kingdom, Switzerland, Canada and Australia are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The Company will continue to monitor the developing laws.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(9)    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(228,803)	$8,709	$(437,353)	$145,439	$(512,008)
Amounts reclassified from accumulated other comprehensive loss	—	(4,974)	4,077	1,243	346
Current-period other comprehensive loss activity	(9,056)	(17,611)	(12)	(181)	(26,860)
Total other comprehensive income (loss)	(9,056)	(22,585)	4,065	1,062	(26,514)

Balance at April 1, 2023	$(237,859)	$(13,876)	$(433,288)	$146,501	$(538,522)

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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Quarters Ended
		April 1, 2023	April 2, 2022
Write-off of cumulative translation associated with sale of business	Income from discontinued operations, net of tax	$—	$13,473

Gain (loss) on forward foreign exchange contracts designated as cash flow hedges	Cost of sales	3,410	1,612
	Income tax	(1,123)	(508)
	Income from discontinued operations, net of tax	—	(232)
	Net of tax	2,287	872

Gain on interest rate contracts designated as cash flow hedges	Interest expense, net	10	—
	Income tax	—	—
	Net of tax	10	—

Gain (loss) on cross-currency swap contracts designated as cash flow hedges	Selling, general and administrative expenses	973	(9,733)
	Interest expense, net	581	(1,361)
	Income tax	—	1,886
	Net of tax	1,554	(9,208)

Amortization of deferred actuarial loss and prior service cost	Other expenses	(4,077)	(5,203)
	Income tax	(120)	1,370
Pension activity associated with sale of business	Income from discontinued operations, net of tax	—	(460)
	Net of tax	(4,197)	(4,293)

Total reclassifications		$(346)	$844
(10)    Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts and cross-currency swap contracts to manage its exposures to movements in foreign exchange rates primarily related to the Euro, Australian dollar, Canadian dollar and Mexican peso and interest rate contracts to manage its exposures to movements in interest rates. The Company also uses a combination of cross-currency swap contracts and long-term debt to manage its exposure to foreign currency risk associated with the Company’s net investment in its European subsidiaries.

	Hedge Type	April 1, 2023	December 31, 2022
U.S. dollar equivalent notional amount of derivative instruments:
Forward foreign exchange contracts	Cash Flow and Mark to Market	$348,595	$397,908
Interest rate contracts	Cash Flow	$900,000	$—
Cross-currency swap contracts	Cash Flow	$—	$352,920
Cross-currency swap contracts	Net Investment	$—	$335,940

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Fair Values of Derivative Instruments
The fair values of derivative instruments related to forward foreign exchange contracts, cross-currency swap contracts and interest rate contracts recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		April 1, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	$2,575	$1,892
Interest rate contracts	Other current assets	10	—
Cross-currency swap contracts	Other current assets	—	1,033
Forward foreign exchange contracts	Other noncurrent assets	—	110
Cross-currency swap contracts	Other noncurrent assets	—	16,477
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	2,707	5,402
Total derivative assets		5,292	24,914

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(1,684)	(1,263)
Cross-currency swap contracts	Accrued liabilities	—	(252)
Forward foreign exchange contracts	Other noncurrent liabilities	—	(178)
Interest rate contracts	Other noncurrent liabilities	(14,684)	—
Cross-currency swap contracts	Other noncurrent liabilities	—	(27,753)
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(4,013)	(4,841)
Total derivative liabilities		(20,381)	(34,287)

Net derivative liability		$(15,089)	$(9,373)
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
On April 1, 2021, in connection with a reduction in the amount of the 3.5% Senior Notes designated in the European net investment hedge discussed below, the Company entered into three pay-fixed rate, receive-fixed rate cross-currency swap contracts with a total notional amount of €300,000. The Company designated these cross-currency swap contracts to hedge the undesignated portion of the foreign currency cash flow exposure related to the Company’s 3.5% Senior Notes. These cross-currency swap contracts, swapped Euro-denominated interest payments for U.S. dollar-denominated interest payments, thereby economically converting €300,000 of the Company’s €500,000 fixed-rate 3.5% Senior Notes to a fixed-rate 4.7945% USD-denominated obligation. In February 2023, in connection with the redemption of the 3.5% Senior Notes, the Company unwound these cross-currency swap contracts, which had an original maturity date of June 15, 2024. The Company paid $30,935 to settle the cross-currency swap contracts, which was reported in “Net cash from operating activities” in the Condensed Consolidated Statements of Cash Flows. The remaining gain in AOCI of $1,254 was released into earnings at the time of settlement and is recorded in the “Interest expense, net” line in the Condensed Consolidated Statements of Income.
In March 2023, the Company entered into an interest rate contract with a total notional amount of $900,000, which amortizes down to $600,000 on March 31, 2025. The Company designated this interest rate contract, which matures on March 31, 2026, to hedge the variability in contractually specified interest rates above 50 basis points associated with future interest payments on a portion of the Company’s variable-rate term loans to lock in certainty of future cash flows.
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately $4,312. The Company is hedging exposure to the variability in future foreign currency-denominated cash flows for forecasted transactions over the next 11 months and the variability in future interest payments on debt over the next 36 months.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The effect of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Income and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
	Quarters Ended
	April 1, 2023	April 2, 2022
Forward foreign exchange contracts	$(72)	$(3,186)
Interest rate contracts	(14,674)	—
Cross-currency swap contracts	(2,865)	(4,218)
Total	$(17,611)	$(7,404)

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Quarters Ended
		April 1, 2023	April 2, 2022
Forward foreign exchange contracts(1)	Cost of sales	$3,410	$1,612
Forward foreign exchange contracts(1)	Income from discontinued operations, net of tax	—	(307)
Interest rate contracts	Interest expense, net	10	—
Cross-currency swap contracts(1)	Selling, general and administrative expenses	973	(9,733)
Cross-currency swap contracts(1)	Interest expense, net	581	(1,361)
Total		$4,974	$(9,789)

(1)The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value.
The following table presents the amounts in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded:

	Quarters Ended
	April 1, 2023	April 2, 2022
Cost of sales	$939,717	$991,978
Selling, general and administrative expenses	$392,374	$413,666
Interest expense, net	$58,452	$31,963
Income from discontinued operations, net of tax	$—	$4,525
Net Investment Hedges
In July 2019, the Company entered into two pay-fixed rate, receive-fixed rate cross-currency swap contracts with a total notional amount of €300,000 that were designated as hedges of a portion of the beginning balance of the Company’s net investment in its European subsidiaries. These cross-currency swap contracts, which had an original maturity date of May 15, 2024, swapped U.S. dollar-denominated interest payments for Euro-denominated interest payments, thereby economically converting a portion of the Company’s fixed-rate 4.625% Senior Notes to a fixed-rate 2.3215% Euro-denominated obligation.
In July 2019, the Company also designated the full amount of its 3.5% Senior Notes with a carrying value of €500,000, which was a nonderivative financial instrument, as a hedge of a portion of the beginning balance of the Company’s European net investment. As of April 1, 2021, the Company reduced the amount of its 3.5% Senior Notes designated in the European net investment hedge from €500,000 to €200,000. As of December 31, 2022, the U.S. dollar equivalent carrying value of Euro-denominated long-term debt designated as a partial European net investment hedge was $214,110. In February 2023, in connection with the redemption of the 3.5% Senior Notes, the Company de-designated the remainder of the 3.5% Senior Notes in the European net investment hedge and unwound these cross-currency swap contracts. The Company received $18,942 to settle the cross-currency swap contracts, which was reported in “Net cash from investing activities” in the Condensed Consolidated Statement of Cash Flows. There was a cumulative gain of $5,525 from the designated portion of the 3.5% Senior

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Notes and a cumulative gain of $19,001 from the cross-currency swap contracts that will remain in cumulative translation adjustment, a component of AOCI, until the net investment in the Company’s EUR-functional subsidiaries is sold, liquidated, or substantially liquidated. The Company does not have any derivative or nonderivative financial instruments designated as net investment hedges as of April 1, 2023.
The amount of after-tax gains (losses) included in AOCI in the Condensed Consolidated Balance Sheets related to derivative instruments and nonderivative financial instruments designated as net investment hedges are as follows:

	Amount of Gain (Loss) Recognized in AOCI
	Quarters Ended
	April 1, 2023	April 2, 2022
Euro-denominated long-term debt	$(469)	$4,721
Cross-currency swap contracts	531	1,932
Total	$62	$6,653
The effect of derivative and non-derivative instruments designated as net investment hedges on the Condensed Consolidated Statements of Income are as follows:

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Quarters Ended
		April 1, 2023	April 2, 2022
Euro-denominated long-term debt	Income from discontinued operations, net of tax	$—	$(13,348)
Cross-currency swap contracts	Income from discontinued operations, net of tax	—	(2,505)
Cross-currency swap contracts (amounts excluded from effectiveness testing)	Interest expense, net	960	2,012
Total		$960	$(13,841)
The following table presents the amounts in the Condensed Consolidated Statements of Income in which the effects of net investment hedges are recorded:

	Quarters Ended
	April 1, 2023	April 2, 2022
Income from discontinued operations, net of tax	$—	$4,525
Interest expense, net (amounts excluded from effectiveness testing)	$58,452	$31,963
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The effect of derivative instruments not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Quarters Ended
		April 1, 2023	April 2, 2022
Forward foreign exchange contracts	Cost of sales	$(2,260)	$(4,202)
Forward foreign exchange contracts	Selling, general and administrative expenses	848	292
Total		$(1,412)	$(3,910)
(11)    Fair Value of Assets and Liabilities
As of April 1, 2023 and December 31, 2022, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments and deferred compensation plan liabilities. The fair values of forward foreign exchange derivative contracts are determined using the cash flows of the forward contracts, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair values of cross-currency swap and interest rate derivative contracts are determined using the cash flows of the contracts, discount rates to account for the passage of time, current foreign exchange and interest rate market data and credit risk, which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plan liabilities is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value or disclosed on a quarterly recurring basis.
There were no changes during the quarter ended April 1, 2023 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of and during the quarter ended April 1, 2023, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis or non-recurring basis.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of April 1, 2023
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$5,282	$—	$5,282	$—
Interest rate contracts - assets	10	—	10	—
Forward foreign exchange contracts - liabilities	(5,697)	—	(5,697)	—
Interest rate contracts - liabilities	(14,684)	—	(14,684)	—
Total derivative contracts	(15,089)	—	(15,089)	—
Deferred compensation plan liability	(14,569)	—	(14,569)	—
Total	$(29,658)	$—	$(29,658)	$—

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Assets (Liabilities) at Fair Value as of December 31, 2022
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$7,404	$—	$7,404	$—
Cross-currency swap contracts - assets	17,510	—	17,510	—
Forward foreign exchange contracts - liabilities	(6,282)	—	(6,282)	—
Cross-currency swap contracts - liabilities	(28,005)	—	(28,005)	—
Total derivative contracts	(9,373)	—	(9,373)	—
Deferred compensation plan liability	(16,096)	—	(16,096)	—
Total	$(25,469)	$—	$(25,469)	$—
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximated fair value as of April 1, 2023 and December 31, 2022. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $54,149 and $52,023 as of April 1, 2023 and December 31, 2022, respectively. The fair value of debt, which is classified as a Level 2 liability, was $3,792,033 and $3,697,856 as of April 1, 2023 and December 31, 2022, respectively. Debt had a carrying value of $3,847,750 and $3,872,275 as of April 1, 2023 and December 31, 2022, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions.
(12)    Business Segment Information
The Company’s operations are managed and reported in three operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear and International. These segments are organized principally by product category and geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. Other consists of the Company’s U.S.-based outlet stores, U.S. Sheer Hosiery business and certain sales from its supply chain and transitional services with the European Innerwear business which was sold on March 5, 2022. In the fourth quarter of 2021, the Company reached the decision to divest its U.S. Sheer Hosiery business, including the L’eggs brand, as part of its strategy to streamline its portfolio under its Full Potential plan. See Note “Assets and Liabilities Held for Sale” for additional information regarding the U.S. Sheer Hosiery business and the sale of the European Innerwear business.
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
•International primarily includes sales of the Company’s innerwear and activewear products outside the United States, primarily in Australia, Europe, Asia, Latin America and Canada.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses, restructuring and other action-related charges and amortization of intangibles. The accounting policies of the segments are consistent with those described in Note “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022.

	Quarters Ended
	April 1, 2023	April 2, 2022
Net sales:
Innerwear	$553,067	$578,947
Activewear	314,945	386,937
International	462,857	510,129
Other	58,541	100,143
Total net sales	$1,389,410	$1,576,156

	Quarters Ended
	April 1, 2023	April 2, 2022
Segment operating profit:
Innerwear	$72,608	$102,146
Activewear	9,974	48,984
International	51,349	89,438
Other	(4,874)	(671)
Total segment operating profit	129,057	239,897
Items not included in segment operating profit:
General corporate expenses	(58,626)	(57,228)
Restructuring and other action-related charges	(6,121)	(4,802)
Amortization of intangibles	(6,991)	(7,355)
Total operating profit	57,319	170,512
Other expenses	(14,771)	(987)
Interest expense, net	(58,452)	(31,963)
Income (loss) from continuing operations before income tax expense	$(15,904)	$137,562
The Company incurred restructuring and other action-related charges that were reported in the following lines in the Condensed Consolidated Statements of Income:

	Quarters Ended
	April 1, 2023	April 2, 2022
Cost of sales	$4,523	$499
Selling, general and administrative expenses	1,598	4,303
Total included in operating profit	6,121	4,802
Other expenses	8,350	—
Interest expense, net	(1,254)	—
Total included in income (loss) from continuing operations before income tax expense	13,217	4,802
Income tax expense	—	816
Total restructuring and other action-related charges	$13,217	$3,986

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The components of restructuring and other action-related charges were as follows:

	Quarters Ended
	April 1, 2023	April 2, 2022
Full Potential Plan:
Supply chain segmentation	$4,523	$1,020
Technology	3,684	4,459
Professional services	40	7,908
Operating model	(1,091)	(1,919)
Gain on classification of assets held for sale	(2,139)	(6,528)
Other	1,104	(138)
Total included in operating profit	6,121	4,802
Loss on extinguishment of debt included in other expenses	8,466	—
Gain on final settlement of cross currency swap contracts included in other expenses	(116)	—
Gain on final settlement of cross currency swap contracts included in interest expense, net	(1,254)	—
Total included in income (loss) from continuing operations before income tax expense	13,217	4,802
Tax effect on actions included in income tax expense	—	816
Total restructuring and other action-related charges	$13,217	$3,986
Restructuring and other action-related charges within operating profit included $6,121 and $4,802 of charges related to the implementation of the Company’s Full Potential plan in the quarters ended April 1, 2023 and April 2, 2022, respectively. Full Potential plan charges in the quarters ended April 1, 2023 and April 2, 2022 included non-cash gains of $2,139 and $6,528, respectively, to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting primarily from a decrease in carrying value due to changes in working capital. These valuation allowance adjustments are reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Income.
In the quarter ended April 1, 2023, the Company recorded a charge of $8,466 in restructuring and other action-related charges related to the redemption of its 4.625% Senior Notes and 3.5% Senior Notes. The charge, which is recorded in the “Other expenses” line in the Condensed Consolidated Statements of Income, included a payment of $4,632 for a required make-whole premium related to the redemption of the 3.5% Senior Notes and a non-cash charge of $3,834 for the write-off of unamortized debt issuance costs related to the redemption of the 4.625% Senior Notes and the 3.5% Senior Notes. See Note “Debt” for additional information. Additionally, in connection with the redemption of the 3.5% Senior Notes, the Company unwound the related cross-currency swap contracts previously designated as cash flow hedges and the remaining gain in AOCI of $1,254 was released into earnings at the time of settlement which is recorded in the “Interest expense, net” line in the Condensed Consolidated Statements of Income. See Note “Financial Instruments” for additional information.
At December 31, 2022, the Company had an accrual of $16,170 for expected benefit payments related to actions taken in prior years. During the quarter ended April 1, 2023, the Company approved actions to align the Company’s manufacturing network and support with its Full Potential plan initiatives and incurred charges of $1,600 for employee termination and other benefits for employees affected by the actions which are reflected in the “Cost of sales” line in the Condensed Consolidated Statement of Income and in the “Supply chain segmentation” line in the restructuring and other action-related charges table above. During the quarter ended April 1, 2023, the Company made benefit payments and other adjustments of $4,135, resulting in an ending accrual of $13,635 which is included in the “Accrued liabilities” line of the Condensed Consolidated Balance Sheets at April 1, 2023.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated interim financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2022, which were included in our Annual Report on Form 10-K filed with the SEC. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for the full year or future periods, and our actual results may differ materially from those expressed in or implied by the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022. In particular, statements with respect to trends associated with our business, our multi-year growth strategy (“Full Potential plan”), any potential ongoing effects of the COVID-19 pandemic, including on consumer spending, global supply chains and the financial markets, our ability to deleverage on the anticipated time frame or at all, which could negatively impact our ability to satisfy the financial covenants in our Senior Secured Credit Agreement or other contractual arrangements any inadequacy, interruption, integration failure or security failure with respect to our information technology (including the ransomware attack announced May 31, 2022), the contemplated sale of our U.S. Sheer Hosiery business and our future financial performance included in this MD&A include forward-looking statements.
Overview
Hanesbrands Inc. (collectively with its subsidiaries, “we,” “us,” “our,” or the “Company”) is a socially responsible leading marketer of everyday basic innerwear and activewear apparel in the Americas, Australasia, Europe and Asia under some of the world’s strongest apparel brands, including Hanes, Champion, Bonds, Maidenform, Bali, Bras N Things, Playtex, JMS/Just My Size, Gear for Sports, Wonderbra, Berlei, Comfortwash and Alternative. We design, manufacture, source and sell a broad range of basic apparel such as T-shirts, bras, panties, shapewear, underwear, socks and activewear produced in our low-cost global supply chain. Our products are marketed to consumers shopping in mass merchants, mid-tier and department stores, specialty stores and the consumer-directed channel, which includes our owned retail locations, as well as e-commerce sites. Our brands hold either the number one or number two market position by units sold in many of the product categories and geographies in which we compete.
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
In addition, in the fourth quarter of 2021, we reached the decision to divest our U.S. Sheer Hosiery business, including the L’eggs brand, as part of our strategy to streamline our portfolio under our Full Potential plan and determined that this business met held-for-sale accounting criteria. The related assets and liabilities are presented as held for sale in the Condensed Consolidated Balance Sheets at April 1, 2023, December 31, 2022 and April 2, 2022. The operations of our U.S. Sheer Hosiery business are reported in “Other” for all periods presented in Note “Business Segment Information” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q. We expect to complete the sale of this business within the next 12 months. See Note “Assets and Liabilities Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
We seek to generate strong cash flow through effectively optimizing our capital structure and managing working capital levels. We recently shifted our capital allocation strategy to focus the use of all our free cash flow (cash from operations less capital expenditures) on reducing debt and bringing our leverage back to a range that is no greater than two to three times on a net debt-to-adjusted EBITDA basis. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization excluding restructuring and other action-related costs and stock compensation expense. Net debt is defined as total debt less cash and cash equivalents.
Ransomware Attack
As previously disclosed, on May 24, 2022, we identified that we had become subject to a ransomware attack and activated our incident response and business continuity plans designed to contain the incident. As part of our forensic investigation and assessment of the impact, we determined that certain of our information technology systems were affected by the ransomware attack.
Upon discovering the incident, we took a series of measures to further safeguard the integrity of our information technology systems, including working with cybersecurity experts to contain the incident and implementing business continuity plans to restore and support continued operations. These measures also included resecuring data, remediation of the malware across infected machines, rebuilding critical systems, global password reset and enhanced security monitoring. We notified appropriate law enforcement authorities as well as certain data protection regulators, and in addition to our public announcements of the incident, we provided breach notifications and regulatory filings as required by applicable law starting in August 2022, and that notification process is complete. We believe the incident has been contained, we have restored our critical information technology systems, and manufacturing, retail and other internal operations continue. There is no ongoing operational impact on our ability to provide our products and services. We maintain insurance, including coverage for cyber-attacks, subject to certain deductibles and policy limitations, in an amount that we believe appropriate.
We are named in two pending lawsuits in connection with our previously disclosed ransomware incident. On October 7, 2022, a putative class action, entitled, Roman v. Hanes Brands [sic], Inc., was filed in the United States District Court for the Central District of California. The lawsuit alleges, among other things, negligence, negligence per se, breach of implied contract, unjust enrichment, breach of implied covenant of good faith and fair dealing, unfair business practices under the California Business and Professions Code, and violations of the California Confidentiality of Medical Information Act in connection with the ransomware incident. On October 13, 2022, another putative class action, entitled, Toussaint v. HanesBrands,[sic] Inc., was filed in the United States District Court for the Middle District of North Carolina. The lawsuit alleges, among other things, negligence, negligence per se, breach of implied contract, invasion of privacy, and unjust enrichment in connection with the ransomware incident. The pending lawsuits seek, among other things, monetary and injunctive relief. The lawsuits have been consolidated in the United States District Court for the Middle District of North Carolina, and Plaintiffs have been granted leave to file a consolidated complaint. Plaintiff Roman also filed a second putative class action with regard to the ransomware incident in the United States District Court for the Middle District of North Carolina on January 16, 2023, entitled Roman v. Hanesbrands,[sic] Inc., which was voluntarily dismissed without prejudice on January 20, 2023. We are vigorously defending the remaining pending matters and believe the cases are without merit. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations. However, at this early stage in the proceedings, we are not able to determine the probability of the outcome of these matters or a range of reasonably expected losses, if any.
During the quarter ended April 1, 2023, we incurred no net costs related to the ransomware attack. Minimal legal fees and the offsetting expected insurance recoveries are reflected in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income. We cannot determine, at this time, the full extent of any proceedings or additional costs or expenses related to the security event or whether such impact will ultimately have a material adverse effect.

Financing Arrangements
In the quarter ended April 1, 2023, we entered into a new senior secured term loan B facility in an aggregate principal amount of $900 million due in 2030 (the “Term Loan B”), issued $600 million aggregate principal amount of 9.000% senior unsecured notes due in 2031 (the “9.000% Senior Notes”) and redeemed our 4.625% senior notes due in May 2024 (the “4.625% Senior Notes”) and our 3.5% senior notes due in June 2024 (the “3.5% Senior Notes”). Additionally, in November 2022 and in February 2023, given the economic conditions and the associated impact on earnings, we amended the credit agreement governing our Senior Secured Credit Facility to modify the financial covenants in order to avoid a potential covenant violation and to provide operating flexibility. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
Impact of the Macroeconomic Pressures on Our Business
The macroeconomic pressures caused by the lingering effects from the COVID-19 pandemic continue to impact our business operations and financial results, as described in more detail under “Condensed Consolidated Results of Operations - First Quarter Ended April 1, 2023 Compared with First Quarter Ended April 2, 2022” below, primarily through reduced traffic and closures of Company-operated and third-party retail locations in certain markets, global supply chain disruptions and higher levels of inflation due to factory disruptions, port congestion, transportation delays as well as labor and container shortages, which resulted in higher operating costs causing pressure on our gross and operating profit. At the height of the global supply chain disruptions in 2022, we experienced delayed inventory orders which, in turn, resulted in the inability to fulfill certain customer orders and decreased product availability in our Company-owned stores and e-commerce sites which negatively impacted our net revenues and increased net inventory levels. We took aggressive measures in 2022 to focus on reducing inventory units, including manufacturing time-out costs which reduced our inventory units by 6% at the end of 2022 compared to 2021. We expect gross and operating margin pressure to continue in the first half of fiscal 2023 as we sell through the remainder of our higher-cost inventory. We expect gross and operating margin pressure to ease in the second half of 2023 as lower cost inventory currently being produced is sold and we anniversary the manufacturing time-out costs related to our inventory reduction initiatives in 2022. The future impact of the macroeconomic pressures, including the COVID-19 pandemic, supply chain disruptions and inflation, remain highly uncertain, and our business and results of operations, including our net revenues, earnings and cash flows, could continue to be adversely impacted.
Outlook for 2023
We estimate our 2023 guidance as follows:
•Net sales of approximately $6.05 billion to $6.20 billion, net of approximately $40 million of unfavorable foreign currency exchange impact;
•Operating profit of approximately $446 million to $496 million, net of approximately $5 million of unfavorable foreign currency exchange impact;
•Restructuring and other action-related charges totaling $61 million including Full Potential plan-related charges of approximately $54 million included in operating profit and refinancing charges of $7 million included in interest and other expenses;
•Interest expense and other expenses of approximately $307 million combined;
•Tax expense from continuing operations of approximately $90 million to $100 million;
•Diluted earnings per share from continuing operations of approximately $0.14 to $0.25;
•Cash flow from operating activities of approximately $500 million; and
•Capital investments of approximately $150 million, including capital expenditures of $70 million within investing cash flow activities and cloud computing arrangements of $80 million within operating cash flow activities.
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

Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse basis, our sales are impacted by discretionary consumer spending trends. Discretionary spending is affected by many factors that are outside our control, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, energy prices, unemployment trends and other matters that influence consumer confidence and spending. Consumers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. As a result, consumers may choose to purchase fewer of our products, to purchase lower-priced products of our competitors in response to higher prices for our products or may choose not to purchase our products at prices that reflect our price increases that become effective from time to time.
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
Changes in product sales mix can impact our gross profit as the percentage of our sales attributable to higher margin products, such as intimate apparel and men’s underwear, and lower margin products, such as seasonal and replenishable activewear, fluctuate from time to time. In addition, sales attributable to higher and lower margin products within the same product category fluctuate from time to time. Our customers may change the mix of products ordered with minimal notice to us, which makes trends in product sales mix difficult to predict. However, certain changes in product sales mix are seasonal in nature, as sales of socks and fleece products generally have higher sales during the last two quarters (July to December) of each fiscal year as a result of cooler weather, back-to-school shopping and holidays, while other changes in product mix may be attributable to consumers’ preferences and discretionary spending.
Key Financial Results from the First Quarter Ended April 1, 2023
Key financial results are as follows:
•Total net sales in the first quarter of 2023 were $1.39 billion, compared with $1.58 billion in the same period of 2022, representing a 12% decrease.
•Operating profit decreased 66% to $57 million in the first quarter of 2023, compared with $171 million in the same period of 2022. As a percentage of sales, operating profit was 4.1% in the first quarter of 2023 compared to 10.8% in the same period of 2022.
•Diluted loss per share from continuing operations was $0.10 in the first quarter of 2023 compared with diluted earnings per share from continuing operations of $0.32 in the first quarter of 2022.

Condensed Consolidated Results of Operations — First Quarter Ended April 1, 2023 Compared with First Quarter Ended April 2, 2022

	Quarters Ended
	April 1, 2023	April 2, 2022	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,389,410	$1,576,156	$(186,746)	(11.8)%
Cost of sales	939,717	991,978	(52,261)	(5.3)
Gross profit	449,693	584,178	(134,485)	(23.0)
Selling, general and administrative expenses	392,374	413,666	(21,292)	(5.1)
Operating profit	57,319	170,512	(113,193)	(66.4)
Other expenses	14,771	987	13,784	1,396.6
Interest expense, net	58,452	31,963	26,489	82.9
Income (loss) from continuing operations before income tax expense	(15,904)	137,562	(153,466)	(111.6)
Income tax expense	18,500	23,385	(4,885)	(20.9)
Income (loss) from continuing operations	(34,404)	114,177	(148,581)	(130.1)
Income from discontinued operations, net of tax	—	4,525	(4,525)	(100.0)
Net income (loss)	$(34,404)	$118,702	$(153,106)	(129.0)%
Net Sales
Net sales decreased 12% during the first quarter of 2023 compared to the first quarter of 2022 primarily due to the macro-driven slowdown in consumer spending in the U.S. and Australia, higher inventory levels at retail and the unfavorable impact from foreign currency exchange rates in our International business of approximately $31 million.
Operating Profit
Operating profit as a percentage of net sales was 4.1% during the first quarter of 2023, representing a decrease from 10.8% in the prior year. Operating margin decreased as a result of input cost inflation and unfavorable sales mix partially offset by pricing actions taken in mid-first quarter 2022 and cost reduction actions. Included in operating profit in the first quarter of 2023 and 2022 were charges of $6 million and $5 million, respectively, related to the implementation of our Full Potential plan.
Other Highlights
Other Expenses – Other expenses increased $14 million in the first quarter of 2023 compared to the first quarter of 2022 primarily due to recording charges of nearly $9 million as a result of the redemption of our 4.625% Senior Notes and our 3.5% Senior Notes in the first quarter of 2023. The charges included a payment of $5 million for a required make-whole premium related to the redemption of the 3.5% Senior Notes and non-cash charges of $4 million for the write-off of unamortized debt issuance costs. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information. Other expenses also included higher funding fees for sales of accounts receivable to financial institutions and higher pension expense in 2023.
Interest Expense – Interest expense was higher by $26 million in the first quarter of 2023 compared to the first quarter of 2022 primarily due to higher weighted average outstanding debt balances and a higher weighted average interest rate on our borrowings during the first quarter of 2023 compared to the first quarter of 2022. Additionally, in conjunction with the redemption of the 3.5% Senior Notes described in “Other Expenses” above, we unwound the related cross-currency swap contracts previously designated as cash flow hedges and the remaining gain in AOCI of $1 million was released into earnings at the time of settlement which partially offset interest expense in the first quarter of 2023. See Note “Financial Instruments” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information. Our weighted average interest rate on our outstanding debt was 5.78% for the first quarter of 2023 compared to 3.53% for the first quarter of 2022.
Income Tax Expense – In the first quarter of 2023, income tax expense was $19 million, resulting in an effective income tax rate of (116.3)% and in the first quarter of 2022, income tax expense was $23 million, resulting in an effective income tax rate of 17.0%. Our effective tax rate for the first quarter of 2023 primarily differs from the U.S. statutory rate due to valuation allowances against certain net deferred tax assets. Additionally, we had unfavorable discrete items of $8 million and $2 million in the first quarter of 2023 and 2022, respectively.

Discontinued Operations – The results of our discontinued operations include the operations of our European Innerwear business which was sold in connection with our Full Potential plan on March 5, 2022. See Note “Assets and Liabilities Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
Operating Results by Business Segment — First Quarter Ended April 1, 2023 Compared with First Quarter Ended April 2, 2022

	Net Sales
	Quarters Ended
	April 1, 2023	April 2, 2022	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$553,067	$578,947	$(25,880)	(4.5)%
Activewear	314,945	386,937	(71,992)	(18.6)
International	462,857	510,129	(47,272)	(9.3)
Other	58,541	100,143	(41,602)	(41.5)
Total	$1,389,410	$1,576,156	$(186,746)	(11.8)%

	Operating Profit and Margin
	Quarters Ended
	April 1, 2023		April 2, 2022		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$72,608	13.1%	$102,146	17.6%	$(29,538)	(28.9)%
Activewear	9,974	3.2	48,984	12.7	(39,010)	(79.6)
International	51,349	11.1	89,438	17.5	(38,089)	(42.6)
Other	(4,874)	(8.3)	(671)	(0.7)	(4,203)	626.4
Corporate	(71,738)	NM	(69,385)	NM	(2,353)	3.4
Total	$57,319	4.1%	$170,512	10.8%	$(113,193)	(66.4)%
Innerwear
Innerwear net sales decreased 4% compared to the first quarter of 2022 primarily due to softer point-of-sale trends stemming from the macroeconomic pressures partially offset by pricing actions taken mid-quarter of 2022.
Innerwear operating margin was 13.1%, a decrease from 17.6% in the same period a year ago. The operating margin decline resulted from input cost inflation, lower sales volume and unfavorable product and channel mix partially offset by pricing actions taken mid-quarter of 2022 and cost reduction actions.
Activewear
Activewear net sales decreased 19% compared to the first quarter of 2022 driven by the slowdown in consumer spending, which resulted in softer point-of-sale trends and higher inventory levels at retail, particularly in the printwear channel, as well as strategic channel clean-up work within Champion in the U.S. The net sales decrease was partially offset by growth in the collegiate channel.
Activewear operating margin was 3.2%, a decrease from 12.7% in the same period a year ago. The operating margin decline resulted from lower sales volume, input cost inflation, unfavorable product mix and higher reserves as compared to last year due to higher inventory levels at retail partially offset by pricing actions taken during 2022 and cost reduction actions.
International
Net sales in the International segment decreased 9% compared to the first quarter of 2022 due to unfavorable foreign currency exchange rates, higher inventory levels at retail in Asia and macroeconomic pressures impacting consumer sentiment in Australia. The unfavorable impact of foreign currency exchange rates decreased net sales approximately $31 million in the first quarter of 2023. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, decreased 3%. The impact of foreign currency exchange rates is calculated by applying prior period exchange rates to the current year financial results.

International operating margin was 11.1%, a decrease from 17.5% in the same period a year ago. The decrease in operating margin primarily resulted from input costs inflation, transactional impact from foreign exchange rates and unfavorable business mix.
Other
Other net sales decreased primarily as a result of decreased sales from our supply chain to the European Innerwear business in the first quarter of 2023 compared to the first quarter of 2022. Operating margin decreased due to the deleverage of selling, general and administrative expenses due to the decline in sales volume.
We continued certain sales from our supply chain to the European Innerwear business on a transitional basis after the sale of the business in the first quarter of 2022. These sales and the related profit are included in Other in all periods presented and have not been eliminated as intercompany transactions in consolidation for the period when the European Innerwear business was owned by us. See Note “Assets and Liabilities Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
Corporate
Corporate expenses were higher in the first quarter of 2023 compared to the first quarter of 2022 primarily due to increased information technology costs and higher restructuring and other action-related charges partially offset by lower variable compensation costs. Included in restructuring and other action-related charges within operating profit in the first quarter of 2023 and 2022 were $6 million and $5 million, respectively, of charges related to the implementation of our Full Potential plan. Full Potential plan charges in the quarters ended April 1, 2023 and April 2, 2022 included non-cash gains of $2 million and $7 million, respectively, to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting primarily from a decrease in carrying value due to changes in working capital.

	Quarters Ended
	April 1, 2023	April 2, 2022
	(dollars in thousands)
Restructuring and other action-related charges:
Full Potential Plan:
Supply chain segmentation	$4,523	$1,020
Technology	3,684	4,459
Professional services	40	7,908
Operating model	(1,091)	(1,919)
Gain on classification of assets held for sale	(2,139)	(6,528)
Other	1,104	(138)
Total included in operating profit	6,121	4,802
Loss on extinguishment of debt included in other expenses	8,466	—
Gain on final settlement of cross currency swap contracts included in other expenses	(116)	—
Gain on final settlement of cross currency swap contracts included in interest expense, net	(1,254)	—
Total included in income (loss) from continuing operations before income tax expense	13,217	4,802
Tax effect on actions included in income tax expense	—	816
Total restructuring and other action-related charges	$13,217	$3,986
Liquidity and Capital Resources
Cash Requirements and Trends and Uncertainties Affecting Liquidity
We rely on our cash flows generated from operations and the borrowing capacity under our credit facilities to meet the cash requirements of our business. We recently shifted our capital allocation strategy to utilize our cash from operations for payments to our employees and vendors in the normal course of business and to reinvest in our business through capital expenditures. We then plan to utilize our free cash flow (cash from operations less capital expenditures) to pay down debt to bring our leverage back to a range that is no greater than two to three times on a net debt-to-adjusted EBITDA basis.
Based on our current estimate of future earnings and cash flows, we believe we have sufficient cash and available borrowings to support our operations and key business strategies for at least one year from the issuance of these financial statements based on our current expectations and forecasts.

In the quarter ended April 1, 2023, we entered into the Term Loan B, the 9.000% Senior Notes and redeemed our 4.625% Senior Notes and our 3.5% Senior Notes. Additionally, in November 2022 and in February 2023, given the economic conditions and the associated impact on earnings, we amended the credit agreement governing our Senior Secured Credit Facility to modify the financial covenants in order to avoid a potential covenant violation and to provide operating flexibility. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
Our primary sources of liquidity are cash generated from global operations and cash available under our Revolving Loan Facility, our accounts receivable securitization facility (the “ARS Facility”) and our other international credit facilities.
We had the following borrowing capacity and available liquidity under our credit facilities as of April 1, 2023:

	As of April 1, 2023
	Borrowing Capacity	Available Liquidity
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility(1)	$1,000,000	$682,360
Accounts Receivable Securitization Facility(2)	169,406	3,406
Other international credit facilities	75,666	44,383
Total liquidity from credit facilities	$1,245,072	$730,149
Cash and cash equivalents		213,209
Total liquidity		$943,358

(1)A portion of the Revolving Loan Facility is available to be borrowed in Euros or Australian dollars.
(2)Borrowing availability under the ARS Facility is subject to a quarterly fluctuating facility limit ranging from $200 million to $225 million based on the applicable quarter and permitted only to the extent that the face of the receivables in the collateral pool, net of applicable concentrations, reserves and other deductions, exceeds the outstanding loans.
The following have impacted or may impact our liquidity:
•In the quarter ended April 1, 2023, we entered into the Term Loan B, the 9.000% Senior Notes and redeemed our 4.625% Senior Notes and our 3.5% Senior Notes.
•We have principal and interest obligations under our debt and ongoing financial covenants under those debt facilities.
•The macroeconomic pressures including the COVID-19 pandemic, supply chain disruptions and inflationary pressures have had, and may continue to have, a negative impact on our business.
•Although we have historically paid a regular quarterly dividend, the Hanesbrands Board of Directors eliminated our quarterly cash dividend as we recently shifted our capital allocation strategy to pay down debt to bring our leverage back to a range that is no greater than two to three times on a net debt-to-adjusted EBITDA basis. The declaration of any future dividends and, if declared, the amount of any such dividends, will be subject to our actual future earnings, capital requirements, regulatory restrictions, debt covenants, other contractual restrictions and to the discretion of our Board of Directors.
•We have invested in efforts to accelerate worldwide omnichannel and global growth initiatives, as well as marketing and brand building.
•We have launched a multi-year cost savings program intended to self-fund the investments necessary to achieve our Full Potential plan’s objectives.
•We expect capital expenditures of approximately $150 million in 2023, including capital expenditures of $70 million within investing cash flow activities and cloud computing arrangements of $80 million within operating cash flow activities.
•In the future, we may pursue strategic business acquisitions or divestitures.
•We expect to have no required cash contributions to our U.S. pension plans in 2023 based on a preliminary calculation by our actuary but we may also elect to make voluntary contributions.
•We may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could impact our effective income tax rate. We have not changed our reinvestment strategy from the prior year with regards to our unremitted foreign earnings and intend to remit foreign earnings totaling $269 million.

Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the quarters ended April 1, 2023 and April 2, 2022 was derived from our condensed consolidated interim financial statements.

	Quarters Ended
	April 1, 2023	April 2, 2022
	(dollars in thousands)
Operating activities	$44,537	$(231,189)
Investing activities	(5,300)	(29,590)
Financing activities	(64,180)	67,567
Effect of changes in foreign exchange rates on cash	(261)	1,793
Change in cash and cash equivalents	(25,204)	(191,419)
Cash and cash equivalents at beginning of year	238,413	560,629
Cash and cash equivalents at end of period	$213,209	$369,210
Operating Activities
Our overall liquidity has historically been driven by our cash flow provided by operating activities, which is dependent on net income and changes in our working capital. As compared to the prior year, net cash provided by operating activities resulting from improved working capital management primarily driven by lower inventory production and favorable accounts receivable, accounts payable and accruals activity partially offset by the payment to unwind and settle the cross-currency swap contracts previously designated as cash flow hedges in connection with the redemption of 3.5% Senior Notes and the increase capital investments in our cloud computing assets.
Investing Activities
The decrease in net cash used by investing activities in the first quarter of 2023 compared to the same period of 2022 was primarily the result of the final settlement of the cross currency swap contracts previously designated as net investment hedges in connection with the redemption of 3.5% Senior Notes which resulted in a $19 million cash inflow in the first quarter of 2023 and as a result of the sale of the European Innerwear business which resulted in an $11 million cash outflow in the first quarter of 2022.
Financing Activities
Net cash used for financing activities in the first quarter of 2023 primarily resulted from net payments on our ARS Facility and our Revolving Loan Facility as compared to the same period of 2022 where net cash provided by financing activities resulted from net borrowings on our ARS Facility and our Revolving Loan Facility. Additionally, in the quarter ended April 1, 2023, we refinanced our debt structure to provide greater near-term financial flexibility given the uncertainty within the current macroeconomic environment. The refinancing consisted of entering into the Term Loan B, issuing the 9.000% Senior Notes and redeeming our 4.625% Senior Notes and 3.5% Senior Notes. We paid approximately $27 million to amend and refinance the credit facilities which included a required make-whole premium of $5 million related to the redemption of the 3.5% Senior Notes and total capitalized debt issuance costs of $22 million related to the issuance of Term Loan B and the 9.000% Senior Notes. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information. Net cash from financing activities in the first quarter of 2022 also included a dividend payment of $52 million and shares repurchased at a total cost of $25 million. Additionally, we made scheduled repayments on Term Loan A of $6 million in the first quarter of 2023 and 2022.
Financing Arrangements
In the quarter ended April 1, 2023, we entered into the Term Loan B, issued the 9.000% Senior Notes and redeemed our 4.625% Senior Notes and our 3.5% Senior Notes. Additionally, in November 2022 and in February 2023, given the economic conditions and the associated impact on earnings, we amended the credit agreement governing our Senior Secured Credit Facility to modify the financial covenants in order to avoid a potential covenant violation and to provide operating flexibility. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
We believe our financing structure provides a secure base to support our operations and key business strategies. As of April 1, 2023, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness. Under the terms of our Senior Secured Credit Facility, among other financial and non-financial covenants, we are required to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio, each of which is defined in the Senior Secured Credit Facility. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility.
We expect to maintain compliance with our covenants, as amended, for at least one year from the issuance of these financial statements based on our current expectations and forecasts, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 or other SEC filings could cause noncompliance. If economic conditions worsen and our earnings and operating cash flows do not start to recover as currently estimated by management, this could impact our ability to maintain compliance with our amended financial covenants and require us to seek additional amendments to our Senior Secured Credit Facility. If we are not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, our lenders could require us to repay our outstanding debt. In that situation, we may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
For further details regarding our liquidity from our available cash balances and credit facilities see “Cash Requirements and Trends and Uncertainties Affecting Liquidity” above.
Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to report our operating results and financial condition in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note “Summary of Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in these policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2022.
Recently Issued Accounting Pronouncements
For a summary of recently issued accounting pronouncements, see Note “Recent Accounting Pronouncements” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in our market risk exposures from those described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 1, 2023.
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
No new legal proceedings became reportable during the quarter ended April 1, 2023 and there have been no material developments during such quarter regarding any previously reported legal proceedings which have not been previously disclosed.
We are also subject to various claims and legal actions that occur from time to time in the ordinary course of our business. However, we are not party to any pending legal proceedings, including the pending lawsuits in connection with the previously disclosed ransomware incident, that we believe could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors
The risk factors that affect our business and financial results that are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse ultimate impact on our business, financial condition, liquidity or results of operations.

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

4.1
Indenture, dated February 14, 2023, among Hanesbrands Inc., the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2023).

4.2	Form of 9.000% Senior Notes due 2031 (incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2023).

10.1
Third Amendment, dated as of February 1, 2023, to the Fifth Amended and Restated Credit Agreement among Hanesbrands Inc., MFB International Holdings S.à r.l., HBI Australia Acquisition Co. Pty Ltd, the lenders party thereto and JPMorgan Chase Bank N.A., as the administrative agent and the collateral agent.

10.2
First Incremental Amendment and Joinder Agreement, dated as of March 8, 2023, to the Fifth Amended and Restated Credit Agreement among Hanesbrands Inc., MFB International Holdings S.à r.l., HBI Australia Acquisition Co. Pty Ltd, the lenders party thereto and JPMorgan Chase Bank N.A., as the administrative agent and the collateral agent (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2023).

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
M. Scott Lewis Interim Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: May 3, 2023