Form 10-Q
period 2023-07-01
Hanesbrands Inc.
filed 2023-08-10
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2023, there were 349,886,626 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “could,” “will,” “expect,” “outlook,” “potential,” “project,” “estimate,” “future,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results are forward-looking statements and are subject to risks and uncertainties, including statements with respect to trends associated with our business, our ability to successfully implement our multi-year transformation strategy (“Full Potential transformation plan”), the rapidly changing retail environment and the level of consumer demand, any potential ongoing effects of the COVID-19 pandemic, including effects on consumer spending, global supply chains and the financial markets, our ability to deleverage on the anticipated time frame or at all, which could negatively impact our ability to satisfy the financial covenants in our Senior Secured Credit Agreement or other contractual arrangements, any inadequacy, interruption, integration failure or security failure with respect to our information technology (including the ransomware attack announced May 31, 2022), the expected sale of our U.S. Sheer Hosiery business, future intangible assets or goodwill impairment due to changes in our business, legal, regulatory, political and economic risks related to our international operations, our ability to effectively manage our complex international tax structure and our future financial performance included in this Quarterly Report on Form 10-Q specifically appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.
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

HANESBRANDS INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$1,438,980	$1,513,467	$2,828,390	$3,089,623
Cost of sales	956,243	941,366	1,895,960	1,933,344
Gross profit	482,737	572,101	932,430	1,156,279
Selling, general and administrative expenses	413,333	424,847	805,707	838,513
Operating profit	69,404	147,254	126,723	317,766
Other expenses	7,263	1,889	22,034	2,876
Interest expense, net	74,605	33,724	133,057	65,687
Income (loss) from continuing operations before income tax expense	(12,464)	111,641	(28,368)	249,203
Income tax expense	10,000	18,980	28,500	42,365
Income (loss) from continuing operations	(22,464)	92,661	(56,868)	206,838
Income (loss) from discontinued operations, net of tax	—	(560)	—	3,965
Net income (loss)	$(22,464)	$92,101	$(56,868)	$210,803

Earnings (loss) per share - basic:
Continuing operations	$(0.06)	$0.26	$(0.16)	$0.59
Discontinued operations	—	0.00	—	0.01
Net income (loss)	$(0.06)	$0.26	$(0.16)	$0.60

Earnings (loss) per share - diluted:
Continuing operations	$(0.06)	$0.26	$(0.16)	$0.59
Discontinued operations	—	0.00	—	0.01
Net income (loss)	$(0.06)	$0.26	$(0.16)	$0.60

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Quarters Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income (loss)	$(22,464)	$92,101	$(56,868)	$210,803
Other comprehensive income (loss):
Translation adjustments	1,187	(122,122)	(7,869)	(94,825)
Unrealized gain (loss) on qualifying cash flow hedges, net of tax of $(372), $(3,658), $569, and $(2,689), respectively	19,109	5,056	(2,535)	8,410
Unrecognized income from pension and postretirement plans, net of tax of $(10), $(1,435), $111 and $(2,752), respectively	4,051	3,995	8,237	8,256
Total other comprehensive income (loss)	24,347	(113,071)	(2,167)	(78,159)
Comprehensive income (loss)	$1,883	$(20,970)	$(59,035)	$132,644

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	July 1, 2023	December 31, 2022	July 2, 2022
Assets
Cash and cash equivalents	$191,832	$238,413	$247,922
Trade accounts receivable, net	686,040	721,396	918,253
Inventories	1,836,021	1,979,672	2,090,711
Other current assets	177,181	178,946	236,821
Current assets held for sale	623	13,327	12,094
Total current assets	2,891,697	3,131,754	3,505,801
Property, net	431,714	442,404	442,539
Right-of-use assets	440,479	414,894	349,382
Trademarks and other identifiable intangibles, net	1,235,056	1,255,693	1,261,096
Goodwill	1,105,378	1,108,907	1,106,529
Deferred tax assets	19,818	20,162	315,003
Other noncurrent assets	154,889	130,062	108,964
Total assets	$6,279,031	$6,503,876	$7,089,314

Liabilities and Stockholders’ Equity
Accounts payable	$958,540	$917,481	$1,237,129
Accrued liabilities	459,384	498,028	567,628
Lease liabilities	101,541	114,794	113,414
Accounts Receivable Securitization Facility	149,000	209,500	104,700
Current portion of long-term debt	59,000	37,500	25,000
Current liabilities held for sale	623	13,327	12,094
Total current liabilities	1,728,088	1,790,630	2,059,965
Long-term debt	3,504,275	3,612,077	3,627,202
Lease liabilities - noncurrent	365,580	326,644	262,593
Pension and postretirement benefits	110,600	116,167	236,223
Other noncurrent liabilities	222,528	260,094	191,160
Total liabilities	5,931,071	6,105,612	6,377,143

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 349,839,924, 349,009,147 and 348,825,622, respectively	3,498	3,490	3,488
Additional paid-in capital	343,042	334,676	322,305
Retained earnings	515,595	572,106	1,016,140
Accumulated other comprehensive loss	(514,175)	(512,008)	(629,762)
Total stockholders’ equity	347,960	398,264	712,171
Total liabilities and stockholders’ equity	$6,279,031	$6,503,876	$7,089,314

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at April 1, 2023	349,530	$3,495	$336,851	$537,702	$(538,522)	$339,526
Net loss	—	—	—	(22,464)	—	(22,464)
Other comprehensive income	—	—	—	—	24,347	24,347
Stock-based compensation	—	—	6,436	—	—	6,436
Net exercise of stock options, vesting of restricted stock units and other	310	3	(245)	357	—	115
Balances at July 1, 2023	349,840	$3,498	$343,042	$515,595	$(514,175)	$347,960

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2022	349,009	$3,490	$334,676	$572,106	$(512,008)	$398,264
Net loss	—	—	—	(56,868)	—	(56,868)
Other comprehensive loss	—	—	—	—	(2,167)	(2,167)
Stock-based compensation	—	—	10,136	—	—	10,136
Net exercise of stock options, vesting of restricted stock units and other	831	8	(1,770)	357	—	(1,405)
Balances at July 1, 2023	349,840	$3,498	$343,042	$515,595	$(514,175)	$347,960

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
See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	July 1, 2023	July 2, 2022(1)
Operating activities:
Net income (loss)	$(56,868)	$210,803
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	35,703	36,555
Amortization of acquisition intangibles	8,345	9,487
Other amortization	6,398	5,196
Loss on extinguishment of debt	8,466	—
(Gain) loss on sale of business and classification of assets held for sale	5,199	(10,495)
Amortization of debt issuance costs and debt discount	4,239	3,756
Other	11,837	6,441
Changes in assets and liabilities:
Accounts receivable	46,671	(39,084)
Inventories	132,956	(540,015)
Other assets	(36,617)	(49,533)
Accounts payable	39,029	51,763
Accrued pension and postretirement benefits	2,940	(495)
Accrued liabilities and other	(76,065)	(125,453)
Net cash from operating activities	132,233	(441,074)
Investing activities:
Capital expenditures	(33,570)	(37,946)
Purchase of trademarks	—	(103,000)
Proceeds from sales of assets	106	222
Other	18,941	(5,640)
Net cash from investing activities	(14,523)	(146,364)
Financing activities:
Borrowings on Term Loan Facilities	891,000	—
Repayments on Term Loan Facilities	(14,750)	(12,500)
Borrowings on Accounts Receivable Securitization Facility	1,051,000	737,789
Repayments on Accounts Receivable Securitization Facility	(1,111,500)	(633,089)
Borrowings on Revolving Loan Facilities	977,500	727,500
Repayments on Revolving Loan Facilities	(1,088,500)	(369,500)
Borrowings on Senior Notes	600,000	—
Repayments on Senior Notes	(1,436,884)	—
Borrowings on notes payable	—	21,454
Repayments on notes payable	—	(21,713)
Share repurchases	—	(25,018)
Cash dividends paid	—	(104,621)
Payments to amend and refinance credit facilities	(28,235)	(451)
Other	(2,792)	(3,545)
Net cash from financing activities	(163,161)	316,306
Effect of changes in foreign exchange rates on cash	(1,130)	(41,575)
Change in cash and cash equivalents	(46,581)	(312,707)
Cash and cash equivalents at beginning of year	238,413	560,629
Cash and cash equivalents at end of period	$191,832	$247,922

(1)The cash flows related to discontinued operations have not been segregated and remain included in the major classes of assets and liabilities in the periods prior to the sale of the European Innerwear business on March 5, 2022. Accordingly, the Condensed Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.
Capital expenditures included in accounts payable at July 1, 2023 and December 31, 2022 were $8,512 and $10,549, respectively. For the six months ended July 1, 2023 and July 2, 2022, right-of-use assets obtained in exchange for lease obligations were $88,298 and $41,638, respectively.
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
Key Business Strategies
In June of 2022, the Company purchased the Champion trademark for footwear in the United States, Puerto Rico and Canada from Keds, LLC (“KEDS”) for $102,500. The trademark was recorded in “Trademarks and other identifiable intangibles, net” line in the Condensed Consolidated Balance Sheets and has an indefinite life. The Company previously licensed the Champion trademark for footwear in these locations. The purchase of the trademark was part of an agreement with KEDS settling litigation between the two parties and is another step forward in the Company’s Full Potential transformation plan of growing the global Champion brand.
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
The Company is named in a putative class action in connection with its previously disclosed ransomware incident, entitled Toussaint et al. v. HanesBrands,[sic] Inc. This lawsuit is pending in the United States District Court for the Middle District of North Carolina, and follows the consolidation of two previously pending lawsuits, entitled Roman v. Hanes Brands,[sic] Inc., and Toussaint v. HanesBrands,[sic] Inc. The lawsuit alleges, among other things, negligence, negligence per se, breach of implied contract, invasion of privacy, unjust enrichment, breach of implied covenant of good faith and fair dealing and unfair business practices under the California Business and Professions Code. The pending lawsuit seeks, among other things, monetary and injunctive relief. The Company is vigorously defending the pending matter and believes the case is without merit.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company does not expect any of these claims, individually or in the aggregate, to have a material adverse effect on its consolidated financial position or results of operations. However, at this early stage in the proceedings, the Company is not able to determine the probability of the outcome of this matter or a range of reasonably expected losses, if any.
During the quarter and six months ended July 1, 2023, the Company received business interruption insurance proceeds of $5,562 and incurred costs of $511, net of expected insurance recoveries, related primarily to legal fees associated with the ransomware attack. The insurance proceeds received during the quarter and six months ended July 1, 2023 are related primarily to the recovery of lost profit from business interruptions and are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Operations. The legal fees and the offsetting expected insurance recoveries are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations in the quarter and six months ended July 1, 2023. During the quarter and six months ended July 2, 2022, the Company incurred costs of $15,509, net of expected insurance recoveries, related to the ransomware attack. The costs included $14,168 related primarily to supply chain disruptions, which are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Operations and $1,341, net of expected insurance recoveries, related primarily to information technology, legal and consulting fees, which are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations in the quarter and six months ended July 2, 2022. The Company cannot determine, at this time, the full extent of any proceedings or additional costs or expenses related to the security event or whether such impact will ultimately have a material adverse effect.
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
The Company reviews supplier terms and conditions on an ongoing basis and has negotiated payment term extensions in recent years in connection with its efforts to effectively manage working capital and improve cash flow. Separate from these payment term extension actions noted above, the Company and certain financial institutions facilitate voluntary supplier finance programs that enable participating suppliers the ability to request payment of their invoices from the financial institutions earlier than the terms stated in Company’s payment policy. The Company is not a party to the arrangements between the suppliers and the financial institutions and its obligations to suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ participation in the supplier finance programs. The Company’s payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. The Company has no economic interest in a supplier’s decision to participate in the supplier finance programs and has no financial impact in connection with the supplier finance programs. Accordingly, obligations under these programs continue to be trade payables and are not indicative of borrowing arrangements. As of July 1, 2023, the amounts due to suppliers participating in supplier finance programs totaled $236,029 and are included in the “Accounts Payable” line of the Condensed Consolidated Balance Sheets.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(3)    Assets and Liabilities Held for Sale
Total current assets and current liabilities classified as held for sale in the Condensed Consolidated Balance Sheets consist of the following:

	July 1, 2023	December 31, 2022	July 2, 2022
Total current assets held for sale - U.S. Sheer Hosiery business	$623	$13,327	$12,094

Total current liabilities held for sale - U.S. Sheer Hosiery business	$623	$13,327	$12,094
U.S. Sheer Hosiery Business - Continuing Operations
In the fourth quarter of 2021, the Company reached the decision to divest its U.S. Sheer Hosiery business, including the L’eggs brand, as part of its strategy to streamline its portfolio under its Full Potential transformation plan and determined that this business met held-for-sale accounting criteria. The related assets and liabilities are presented as held for sale in the Condensed Consolidated Balance Sheets at July 1, 2023, December 31, 2022 and July 2, 2022. The Company recorded a non-cash charge in the fourth quarter of 2021 to record a valuation allowance against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal. In the quarters ended July 1, 2023 and July 2, 2022, the Company recognized a non-cash loss of $7,338 and a non-cash gain of $4,340, respectively, to adjust the valuation allowance resulting primarily from changes in carrying value due to changes in working capital. In the six months ended July 1, 2023 and July 2, 2022, the Company recognized a non-cash loss of $5,199 and a non-cash gain of $10,868, respectively, to adjust the valuation allowance resulting primarily from changes in carrying value due to changes in working capital. These valuation allowance adjustments are reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations. The operations of the U.S. Sheer Hosiery business are reported in “Other” for all periods presented in Note “Business Segment Information”. The Company has entered into an asset purchase agreement with AllStar Hosiery LLC, an affiliate of AllStar Marketing Group, LLC, for the sale of the U.S. Sheer Hosiery business and expects to complete the sale at or shortly after the end of the third quarter of 2023.
European Innerwear Business - Discontinued Operations
In the first quarter of 2021, the Company announced that it reached the decision to exit its European Innerwear business as part of its strategy to streamline its portfolio under its Full Potential transformation plan and determined that this business met held-for-sale and discontinued operations accounting criteria. Accordingly, the Company began to separately report the results of its European Innerwear business as discontinued operations in its Condensed Consolidated Statements of Operations, and to present the related assets and liabilities as held for sale in the Condensed Consolidated Balance Sheets. On November 4, 2021, the Company announced that it had reached an agreement to sell its European Innerwear business to an affiliate of Regent, L.P. and completed the sale on March 5, 2022. Under the agreement, the purchaser received all the assets and operating liabilities of the European Innerwear business. The operations of the European Innerwear business were previously reported primarily in the International segment.
Upon meeting the criteria for held-for-sale classification in the first quarter of 2021 which qualified as a triggering event, the Company performed a full impairment analysis of the disposal group's indefinite-lived intangible assets and goodwill which resulted in a non-cash charge to impair certain indefinite-lived trademarks and license agreements as well as the full goodwill balance attributable to the European Innerwear business. Additionally, the Company recorded a valuation allowance against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal, resulting in a non-cash charge in the first quarter of 2021. In the quarter and six months ended July 2, 2022, the Company recorded the final loss on the sale of the European Innerwear business of $560 and $373, respectively, as "Loss on sale of business and classification of assets held for sale" in the summarized discontinued operations financial information below primarily resulting from changes in working capital balances and foreign exchange rates.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company continued certain sales from its supply chain to the European Innerwear business on a transitional basis after the sale of the business. The Company is contracted to provide services under the terms of the Manufacturing and Supply Agreement that was signed as part of closing the transaction through January 2024. Additionally, the Company entered into a Transitional Services Agreement pursuant to which the Company provided transitional services including information technology, human resources, facilities management, and limited finance and accounting services which expired in March of 2023. The sales and the related profit are included in continuing operations in the Condensed Consolidated Statements of Operations and in “Other” in Note “Business Segment Information” in all periods presented and have not been eliminated as intercompany transactions in consolidation for the period when the European Innerwear business was owned by the Company. The related receivables from the European Innerwear business are included in “Trade accounts receivable, net” in the Condensed Consolidated Balance Sheets for all periods presented.
The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the European Innerwear business. Discontinued operations does not include any allocation of corporate overhead expense or interest expense. The key components from discontinued operations related to the European Innerwear business are as follows:

	Quarters Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$—	$—	$—	$101,314
Cost of sales	—	—	—	60,415
Gross profit	—	—	—	40,899
Selling, general and administrative expenses	—	—	—	54,689
Loss on sale of business and classification of assets held for sale	—	560	—	373
Operating loss	—	(560)	—	(14,163)
Other expenses	—	—	—	283
Interest expense, net	—	—	—	10
Loss from discontinued operations before income tax benefit	—	(560)	—	(14,456)
Income tax benefit	—	—	—	(18,421)
Net income (loss) from discontinued operations, net of tax	$—	$(560)	$—	$3,965

There were no assets and liabilities of discontinued operations classified as held for sale in the Condensed Consolidated Balance Sheets as of July 1, 2023, December 31, 2022 and July 2, 2022.
The cash flows related to discontinued operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows. The following table presents cash flow and non-cash information related to discontinued operations:

	Quarters Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Capital expenditures	$—	$—	$—	$715
Loss on sale of business and classification of assets held for sale	$—	$560	$—	$373

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(4)    Revenue Recognition
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Quarters Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Third-party brick-and-mortar wholesale	$1,057,081	$1,029,645	$2,042,731	$2,155,911
Consumer-directed	381,899	483,822	785,659	933,712
Total net sales	$1,438,980	$1,513,467	$2,828,390	$3,089,623
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
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarters Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Basic weighted average shares outstanding	350,501	349,772	350,468	350,012
Effect of potentially dilutive securities:
Stock options	—	—	—	4
Restricted stock units	—	523	—	856
Employee stock purchase plan and other	—	8	—	6
Diluted weighted average shares outstanding	350,501	350,303	350,468	350,878
The following securities were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive:

	Quarters Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Stock options	250	250	250	250
Restricted stock units	4,767	1,448	4,485	1,211
Employee stock purchase plan and other	13	—	14	—
In the quarter and six months ended July 1, 2023, all potentially dilutive securities were excluded from the diluted earnings per share calculation because the Company incurred a net loss for the quarter and six months and their inclusion would be anti-dilutive.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
On February 2, 2022, the Company’s Board of Directors approved a new share repurchase program for up to $600,000 of shares to be repurchased in open market transactions or privately negotiated transactions, subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which allows the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the Company, the Company’s directors and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. The new program replaced the Company’s previous share repurchase program for up to 40,000 shares that was originally approved on February 6, 2020. For the quarter and six months ended July 1, 2023, the Company did not enter into any transactions to repurchase shares under the new program. For the quarter ended July 2, 2022, the Company did not enter into any transactions to repurchase shares under the new program. For the six months ended July 2, 2022, the Company entered into transactions to repurchase 1,577 shares at a weighted average repurchase price of $15.84 per share under the new program. The shares were repurchased at a total cost of $25,018 including broker’s commissions of $31. The Company did not repurchase any shares under the previous share repurchase program during 2022 through the expiration of the program on February 2, 2022. At July 1, 2023, the remaining repurchase authorization under the current share repurchase program totaled $575,013.
(6)    Inventories
Inventories consisted of the following:

	July 1, 2023	December 31, 2022	July 2, 2022
Raw materials	$65,786	$69,279	$103,315
Work in process	101,405	107,904	123,842
Finished goods	1,668,830	1,802,489	1,863,554
	$1,836,021	$1,979,672	$2,090,711
(7)    Debt
Debt consisted of the following:

	Interest Rate as of July 1, 2023	Principal Amount		Maturity Date
		July 1, 2023	December 31, 2022
Senior Secured Credit Facility:
Revolving Loan Facility	7.20%	$241,500	$352,500	November 2026
Term Loan A	7.20%	962,500	975,000	November 2026
Term Loan B	8.85%	897,750	—	March 2030
9.000% Senior Notes	9.00%	600,000	—	February 2031
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	—	—	900,000	—
3.5% Senior Notes	—	—	535,275	—
Accounts Receivable Securitization Facility	6.42%	149,000	209,500	May 2024
		3,750,750	3,872,275
Less long-term debt issuance costs and debt discount		38,475	13,198
Less current maturities		208,000	247,000
		$3,504,275	$3,612,077
Debt Refinancing and Amendments
In February and March of 2023, the Company refinanced its debt structure to provide greater near-term financial flexibility given the uncertainty within the current macroeconomic environment. The refinancing consisted of entering into a new senior secured term loan B facility in an aggregate principal amount of $900,000 due in 2030 (the “Term Loan B”), issuing $600,000 aggregate principal amount of 9.000% senior unsecured notes due in 2031 (the “9.000% Senior Notes”) and redeeming the Company’s 4.625% senior notes due in May 2024 (the “4.625% Senior Notes”) and 3.5% senior notes due in June 2024 (the “3.5% Senior Notes”).

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
In February and March of 2023, the Company used the net proceeds from borrowings under the Term Loan B together with the net proceeds from the offering of the 9.000% Senior Notes to redeem all of its outstanding 4.625% Senior Notes and 3.5% Senior Notes and pay the related fees and expenses which resulted in total charges of $8,466. The charges, which are recorded in the “Other expenses” line in the Condensed Consolidated Statements of Operations, included a payment of $4,632 for a required make-whole premium related to the redemption of the 3.5% Senior Notes, a non-cash charge of $1,654 for the write-off of unamortized debt issuance costs related to the redemption of the 3.5% Senior Notes and a non-cash charge of $2,180 for the write-off of unamortized debt issuance costs related to the redemption of the 4.625% Senior Notes. The refinancing activities resulted in a debt discount of $9,000 related to the Term Loan B and total capitalized debt issuance costs of $22,965 which included $11,909 related to the Term Loan B and $11,056 related to the 9.000% Senior Notes. The debt discount and debt issuance costs are amortized into interest expense over the respective terms of the debt instruments. The cash payments for the make-whole premium and fees capitalized as debt issuance costs are reported in “Net cash from financing activities” in the Condensed Consolidated Statements of Cash Flows.
Term Loan B
In March 2023, the Company entered into the Term Loan B in an aggregate principal amount of $900,000 as an incremental term loan facility under the credit agreement that governs the Company’s existing Senior Secured Credit Facility. The issuance of the Term Loan B resulted in proceeds, net of the debt discount of $9,000 and debt issuance costs of $11,909, of approximately $879,091. The Term Loan B bears interest based on the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 3.75%, subject to a floor of 0.50%. The Term Loan B Facility is guaranteed by each domestic subsidiary of the Company which guarantees the other facilities under the Senior Secured Credit Facility (the “U.S. Subsidiary Guarantors”) and is secured by substantially all of the assets of the Company and the U.S. Subsidiary Guarantors, on a pari passu basis with the other facilities under the Senior Secured Credit Facility. Outstanding borrowings under the Term Loan B are repayable in 0.25% quarterly installments, with the remainder of the outstanding principal to be repaid at maturity. If the Term Loan B is repriced or refinanced on or prior to the six month anniversary of its funding and as a result of such repricing or refinancing the effective interest rate of the Term Loan B decreases, the Company shall be required to pay a prepayment fee equal to 1.0% of the aggregate principal amount of the Term Loan B subject to such repricing or refinancing. Additionally, the Company is required to prepay any outstanding amounts in connection with (i) the incurrence of certain indebtedness and (ii) non-ordinary course asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds in any period of twelve-consecutive months, with customary reinvestment provisions. The Term Loan B also requires the Company, as applicable, to prepay any outstanding term loans under the Term Loan B in connection with excess cash flow, which percentage will be based upon the Company’s leverage ratio during the relevant fiscal period. All such prepayments will be made on a pro rata basis under each of the applicable term loans that are subject to such prepayments. The Term Loan B matures on March 8, 2030.
9.000% Senior Notes
In February 2023, the Company issued $600,000 aggregate principal amount of 9.000% Senior Notes, with interest payable on February 15 and August 15 of each year. The issuance of the 9.000% Senior Notes resulted in proceeds, net of debt issuance costs of $11,056, of approximately $588,944. The 9.000% Senior Notes mature on February 15, 2031.
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
Other Debt Related Activity
As of July 1, 2023, the Company had $754,913 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account $241,500 of USD revolver loans and $3,587 of standby and trade letters of credit issued and outstanding under this facility.
The Company’s accounts receivable securitization facility (the “ARS Facility”) entered into in November 2007 was amended in June 2023. The amendment extended the maturity date to May 2024 with no change to the quarterly fluctuating facility limit. Additionally, the amendment created two pricing tiers based on a consolidated net total leverage ratio of 4.50 to 1.00. Borrowing availability under the ARS Facility is subject to a quarterly fluctuating facility limit ranging from $200,000 in the first and second quarters to $225,000 in the third and fourth quarters and permitted only to the extent that the face of the receivables in the collateral pool, net of applicable concentrations, reserves and other deductions, exceeds the outstanding loans. As of July 1, 2023, the quarterly fluctuating facility limit was $200,000, the maximum borrowing capacity was $161,608 and the Company had $12,608 of borrowing availability under the ARS Facility.
The Company had $5,787 of borrowing availability under other international credit facilities after taking into account outstanding borrowings and letters of credit outstanding under the applicable facilities at July 1, 2023.
As of July 1, 2023, the Company was in compliance with all financial covenants under its credit facilities and other outstanding indebtedness. Under the terms of its Senior Secured Credit Facility, among other financial and non-financial covenants, the Company is required to maintain a minimum interest coverage ratio and a maximum leverage ratio, each of which is defined in the Senior Secured Credit Facility. The method of calculating all the components used in the covenants is included in the Senior Secured Credit Facility.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(8)    Income Taxes
In the quarter ended July 1, 2023, income tax expense was $10,000 resulting in an effective income tax rate of (80.2)% and in the quarter ended July 2, 2022, income tax expense was $18,980 resulting in an effective income tax rate of 17.0%. In the six months ended July 1, 2023, income tax expense was $28,500 resulting in an effective income tax rate of (100.5)% and in the six months ended July 2, 2022, income tax expense was $42,365 resulting in an effective income tax rate of 17.0%. The Company's effective tax rate for the quarter and six months ended July 1, 2023 primarily differs from the U.S. statutory rate due to valuation allowances against certain net deferred tax assets. Additionally, the Company had favorable discrete items of $329 and unfavorable discrete items of $7,216 for the quarter and six months ended July 1, 2023, respectively, and unfavorable discrete items of $4,576 and $6,450 for the quarter and six months ended July 2, 2022, respectively.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(9)    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at April 1, 2023	$(237,859)	$(13,876)	$(433,288)	$146,501	$(538,522)
Amounts reclassified from accumulated other comprehensive loss	—	(1,095)	4,077	43	3,025
Current-period other comprehensive income (loss) activity	1,187	20,576	(16)	(425)	21,322
Total other comprehensive income (loss)	1,187	19,481	4,061	(382)	24,347

Balance at July 1, 2023	$(236,672)	$5,605	$(429,227)	$146,119	$(514,175)

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(228,803)	$8,709	$(437,353)	$145,439	$(512,008)
Amounts reclassified from accumulated other comprehensive loss	—	(6,069)	8,154	1,286	3,371
Current-period other comprehensive income (loss) activity	(7,869)	2,965	(28)	(606)	(5,538)
Total other comprehensive income (loss)	(7,869)	(3,104)	8,126	680	(2,167)

Balance at July 1, 2023	$(236,672)	$5,605	$(429,227)	$146,119	$(514,175)

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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Quarters Ended		Six Months Ended
		July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Write-off of cumulative translation associated with sale of business	Income (loss) from discontinued operations, net of tax	$—	$—	$—	$13,473

Gain (loss) on forward foreign exchange contracts designated as cash flow hedges	Cost of sales	(202)	2,662	3,208	4,274
	Income tax	(44)	(770)	(1,167)	(1,278)
	Income (loss) from discontinued operations, net of tax	—	—	—	(232)
	Net of tax	(246)	1,892	2,041	2,764

Gain on interest rate contracts designated as cash flow hedges	Interest expense, net	1,297	—	1,307	—
	Income tax	—	—	—	—
	Net of tax	1,297	—	1,307	—

Gain (loss) on cross-currency swap contracts designated as cash flow hedges	Selling, general and administrative expenses	—	(18,621)	973	(28,354)
	Interest expense, net	—	(1,680)	581	(3,041)
	Income tax	—	3,451	—	5,337
	Net of tax	—	(16,850)	1,554	(26,058)

Amortization of deferred actuarial loss and prior service cost	Other expenses	(4,077)	(5,203)	(8,154)	(10,406)
	Income tax	1	1,367	(119)	2,737
Pension activity associated with sale of business	Income (loss) from discontinued operations, net of tax	—	—	—	(460)
	Net of tax	(4,076)	(3,836)	(8,273)	(8,129)

Total reclassifications		$(3,025)	$(18,794)	$(3,371)	$(17,950)
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Hedge Type	July 1, 2023	December 31, 2022
U.S. dollar equivalent notional amount of derivative instruments:
Forward foreign exchange contracts	Cash Flow and Mark to Market	$309,987	$397,908
Interest rate contracts	Cash Flow	$900,000	$—
Cross-currency swap contracts	Cash Flow	$—	$352,920
Cross-currency swap contracts	Net Investment	$—	$335,940
Fair Values of Derivative Instruments
The fair values of derivative instruments related to forward foreign exchange contracts, cross-currency swap contracts and interest rate contracts recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		July 1, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	$2,445	$1,892
Interest rate contracts	Other current assets	17	—
Cross-currency swap contracts	Other current assets	—	1,033
Forward foreign exchange contracts	Other noncurrent assets	237	110
Interest rate contracts	Other noncurrent assets	3,516	—
Cross-currency swap contracts	Other noncurrent assets	—	16,477
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	2,332	5,402
Total derivative assets		8,547	24,914

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(645)	(1,263)
Cross-currency swap contracts	Accrued liabilities	—	(252)
Forward foreign exchange contracts	Other noncurrent liabilities	—	(178)
Cross-currency swap contracts	Other noncurrent liabilities	—	(27,753)
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(3,350)	(4,841)
Total derivative liabilities		(3,995)	(34,287)

Net derivative asset (liability)		$4,552	$(9,373)
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
On April 1, 2021, in connection with a reduction in the amount of the 3.5% Senior Notes designated in the European net investment hedge discussed below, the Company entered into three pay-fixed rate, receive-fixed rate cross-currency swap contracts with a total notional amount of €300,000. The Company designated these cross-currency swap contracts to hedge the undesignated portion of the foreign currency cash flow exposure related to the Company’s 3.5% Senior Notes. These cross-currency swap contracts swapped Euro-denominated interest payments for U.S. dollar-denominated interest payments, thereby economically converting €300,000 of the Company’s €500,000 fixed-rate 3.5% Senior Notes to a fixed-rate 4.7945% USD-denominated obligation. In February 2023, in connection with the redemption of the 3.5% Senior Notes, the Company unwound these cross-currency swap contracts, which had an original maturity date of June 15, 2024. The Company paid $30,935 to settle the cross-currency swap contracts, which was reported in “Net cash from operating activities” in the Condensed Consolidated Statements of Cash Flows. The remaining gain in AOCI of $1,254 was released into earnings at the time of settlement and is

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
recorded in the “Interest expense, net” line in the Condensed Consolidated Statements of Operations. The Company had no cross-currency swap contracts designated as cash flow hedges as of July 1, 2023.
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
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately $7,888. The Company is hedging exposure to the variability in future foreign currency-denominated cash flows for forecasted transactions over the next 17 months and the variability in future interest payments on debt over the next 33 months.
The effect of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
	Quarters Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Forward foreign exchange contracts	$1,078	$12,679	$1,006	$9,493
Interest rate contracts	19,498	—	4,824	—
Cross-currency swap contracts	—	(21,604)	(2,865)	(25,822)
Total	$20,576	$(8,925)	$2,965	$(16,329)

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Quarters Ended		Six Months Ended
		July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Forward foreign exchange contracts(1)	Cost of sales	$(202)	$2,662	$3,208	$4,274
Forward foreign exchange contracts(1)	Income (loss) from discontinued operations, net of tax	—	—	—	(307)
Interest rate contracts	Interest expense, net	1,297	—	1,307	—
Cross-currency swap contracts(1)	Selling, general and administrative expenses	—	(18,621)	973	(28,354)
Cross-currency swap contracts(1)	Interest expense, net	—	(1,680)	581	(3,041)
Total		$1,095	$(17,639)	$6,069	$(27,428)

(1)The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value.
The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded:

	Quarters Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Cost of sales	$956,243	$941,366	$1,895,960	$1,933,344
Selling, general and administrative expenses	$413,333	$424,847	$805,707	$838,513
Interest expense, net	$74,605	$33,724	$133,057	$65,687
Income (loss) from discontinued operations, net of tax	$—	$(560)	$—	$3,965
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
In July 2019, the Company also designated the full amount of its 3.5% Senior Notes with a carrying value of €500,000, which was a nonderivative financial instrument, as a hedge of a portion of the beginning balance of the Company’s European net investment. As of April 1, 2021, the Company reduced the amount of its 3.5% Senior Notes designated in the European net investment hedge from €500,000 to €200,000. As of December 31, 2022, the U.S. dollar equivalent carrying value of Euro-denominated long-term debt designated as a partial European net investment hedge was $214,110. In February 2023, in connection with the redemption of the 3.5% Senior Notes, the Company de-designated the remainder of the 3.5% Senior Notes in the European net investment hedge and unwound these cross-currency swap contracts. The Company received $18,942 to settle the cross-currency swap contracts, which was reported in “Net cash from investing activities” in the Condensed Consolidated Statements of Cash Flows. There was a cumulative gain of $5,525 from the designated portion of the 3.5% Senior Notes and a cumulative gain of $19,001 from the cross-currency swap contracts that will remain in cumulative translation adjustment, a component of AOCI, until the net investment in the Company’s EUR-functional subsidiaries is sold, liquidated, or substantially liquidated. The Company had no derivative or nonderivative financial instruments designated as net investment hedges as of July 1, 2023.
The amount of after-tax gains (losses) included in AOCI in the Condensed Consolidated Balance Sheets related to derivative instruments and nonderivative financial instruments designated as net investment hedges are as follows:

	Amount of Gain (Loss) Recognized in AOCI
	Quarters Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Euro-denominated long-term debt	$—	$9,042	$(469)	$13,763
Cross-currency swap contracts	—	14,145	531	16,077
Total	$—	$23,187	$62	$29,840
The effect of derivative and non-derivative instruments designated as net investment hedges on the Condensed Consolidated Statements of Operations are as follows:

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Quarters Ended		Six Months Ended
		July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Euro-denominated long-term debt	Income (loss) from discontinued operations, net of tax	$—	$—	$—	$(13,348)
Cross-currency swap contracts	Income (loss) from discontinued operations, net of tax	—	—	—	(2,505)
Cross-currency swap contracts (amounts excluded from effectiveness testing)	Interest expense, net	—	2,228	960	4,240
Total		$—	$2,228	$960	$(11,613)
The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of net investment hedges are recorded:

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Income (loss) from discontinued operations, net of tax	$—	$(560)	$—	$3,965
Interest expense, net (amounts excluded from effectiveness testing)	$74,605	$33,724	$133,057	$65,687
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
The effect of derivative instruments not designated as hedges on the Condensed Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Quarters Ended		Six Months Ended
		July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Forward foreign exchange contracts	Cost of sales	$985	$6,841	$(1,275)	$2,639
Forward foreign exchange contracts	Selling, general and administrative expenses	(626)	(478)	222	(186)
Total		$359	$6,363	$(1,053)	$2,453
(11)    Fair Value of Assets and Liabilities
As of July 1, 2023 and December 31, 2022, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments and deferred compensation plan liabilities. The fair values of forward foreign exchange derivative contracts are determined using the cash flows of the forward contracts, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair values of cross-currency swap and interest rate derivative contracts are determined using the cash flows of the contracts, discount rates to account for the passage of time, current foreign exchange and interest rate market data and credit risk, which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plan liabilities is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value or disclosed on a quarterly recurring basis.
There were no changes during the quarter and six months ended July 1, 2023 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of and during the quarter and six months ended July 1, 2023, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis or non-recurring basis.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of July 1, 2023
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$5,014	$—	$5,014	$—
Interest rate contracts - assets	3,533	—	3,533	—
Forward foreign exchange contracts - liabilities	(3,995)	—	(3,995)	—
Total derivative contracts	4,552	—	4,552	—
Deferred compensation plan liability	(15,303)	—	(15,303)	—
Total	$(10,751)	$—	$(10,751)	$—

	Assets (Liabilities) at Fair Value as of December 31, 2022
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$7,404	$—	$7,404	$—
Cross-currency swap contracts - assets	17,510	—	17,510	—
Forward foreign exchange contracts - liabilities	(6,282)	—	(6,282)	—
Cross-currency swap contracts - liabilities	(28,005)	—	(28,005)	—
Total derivative contracts	(9,373)	—	(9,373)	—
Deferred compensation plan liability	(16,096)	—	(16,096)	—
Total	$(25,469)	$—	$(25,469)	$—
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximated fair value as of July 1, 2023 and December 31, 2022. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $53,934 and $52,023 as of July 1, 2023 and December 31, 2022, respectively. The fair value of debt, which is classified as a Level 2 liability, was $3,675,334 and $3,697,856 as of July 1, 2023 and December 31, 2022, respectively. Debt had a carrying value of $3,750,750 and $3,872,275 as of July 1, 2023 and December 31, 2022, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions.
(12)    Business Segment Information
The Company’s operations are managed and reported in three operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear and International. These segments are organized principally by product category and geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. Other consists of the Company’s U.S.-based outlet stores, U.S. Sheer Hosiery business and certain sales from its supply chain and transitional services with the European Innerwear business which was sold on March 5, 2022. In the fourth quarter of 2021, the Company reached the decision to divest its U.S. Sheer Hosiery business, including the L’eggs brand, as part of its strategy to streamline its portfolio under its Full Potential transformation plan. See Note “Assets and Liabilities Held for Sale” for additional information regarding the U.S. Sheer Hosiery business and the sale of the European Innerwear business.
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

	Quarters Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales:
Innerwear	$705,818	$685,778	$1,258,885	$1,264,725
Activewear	267,544	330,400	582,489	717,337
International	407,729	424,189	870,586	934,318
Other	57,889	73,100	116,430	173,243
Total net sales	$1,438,980	$1,513,467	$2,828,390	$3,089,623

	Quarters Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Segment operating profit:
Innerwear	$123,968	$141,659	$196,576	$243,805
Activewear	(3,087)	22,857	6,887	71,841
International	32,581	55,953	83,930	145,391
Other	(3,956)	5,333	(8,830)	4,662
Total segment operating profit	149,506	225,802	278,563	465,699
Items not included in segment operating profit:
General corporate expenses	(54,289)	(64,840)	(112,915)	(122,068)
Restructuring and other action-related charges	(18,061)	(6,380)	(24,182)	(11,182)
Amortization of intangibles	(7,752)	(7,328)	(14,743)	(14,683)
Total operating profit	69,404	147,254	126,723	317,766
Other expenses	(7,263)	(1,889)	(22,034)	(2,876)
Interest expense, net	(74,605)	(33,724)	(133,057)	(65,687)
Income (loss) from continuing operations before income tax expense	$(12,464)	$111,641	$(28,368)	$249,203
The Company incurred restructuring and other action-related charges that were reported in the following lines in the Condensed Consolidated Statements of Operations:

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Cost of sales	$252	$532	$4,775	$1,031
Selling, general and administrative expenses	17,809	5,848	19,407	10,151
Total included in operating profit	18,061	6,380	24,182	11,182
Other expenses	—	—	8,350	—
Interest expense, net	—	—	(1,254)	—
Total included in income (loss) from continuing operations before income tax expense	18,061	6,380	31,278	11,182
Income tax expense	—	1,085	—	1,901
Total restructuring and other action-related charges	$18,061	$5,295	$31,278	$9,281

The components of restructuring and other action-related charges were as follows:

	Quarters Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Full Potential transformation plan:
Technology	$3,062	$1,971	$7,283	$6,430
(Gain) loss on classification of assets held for sale	7,338	(4,340)	5,199	(10,868)
Supply chain segmentation	252	269	4,775	1,289
Professional services	3,608	7,086	3,648	14,994
Headcount actions and related severance	3,716	825	2,845	(1,094)
Other	85	569	432	431
Total included in operating profit	18,061	6,380	24,182	11,182
Loss on extinguishment of debt included in other expenses	—	—	8,466	—
Gain on final settlement of cross currency swap contracts included in other expenses	—	—	(116)	—
Gain on final settlement of cross currency swap contracts included in interest expense, net	—	—	(1,254)	—
Total included in income (loss) from continuing operations before income tax expense	18,061	6,380	31,278	11,182
Tax effect on actions included in income tax expense	—	1,085	—	1,901
Total restructuring and other action-related charges	$18,061	$5,295	$31,278	$9,281

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Restructuring and other action-related charges within operating profit included $18,061 and $6,380 of charges related to the implementation of the Company’s Full Potential transformation plan in the quarters ended July 1, 2023 and July 2, 2022, respectively. Full Potential transformation plan charges in the quarters ended July 1, 2023 and July 2, 2022 included a non-cash loss of $7,338 and a non-cash gain of $4,340, respectively, to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting primarily from changes in carrying value due to changes in working capital. These valuation allowance adjustments are reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations.
Restructuring and other action-related charges within operating profit included $24,182 and $11,182 of charges related to the implementation of the Company’s Full Potential transformation plan in the six months ended July 1, 2023 and July 2, 2022, respectively. Full Potential transformation plan charges in the six months ended July 1, 2023 and July 2, 2022 included a non-cash loss of $5,199 and a non-cash gain of $10,868, respectively, to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting primarily from changes in carrying value due to changes in working capital. These valuation allowance adjustments are reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations.
The remaining Full Potential transformation plan restructuring and other action-related charges within operating profit include technology charges which relate to the implementation of the Company’s technology modernization initiative including the implementation of a global enterprise resource planning platform, supply chain segmentation charges to restructure and position the Company’s manufacturing network to align with the Company’s Full Potential transformation plan demand trends, charges for professional services primarily including consulting and advisory services related to the implementation of the Full Potential transformation plan and charges related to headcount actions and related severance resulting from operating model initiatives.
In the six months ended July 1, 2023, the Company recorded a charge of $8,466 in restructuring and other action-related charges related to the redemption of its 4.625% Senior Notes and 3.5% Senior Notes. The charge, which is recorded in the “Other expenses” line in the Condensed Consolidated Statements of Operations, included a payment of $4,632 for a required make-whole premium related to the redemption of the 3.5% Senior Notes and a non-cash charge of $3,834 for the write-off of unamortized debt issuance costs related to the redemption of the 4.625% Senior Notes and the 3.5% Senior Notes. See Note “Debt” for additional information. Additionally, in the six months ended July 1, 2023, in connection with the redemption of the 3.5% Senior Notes, the Company unwound the related cross-currency swap contracts previously designated as cash flow hedges and the remaining gain in AOCI of $1,254 was released into earnings at the time of settlement which is recorded in the “Interest expense, net” line in the Condensed Consolidated Statements of Operations. See Note “Financial Instruments” for additional information.
At December 31, 2022, the Company had an accrual of $16,170 for expected benefit payments related to actions taken in prior years. During the six months ended July 1, 2023, the Company approved actions to align the Company’s corporate workforce and manufacturing and distribution network with its Full Potential transformation plan initiatives and incurred charges of $6,966 for employee termination and other benefits for employees affected by the actions. These charges in the six months ended July 1, 2023 included $1,932 in the “Cost of sales” line in the Condensed Consolidated Statements of Operations that are reflected in the “Supply chain segmentation” line in the restructuring and other action-related charges table above and $5,034 in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations that are reflected in the “Headcount actions and related severance” line in the restructuring and other action-related charges table above. During the six months ended July 1, 2023, the Company made benefit payments and other adjustments of $8,432, resulting in an ending accrual of $14,704 which is included in the “Accrued liabilities” line of the Condensed Consolidated Balance Sheets at July 1, 2023.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated interim financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2022, which were included in our Annual Report on Form 10-K filed with the SEC. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for the full year or future periods, and our actual results may differ materially from those expressed in or implied by the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022. In particular, statements with respect to trends associated with our business, our ability to successfully implement our multi-year transformation strategy (“Full Potential transformation plan”), the rapidly changing retail environment and the level of consumer demand, any potential ongoing effects of the COVID-19 pandemic, including effects on consumer spending, global supply chains and the financial markets, our ability to deleverage on the anticipated time frame or at all, which could negatively impact our ability to satisfy the financial covenants in our Senior Secured Credit Agreement or other contractual arrangements, any inadequacy, interruption, integration failure or security failure with respect to our information technology (including the ransomware attack announced May 31, 2022), the expected sale of our U.S. Sheer Hosiery business, future intangible assets or goodwill impairment due to changes in our business, legal, regulatory, political and economic risks related to our international operations, our ability to effectively manage our complex international tax structure and our future financial performance included in this MD&A include forward-looking statements.
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
Our operations are managed and reported in three operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear and International. These segments are organized principally by product category and geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. Other consists of our U.S.-based outlet stores, U.S. Sheer Hosiery business and certain sales from our supply chain to the European Innerwear business. We have entered into an asset purchase agreement with AllStar Hosiery LLC, an affiliate of AllStar Marketing Group, LLC, for the sale of the U.S. Sheer Hosiery business and expect to complete the sale at or shortly after the end of the third quarter of 2023. As previously disclosed, we completed the sale of the European Innerwear business on March 5, 2022.
Our Key Business Strategies
Our business strategy integrates our brand superiority, industry-leading innovation and low-cost global supply chain to provide higher value products while lowering production costs. We operate in the global innerwear and global activewear apparel categories. These are stable, heavily branded categories where we have a strong consumer franchise based on a global portfolio of industry-leading brands that we have built over multiple decades, through hundreds of millions of direct interactions with consumers. Our Full Potential transformation plan focuses on four pillars to drive growth and enhance long-term profitability and identifies the current initiatives to unlock growth. Our four pillars of growth are to grow the Champion brand globally, drive growth in Innerwear with brands and products that appeal to younger consumers, build e-commerce excellence across channels and streamline our global portfolio. In order to deliver this growth and create a more efficient and productive business model, we have launched a multi-year cost savings program intended to self-fund the investments necessary to achieve the Full Potential transformation plan’s objectives. We remain highly confident that our strong brand portfolio, world-class supply chain and diverse category and geographic footprint will help us unlock our full potential, deliver long-term growth and create stockholder value.

In the first quarter of 2021, we announced that we reached the decision to exit our European Innerwear business as part of our strategy to streamline our portfolio under our Full Potential transformation plan and determined that this business met held-for-sale and discontinued operations accounting criteria. Accordingly, we began to separately report the results of our European Innerwear business as discontinued operations in our Condensed Consolidated Statements of Operations, and to present the related assets and liabilities as held for sale in the Condensed Consolidated Balance Sheets. On November 4, 2021, we announced that we reached an agreement to sell our European Innerwear business to an affiliate of Regent, L.P. and completed the sale on March 5, 2022. See Note “Assets and Liabilities Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
In addition, in the fourth quarter of 2021, we reached the decision to divest our U.S. Sheer Hosiery business, including the L’eggs brand, as part of our strategy to streamline our portfolio under our Full Potential transformation plan and determined that this business met held-for-sale accounting criteria. The related assets and liabilities are presented as held for sale in the Condensed Consolidated Balance Sheets at July 1, 2023, December 31, 2022 and July 2, 2022. The operations of our U.S. Sheer Hosiery business are reported in “Other” for all periods presented in Note “Business Segment Information” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q. We have entered into an asset purchase agreement with AllStar Hosiery LLC, an affiliate of AllStar Marketing Group, LLC, for the sale of the U.S. Sheer Hosiery business and expect to complete the sale at or shortly after the end of the third quarter of 2023. See Note “Assets and Liabilities Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
We seek to generate strong cash flow through effectively optimizing our capital structure and managing working capital levels. We recently shifted our capital allocation strategy to focus the use of all our free cash flow (cash from operations less capital expenditures) on reducing debt and bringing our leverage back to a range that is no greater than two to three times on a net debt-to-adjusted EBITDA basis. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization excluding restructuring and other action-related costs and certain other losses, charges and expenses. Net debt is defined as the total of current debt, long-term debt, and borrowings under the accounts receivable securitization facility (excluding long-term debt issuance costs) less other debt and cash adjustments and cash and cash equivalents.
Ransomware Attack
As previously disclosed, on May 24, 2022, we identified that we had become subject to a ransomware attack and activated our incident response and business continuity plans designed to contain the incident. As part of our forensic investigation and assessment of the impact, we determined that certain of our information technology systems were affected by the ransomware attack.
Upon discovering the incident, we took a series of measures to further safeguard the integrity of our information technology systems, including working with cybersecurity experts to contain the incident and implementing business continuity plans to restore and support continued operations. These measures also included resecuring data, remediation of the malware across infected machines, rebuilding critical systems, global password reset and enhanced security monitoring. We notified appropriate law enforcement authorities as well as certain data protection regulators. In addition to our public announcements of the incident, we provided breach notifications and regulatory filings as required by applicable law starting in August 2022, and that notification process is complete. We believe the incident has been contained, we have restored our critical information technology systems, and manufacturing, retail and other internal operations continue. There is no ongoing operational impact on our ability to provide our products and services. We maintain insurance, including coverage for cyber-attacks, subject to certain deductibles and policy limitations, in an amount that we believe appropriate.
We are named in a putative class action in connection with our previously disclosed ransomware incident, entitled Toussaint et al. v. HanesBrands,[sic] Inc. This lawsuit is pending in the United States District Court for the Middle District of North Carolina, and follows the consolidation of two previously pending lawsuits, entitled Roman v. Hanes Brands,[sic] Inc., and Toussaint v. HanesBrands,[sic] Inc. The lawsuit alleges, among other things, negligence, negligence per se, breach of implied contract, invasion of privacy, unjust enrichment, breach of implied covenant of good faith and fair dealing and unfair business practices under the California Business and Professions Code. The pending lawsuit seeks, among other things, monetary and injunctive relief. We are vigorously defending the pending matter and believe the case is without merit. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations. However, at this early stage in the proceedings, we are not able to determine the probability of the outcome of this matter or a range of reasonably expected losses, if any.
During the quarter and six months ended July 1, 2023, we received business interruption insurance proceeds of $6 million and incurred costs of $1 million, net of expected insurance recoveries, related primarily to legal fees associated with the ransomware attack. The insurance proceeds received during the quarter and six months ended July 1, 2023 are related primarily to the recovery of lost profit from business interruptions and are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Operations. The legal fees and the offsetting expected insurance recoveries are reflected in the

“Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations in the quarter and six months ended July 1, 2023. During the quarter and six months ended July 2, 2022, we incurred costs of approximately $15 million, net of expected insurance recoveries, related to the ransomware attack. The costs included $14 million related primarily to supply chain disruptions, which are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Operations and $1 million, net of expected insurance recoveries, related primarily to information technology, legal and consulting fees, which are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations in the quarter and six months ended July 2, 2022. We cannot determine, at this time, the full extent of any proceedings or additional costs or expenses related to the security event or whether such impact will ultimately have a material adverse effect.
Financing Arrangements
In June 2023, we amended the ARS Facility. This amendment extended the maturity date to May 2024 with no change to the quarterly fluctuating facility limit, which was $200 million as of July 1, 2023. Additionally, the amendment created two pricing tiers based on a consolidated net total leverage ratio of 4.50 to 1.00. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
In February and March of 2023, we refinanced our debt structure to provide greater near-term financial flexibility given the uncertainty within the current macroeconomic environment. The refinancing consisted of entering into a new senior secured term loan B facility in an aggregate principal amount of $900 million due in 2030 (the “Term Loan B”), issuing $600 million aggregate principal amount of 9.000% senior unsecured notes due in 2031 (the “9.000% Senior Notes”) and redeeming our 4.625% senior notes due in May 2024 (the “4.625% Senior Notes”) and our 3.5% senior notes due in June 2024 (the “3.5% Senior Notes”). Additionally, in November 2022 and in February 2023, given the economic conditions and the associated impact on earnings, we amended the credit agreement governing our Senior Secured Credit Facility to modify the financial covenants in order to avoid a potential covenant violation and to provide operating flexibility. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
Impact of the Macroeconomic Pressures on Our Business
The macroeconomic pressures caused by the lingering effects from the COVID-19 pandemic continue to impact our business operations and financial results, as described in more detail under “Condensed Consolidated Results of Operations - Second Quarter Ended July 1, 2023 Compared with Second Quarter Ended July 2, 2022” and “Condensed Consolidated Results of Operations - Six Months Ended July 1, 2023 Compared with Six Months Ended July 2, 2022” below, primarily through reduced traffic and closures of Company-operated and third-party retail locations in certain markets, global supply chain disruptions and higher levels of inflation due to factory disruptions, port congestion, transportation delays as well as labor and container shortages, which resulted in higher operating costs causing pressure on our gross and operating profit. At the height of the global supply chain disruptions in 2022, we experienced delayed inventory orders which, in turn, resulted in the inability to fulfill certain customer orders and decreased product availability in our Company-owned stores and e-commerce sites which negatively impacted our net revenues and increased net inventory levels. We took aggressive measures in 2022 to focus on reducing inventory units, including manufacturing time-out costs which reduced our inventory units by 6% at the end of 2022 compared to 2021. Gross and operating margin pressure continued in the first half of fiscal 2023 as we continued to sell through our higher-cost inventory. We expect gross and operating margin pressure to ease in the second half of 2023 as lower cost inventory currently being produced is sold and we anniversary the manufacturing time-out costs related to our inventory reduction initiatives in 2022. The future impact of the macroeconomic pressures, including the COVID-19 pandemic, supply chain disruptions and inflation, remain highly uncertain, and our business and results of operations, including our net revenues, earnings and cash flows, could continue to be adversely impacted.
Outlook for 2023
We estimate our 2023 guidance as follows:
•Net sales of approximately $5.80 billion to $5.90 billion, net of approximately $37 million of unfavorable foreign currency exchange impact;
•Operating profit of approximately $376 million to $426 million, net of approximately $5 million of unfavorable foreign currency exchange impact;
•Restructuring and other action-related charges totaling $56 million including Full Potential transformation plan-related charges of approximately $49 million included in operating profit and refinancing charges of $7 million included in interest and other expenses;
•Interest expense and other expenses of approximately $312 million combined;

•Tax expense from continuing operations of approximately $65 million;
•Diluted earnings per share from continuing operations of approximately $0.00 to $0.14;
•Cash flow from operating activities of approximately $500 million; and
•Capital investments of approximately $100 million, including capital expenditures of $50 million within investing cash flow activities and cloud computing arrangements of $50 million within operating cash flow activities.
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
Key Financial Results from the Second Quarter Ended July 1, 2023
Key financial results are as follows:
•Total net sales in the second quarter of 2023 were $1.44 billion, compared with $1.51 billion in the same period of 2022, representing a 5% decrease.
•Operating profit decreased 53% to $69 million in the second quarter of 2023, compared with $147 million in the same period of 2022. As a percentage of sales, operating profit was 4.8% in the second quarter of 2023 compared to 9.7% in the same period of 2022.

•Diluted loss per share from continuing operations was $(0.06) in the second quarter of 2023 compared with diluted earnings per share from continuing operations of $0.26 in the second quarter of 2022.
Condensed Consolidated Results of Operations — Second Quarter Ended July 1, 2023 Compared with Second Quarter Ended July 2, 2022

	Quarters Ended
	July 1, 2023	July 2, 2022	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,438,980	$1,513,467	$(74,487)	(4.9)%
Cost of sales	956,243	941,366	14,877	1.6
Gross profit	482,737	572,101	(89,364)	(15.6)
Selling, general and administrative expenses	413,333	424,847	(11,514)	(2.7)
Operating profit	69,404	147,254	(77,850)	(52.9)
Other expenses	7,263	1,889	5,374	284.5
Interest expense, net	74,605	33,724	40,881	121.2
Income (loss) from continuing operations before income tax expense	(12,464)	111,641	(124,105)	(111.2)
Income tax expense	10,000	18,980	(8,980)	(47.3)
Income (loss) from continuing operations	(22,464)	92,661	(115,125)	(124.2)
Loss from discontinued operations, net of tax	—	(560)	560	(100.0)
Net income (loss)	$(22,464)	$92,101	$(114,565)	(124.4)%
Net Sales
Net sales decreased 5% during the second quarter of 2023 compared to the second quarter of 2022 primarily due to the decline in U.S. Activewear, the continued macro-driven slowdown impacting consumer spending in Australia and the unfavorable impact from foreign currency exchange rates in our International business of approximately $18 million partially offset by growth from product innovation, increased space for back-to-school and the impact of business disruption caused by the ransomware attack on the business in the second quarter of 2022.
Operating Profit
Operating profit as a percentage of net sales was 4.8% during the second quarter of 2023, representing a decrease from 9.7% in the prior year. The operating margin decline resulted from approximately 375 basis points of unfavorable sales mix, approximately 245 basis points of commodity cost and ocean freight inflation and higher labor rates of approximately 50 basis points partially offset by approximately 95 basis points of pricing actions, approximately 140 basis points in the aggregate of timeout costs related to the ransomware attack in the second quarter of 2022 and partial recovery of the business interruption insurance claim in the current quarter and approximately 55 basis points of net cost reduction actions and efficiencies within our supply chain. Included in operating profit in the second quarters of 2023 and 2022 were restructuring and other action-related charges of $18 million and $6 million, respectively, related to the implementation of our Full Potential transformation plan.
Other Highlights
Other Expenses – Other expenses increased $5 million in the second quarter of 2023 compared to the second quarter of 2022 primarily due to higher funding fees for sales of accounts receivable to financial institutions and higher pension expense in 2023.
Interest Expense – Interest expense was higher by $41 million in the second quarter of 2023 compared to the second quarter of 2022 primarily due to higher weighted average outstanding debt balances and a higher weighted average interest rate on our borrowings during the second quarter of 2023 compared to the second quarter of 2022. Our weighted average interest rate on our outstanding debt was 7.23% for the second quarter of 2023 compared to 3.63% for the second quarter of 2022.
Income Tax Expense – In the second quarter of 2023, income tax expense was $10 million, resulting in an effective income tax rate of (80.2)% and in the second quarter of 2022, income tax expense was $19 million, resulting in an effective income tax rate of 17.0%. Our effective tax rate for the second quarter of 2023 primarily differs from the U.S. statutory rate due to valuation allowances against certain net deferred tax assets. Additionally, we had minimal favorable discrete items in the second quarter of 2023 and unfavorable discrete items of $5 million in the second quarter of 2022.
Discontinued Operations – The results of our discontinued operations include the operations of our European Innerwear business which was sold in connection with our Full Potential transformation plan on March 5, 2022. See Note “Assets and

Liabilities Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
Operating Results by Business Segment — Second Quarter Ended July 1, 2023 Compared with Second Quarter Ended July 2, 2022

	Net Sales
	Quarters Ended
	July 1, 2023	July 2, 2022	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$705,818	$685,778	$20,040	2.9%
Activewear	267,544	330,400	(62,856)	(19.0)
International	407,729	424,189	(16,460)	(3.9)
Other	57,889	73,100	(15,211)	(20.8)
Total	$1,438,980	$1,513,467	$(74,487)	(4.9)%

	Operating Profit and Margin
	Quarters Ended
	July 1, 2023		July 2, 2022		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$123,968	17.6%	$141,659	20.7%	$(17,691)	(12.5)%
Activewear	(3,087)	(1.2)	22,857	6.9	(25,944)	(113.5)
International	32,581	8.0	55,953	13.2	(23,372)	(41.8)
Other	(3,956)	(6.8)	5,333	7.3	(9,289)	(174.2)
Corporate	(80,102)	NM	(78,548)	NM	(1,554)	2.0
Total	$69,404	4.8%	$147,254	9.7%	$(77,850)	(52.9)%
Innerwear
Innerwear net sales increased 3% compared to the second quarter of 2022 primarily due to growth from product innovation, increased space for back-to-school and lower sales in prior year due to business disruption caused by the ransomware attack in the second quarter of 2022 partially offset by softer point-of-sale trends stemming from the macroeconomic pressures.
Innerwear operating margin was 17.6%, a decrease from 20.7% in the same period a year ago. The operating margin decline primarily resulted from approximately 345 basis points of commodity cost and ocean freight inflation and approximately 165 basis points of unfavorable product and channel mix partially offset by approximately 50 basis points of selective price increases and approximately 130 basis points of expense management within our selling, general and administrative expenses. Unfavorable product and channel mix was driven by higher sales in our lower margin categories such as socks and kids underwear and higher sales in the off-price channels.
Activewear
Activewear net sales decreased 19% compared to the second quarter of 2022 driven by the continued slowdown in consumer spending in the U.S. activewear category, which resulted in softer point-of-sale trends and excess channel inventory, as well as strategic brand-related actions within Champion in the U.S. The net sales decrease was partially offset by growth in the collegiate channel.
Activewear operating margin was (1.2)%, a decrease from 6.9% in the same period a year ago. The operating margin decline primarily resulted from approximately 500 basis points of unfavorable business mix from lower royalty income and unfavorable channel mix within Champion, approximately 205 basis points of commodity cost inflation and approximately 210 basis points from higher reserves as compared to last year due to higher inventory levels at retail partially offset by approximately 210 basis points from pricing actions taken during 2022.
International
Net sales in the International segment decreased 4% compared to the second quarter of 2022 due to unfavorable foreign currency exchange rates and macroeconomic pressures impacting consumer sentiment in Australia partially offset by an increase in sales within Europe and Asia. The unfavorable impact of foreign currency exchange rates decreased net sales approximately $18 million in the second quarter of 2023. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, were consistent with prior year. The impact of foreign currency exchange rates is calculated by applying prior period exchange rates to the current year financial results.
International operating margin was 8.0%, a decrease from 13.2% in the same period a year ago. The operating margin decline primarily resulted from approximately 530 basis points of unfavorable business mix as consumers shifted to lower margin categories driven by the macroeconomic environment and approximately 160 basis points of commodity cost inflation partially offset by approximately 45 basis points of net cost reduction actions and efficiencies within our supply chain and approximately 80 basis points of expense management within our selling, general and administrative expenses.
Other
Other net sales decreased primarily as a result of decreased sales from our supply chain to the European Innerwear business in the second quarter of 2023 compared to the second quarter of 2022. Operating margin decreased primarily due to the deleverage of selling, general and administrative expenses due to the decline in sales volume.
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
Corporate
Corporate expenses were higher in the second quarter of 2023 compared to the second quarter of 2022 primarily due to higher restructuring and other action-related charges, information technology costs and variable compensation costs partially offset by a portion of our business interruption insurance proceeds received and lower costs incurred during the second quarter of 2023 related to the ransomware attack which occurred during the second quarter of 2022.
During the second quarter of 2023, we received business interruption insurance proceeds of $6 million and incurred costs of $1 million, net of expected insurance recoveries, related primarily to legal fees associated with the ransomware attack. The insurance proceeds received during the second quarter of 2023 are related primarily to the recovery of lost profit from business interruptions and are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Operations. The legal fees and the offsetting expected insurance recoveries are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations in the second quarter of 2023. During the second quarter of 2022, we incurred costs of approximately $15 million, net of expected insurance recoveries, related to the ransomware attack. The costs included $14 million related primarily to supply chain disruptions, which are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Operations and $1 million, net of expected insurance recoveries, related primarily to information technology, legal and consulting fees, which are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations in the second quarter of 2022.

Included in restructuring and other action-related charges within operating profit in the second quarters of 2023 and 2022 were $18 million and $6 million, respectively, of charges related to the implementation of our Full Potential transformation plan. Full Potential transformation plan charges in the second quarters of 2023 and 2022 included a non-cash loss of $7 million and a non-cash gain of $4 million, respectively, to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting primarily from changes in carrying value due to changes in working capital. The remaining Full Potential transformation plan restructuring and other action-related charges within operating profit include technology charges which relate to the implementation of our technology modernization initiative including the implementation of a global enterprise resource planning platform, supply chain segmentation charges to restructure and position our manufacturing network to align with our Full Potential transformation plan demand trends, charges for professional services primarily including consulting and advisory services related to the implementation of our Full Potential transformation plan and charges related to headcount actions and related severance resulting from operating model initiatives.
The components of restructuring and other action-related charges were as follows:

	Quarters Ended
	July 1, 2023	July 2, 2022
	(dollars in thousands)
Restructuring and other action-related charges:
Full Potential transformation plan:
Technology	$3,062	$1,971
(Gain) loss on classification of assets held for sale	7,338	(4,340)
Supply chain segmentation	252	269
Professional services	3,608	7,086
Headcount actions and related severance	3,716	825
Other	85	569
Total included in operating profit	18,061	6,380
Tax effect on actions included in income tax expense	—	1,085
Total restructuring and other action-related charges	$18,061	$5,295
Condensed Consolidated Results of Operations — Six Months Ended July 1, 2023 Compared with Six Months Ended July 2, 2022

	Six Months Ended
	July 1, 2023	July 2, 2022	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$2,828,390	$3,089,623	$(261,233)	(8.5)%
Cost of sales	1,895,960	1,933,344	(37,384)	(1.9)
Gross profit	932,430	1,156,279	(223,849)	(19.4)
Selling, general and administrative expenses	805,707	838,513	(32,806)	(3.9)
Operating profit	126,723	317,766	(191,043)	(60.1)
Other expenses	22,034	2,876	19,158	666.1
Interest expense, net	133,057	65,687	67,370	102.6
Income (loss) from continuing operations before income tax expense	(28,368)	249,203	(277,571)	(111.4)
Income tax expense	28,500	42,365	(13,865)	(32.7)
Income (loss) from continuing operations	(56,868)	206,838	(263,706)	(127.5)
Income from discontinued operations, net of tax	—	3,965	(3,965)	(100.0)
Net income (loss)	$(56,868)	$210,803	$(267,671)	(127.0)%
Net Sales
Net sales decreased 8% during the six months of 2023 versus the six months of 2022 primarily due to the decline in U.S. Activewear, the continued macro-driven slowdown impacting consumer spending in Australia and the unfavorable impact from foreign currency exchange rates in our International business of approximately $49 million partially offset by growth from product innovation, increased space for back-to-school and the impact of business disruption caused by the ransomware attack on the business in the six months of 2022.
Operating Profit
Operating profit as a percentage of net sales was 4.5% for the six months of 2023, representing a decrease from 10.3% in the prior year. The operating margin decline resulted from unfavorable sales mix of approximately 270 basis points, commodity cost and ocean freight inflation of approximately 275 basis points, approximately 70 basis points from higher reserves as compared to last year due to higher inventory levels at retail and higher labor rates of approximately 50 basis points partially offset by pricing actions of approximately 130 basis points and the aggregate of timeout costs related to the ransomware attack in the second quarter of 2022 and partial recovery of the business interruption insurance claim in the current quarter of approximately 75 basis points. Included in operating profit in the six months of 2023 and 2022 were restructuring and other action-related charges of $24 million and $11 million, respectively, related to the implementation of our Full Potential transformation plan.
Other Highlights
Other Expenses – Other expenses increased $19 million in the six months of 2023 compared to the same period in 2022 primarily due to charges of nearly $9 million incurred as a result of the redemption of our 4.625% Senior Notes and our 3.5% Senior Notes in the six months of 2023. The charges included a payment of $5 million for a required make-whole premium related to the redemption of the 3.5% Senior Notes and non-cash charges of $4 million for the write-off of unamortized debt issuance costs. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information. Other expenses also included higher funding fees for sales of accounts receivable to financial institutions and higher pension expense in the six months of 2023.
Interest Expense – Interest expense was higher by $67 million in the six months of 2023 compared to the same period in 2022, primarily due to higher weighted average outstanding debt balances and a higher weighted average interest rate on our borrowings during the six months of 2023 compared to the six months of 2022. Additionally, in conjunction with the redemption of the 3.5% Senior Notes described in “Other Expenses” above, we unwound the related cross-currency swap contracts previously designated as cash flow hedges and the remaining gain in AOCI of $1 million was released into earnings at the time of settlement which partially offset interest expense in the six months of 2023. See Note “Financial Instruments” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information. Our weighted average interest rate on our outstanding debt was 6.51% for the six months of 2023, compared to 3.14% for the six months of 2022.
Income Tax Expense – In the six months of 2023, income tax expense was $29 million, resulting in an effective income tax rate of (100.5)% and in the six months of 2022 income tax expense was $42 million, resulting in an effective income tax rate of 17.0%. Our effective tax rate for the six months of 2023 primarily differs from the U.S. statutory rate due to valuation allowances against certain net deferred tax assets. Additionally, we had unfavorable discrete items of $7 million and $6 million in the six months of 2023 and 2022, respectively.
Discontinued Operations – The results of our discontinued operations include the operations of our European Innerwear business which was sold on March 5, 2022. See Note “Assets and Liabilities Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
Operating Results by Business Segment — Six Months Ended July 1, 2023 Compared with Six Months Ended July 2, 2022

	Net Sales
	Six Months Ended
	July 1, 2023	July 2, 2022	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$1,258,885	$1,264,725	$(5,840)	(0.5)%
Activewear	582,489	717,337	(134,848)	(18.8)
International	870,586	934,318	(63,732)	(6.8)
Other	116,430	173,243	(56,813)	(32.8)
Total	$2,828,390	$3,089,623	$(261,233)	(8.5)%

	Operating Profit and Margin
	Six Months Ended
	July 1, 2023		July 2, 2022		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$196,576	15.6%	$243,805	19.3%	$(47,229)	(19.4)%
Activewear	6,887	1.2	71,841	10.0	(64,954)	(90.4)
International	83,930	9.6	145,391	15.6	(61,461)	(42.3)
Other	(8,830)	(7.6)	4,662	2.7	(13,492)	(289.4)
Corporate	(151,840)	NM	(147,933)	NM	(3,907)	2.6
Total	$126,723	4.5%	$317,766	10.3%	$(191,043)	(60.1)%
Innerwear
Innerwear net sales decreased 0.5% compared to the six months of 2022 primarily due to softer point-of-sale trends stemming from the macroeconomic pressures partially offset by growth from product innovation, increased space for back-to-school, pricing actions and lower sales in prior year due to business disruption caused by the ransomware attack in the second quarter of 2022.
Innerwear operating margin was 15.6%, a decrease from 19.3% in the same period a year ago. The operating margin decline primarily resulted from approximately 420 basis points of commodity cost and ocean freight inflation and approximately 125 basis points of unfavorable product and channel mix partially offset by approximately 80 basis points of selective price increases and approximately 95 basis points of expense management within our selling, general and administrative expenses. Unfavorable product and channel mix was driven by higher sales in our lower margin categories such as socks and kids underwear and higher sales in the off-price channels.
Activewear
Activewear net sales decreased 19% compared to the six months of 2022 driven by the continued slowdown in consumer spending in the U.S. activewear category, which resulted in softer point-of-sale trends and excess channel inventory, as well as strategic brand-related actions within Champion in the U.S. The net sales decrease was partially offset by growth in the collegiate channel.
Activewear operating margin was 1.2%, a decrease from 10.0% in the same period a year ago. The operating margin decline primarily resulted from approximately 450 basis points of unfavorable business mix from lower royalty income and unfavorable channel mix within Champion, approximately 315 basis points from higher reserves as compared to last year due to higher inventory levels at retail and approximately 290 basis points of commodity cost inflation partially offset by approximately 325 basis points from pricing actions taken during 2022.
International
Net sales in the International segment decreased 7% compared to the six months of 2022 due to unfavorable foreign currency exchange rates and macroeconomic pressures impacting consumer sentiment in Australia and higher inventory levels at retail in Asia partially offset by an increase in sales within Europe. The unfavorable impact of foreign currency exchange rates decreased net sales approximately $49 million in the six months of 2023. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, decreased 2%. The impact of foreign currency exchange rates is calculated by applying prior period exchange rates to the current year financial results.
International operating margin was 9.6%, a decrease from 15.6% in the same period a year ago. The operating margin decline primarily resulted from approximately 385 basis points of unfavorable business mix as consumers shifted to lower margin categories driven by the macroeconomic environment, approximately 140 basis points of commodity cost inflation and approximately 145 basis points of increased selling, general and administrative expenses partially offset by approximately 40 basis points of net cost reduction actions and efficiencies within our supply chain.
Other
Other net sales decreased primarily as a result of decreased sales from our supply chain to the European Innerwear business during the six months of 2023 compared to the six months of 2022. Operating margin decreased due to the deleverage of selling, general and administrative expenses due to the decline in sales volume.
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
Corporate
Corporate expenses were higher in the six months of 2023 compared to the six months of 2022 primarily due to higher restructuring and other action-related charges and information technology costs and partially offset by a portion of our business interruption insurance proceeds received and lower costs incurred during the six months of 2023 related to the ransomware attack which occurred during the second quarter of 2022.
During the six months ended July 1, 2023, we received business interruption insurance proceeds of $6 million and incurred costs of $1 million, net of expected insurance recoveries, related primarily to legal fees associated with the ransomware attack. The insurance proceeds received during the six months ended July 1, 2023 are related primarily to the recovery of lost profit from business interruptions and are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Operations. The legal fees and the offsetting expected insurance recoveries are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations in the six months ended July 1, 2023. During the six months ended July 2, 2022, we incurred costs of approximately $15 million, net of expected insurance recoveries, related to the ransomware attack. The costs included $14 million related primarily to supply chain disruptions, which are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Operations and $1 million, net of expected insurance recoveries, related primarily to information technology, legal and consulting fees, which are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations in the six months ended July 2, 2022.
Included in restructuring and other action-related charges within operating profit in the six months of 2023 and 2022 were $24 million and $11 million, respectively, of charges related to the implementation of our Full Potential transformation plan. Additionally, Full Potential transformation plan charges in the six months ended July 1, 2023 and July 2, 2022 included a non-cash loss of $5 million and a non-cash gain of $11 million, respectively, to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting primarily from changes in carrying value due to changes in working capital. The remaining Full Potential transformation plan restructuring and other action-related charges within operating profit include technology charges which relate to the implementation of our technology modernization initiative including the implementation of a global enterprise resource planning platform, supply chain segmentation charges to restructure and position our manufacturing network to align with our Full Potential transformation plan demand trends, charges for professional services primarily including consulting and advisory services related to the implementation of our Full Potential transformation plan and charges related to headcount actions and related severance resulting from operating model initiatives.
The components of restructuring and other action-related charges were as follows:

	Six Months Ended
	July 1, 2023	July 2, 2022
	(dollars in thousands)
Restructuring and other action-related charges:
Full Potential transformation plan:
Technology	$7,283	$6,430
(Gain) loss on classification of assets held for sale	5,199	(10,868)
Supply chain segmentation	4,775	1,289
Professional services	3,648	14,994
Headcount actions and related severance	2,845	(1,094)
Other	432	431
Total included in operating profit	24,182	11,182
Loss on extinguishment of debt included in other expenses	8,466	—
Gain on final settlement of cross currency swap contracts included in other expenses	(116)	—
Gain on final settlement of cross currency swap contracts included in interest expense, net	(1,254)	—
Total included in income (loss) from continuing operations before income tax expense	31,278	11,182
Tax effect on actions included in income tax expense	—	1,901
Total restructuring and other action-related charges	$31,278	$9,281

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
Based on our current expectations and forecasts of future earnings and cash flows, we believe we have sufficient cash and available borrowings to support our operations and key business strategies for at least the next 12 months and we currently believe our cash flows and available borrowings, together with our access to the capital markets, are sufficient to support our longer term liquidity needs as well.
In February and March of 2023, we refinanced our debt structure to provide greater near-term financial flexibility given the uncertainty within the current macroeconomic environment. The refinancing consisted of entering into the Term Loan B, issuing the 9.000% Senior Notes and redeeming our 4.625% Senior Notes and our 3.5% Senior Notes. Additionally, in November 2022 and in February 2023, given the economic conditions and the associated impact on earnings, we amended the credit agreement governing our Senior Secured Credit Facility to modify the financial covenants in order to avoid a potential covenant violation and to provide operating flexibility. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
Our primary sources of liquidity are cash generated from global operations and cash available under our Revolving Loan Facility, our accounts receivable securitization facility (the “ARS Facility”) and our other international credit facilities.
We had the following borrowing capacity and available liquidity under our credit facilities as of July 1, 2023:

	As of July 1, 2023
	Borrowing Capacity	Available Liquidity
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility(1)	$1,000,000	$754,913
Accounts Receivable Securitization Facility(2)	161,608	12,608
Other international credit facilities	45,377	5,787
Total liquidity from credit facilities	$1,206,985	$773,308
Cash and cash equivalents		191,832
Total liquidity		$965,140

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
The following have impacted or may impact our liquidity:
•In February and March of 2023, we entered into the Term Loan B, issued the 9.000% Senior Notes and redeemed our 4.625% Senior Notes and our 3.5% Senior Notes.
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

•We have launched a multi-year cost savings program intended to self-fund the investments necessary to achieve our Full Potential transformation plan’s objectives.
•We expect capital expenditures of approximately $100 million in 2023, including capital expenditures of $50 million within investing cash flow activities and cloud computing arrangements of $50 million within operating cash flow activities.
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
Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the six months ended July 1, 2023 and July 2, 2022 was derived from our condensed consolidated interim financial statements.

	Six Months Ended
	July 1, 2023	July 2, 2022
	(dollars in thousands)
Operating activities	$132,233	$(441,074)
Investing activities	(14,523)	(146,364)
Financing activities	(163,161)	316,306
Effect of changes in foreign exchange rates on cash	(1,130)	(41,575)
Change in cash and cash equivalents	(46,581)	(312,707)
Cash and cash equivalents at beginning of year	238,413	560,629
Cash and cash equivalents at end of period	$191,832	$247,922
Operating Activities
Our overall liquidity has historically been driven by our cash flow provided by operating activities, which is dependent on net income and changes in our working capital. As compared to the prior year, net cash provided by operating activities resulted from improved working capital management primarily driven by lower inventory production and favorable accounts receivable and accruals activity partially offset by the payment to unwind and settle the cross-currency swap contracts previously designated as cash flow hedges in connection with the redemption of 3.5% Senior Notes and the increase in capital investments in our cloud computing assets.
Investing Activities
The decrease in net cash used by investing activities in the six months of 2023 compared to the same period of 2022 was primarily the result of the purchase of the Champion trademark for footwear in the United States, Puerto Rico and Canada from Keds, LLC for $103 million in the six months of 2022, the final settlement of the cross currency swap contracts previously designated as net investment hedges in connection with the redemption of 3.5% Senior Notes which resulted in a $19 million cash inflow in the six months of 2023 and the sale of the European Innerwear business which resulted in an $11 million cash outflow in the six months of 2022.
Financing Activities
Net cash used for financing activities in the six months of 2023 primarily resulted from net payments on our ARS Facility and our Revolving Loan Facility as compared to the same period of 2022 where net cash provided by financing activities resulted from net borrowings on our ARS Facility and our Revolving Loan Facility. Additionally, in the six months of 2023, we refinanced our debt structure to provide greater near-term financial flexibility given the uncertainty within the current macroeconomic environment. The refinancing consisted of entering into the Term Loan B, issuing the 9.000% Senior Notes and redeeming our 4.625% Senior Notes and 3.5% Senior Notes. We paid approximately $28 million to amend and refinance the credit facilities which included a required make-whole premium of $5 million related to the redemption of the 3.5% Senior Notes and total capitalized debt issuance costs of $23 million related to the issuance of Term Loan B and the 9.000% Senior Notes. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information. Net cash from financing activities in the six months of 2022 also included a dividend payment of $105 million and shares repurchased at a total cost of $25 million. Additionally, we made total scheduled repayments on Term Loan A and Term B of $15 million in the six months of 2023 and $13 million in the six months of 2022.
Financing Arrangements
In June 2023, we amended the ARS Facility. This amendment extended the maturity date to May 2024 with no change to the quarterly fluctuating facility limit, which was $200 million as of July 1, 2023. Additionally, the amendment created two pricing tiers based on a consolidated net total leverage ratio of 4.50 to 1.00. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
In February and March of 2023, we refinanced our debt structure to provide greater near-term financial flexibility given the uncertainty within the current macroeconomic environment. The refinancing consisted of entering into the Term Loan B, issuing the 9.000% Senior Notes and redeeming our 4.625% Senior Notes and our 3.5% Senior Notes. Additionally, in November 2022 and in February 2023, given the economic conditions and the associated impact on earnings, we amended the credit agreement governing our Senior Secured Credit Facility to modify the financial covenants in order to avoid a potential covenant violation and to provide operating flexibility. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
We believe our financing structure provides a secure base to support our operations and key business strategies. As of July 1, 2023, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness. Under the terms of our Senior Secured Credit Facility, among other financial and non-financial covenants, we are required to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio, each of which is defined in the Senior Secured Credit Facility. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility.
We expect to maintain compliance with our covenants, as amended, for at least one year from the issuance of these financial statements based on our current expectations and forecasts, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 or other SEC filings could cause noncompliance. If economic conditions worsen and our earnings and operating cash flows do not start to recover as currently estimated by management, this could impact our ability to maintain compliance with our amended financial covenants and require us to seek additional amendments to our Senior Secured Credit Facility. If we are not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, our lenders could require us to repay our outstanding debt. In that situation, we may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders. In addition to the potential impact on our financial covenants, while there is currently no indication of impairment to our intangible assets or goodwill balances, if economic conditions worsen and our earnings and operating cash flows do not start to recover as currently estimated by management, this could lead to an increased risk of impairment to our intangible assets or goodwill balances in future periods.
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 1, 2023.
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
No new legal proceedings became reportable during the quarter ended July 1, 2023 and there have been no material developments during such quarter regarding any previously reported legal proceedings which have not been previously disclosed.
We are also subject to various claims and legal actions that occur from time to time in the ordinary course of our business. However, we are not party to any pending legal proceedings, including the pending lawsuit in connection with the previously disclosed ransomware incident discussed in Note “Basis of Presentation” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q, that we believe could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended July 1, 2023.

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

10.1
Amendment No. 3, dated as of June 22, 2023, to Master Receivables Purchase Agreement, by and among Hanesbrands Inc., Knights Apparel LLC, GFSI LLC, CC Products LLC, Alternative Apparel, Inc. and MUFG Bank, LTD.

10.2
First Amendment of Hanesbrands Inc. 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2023).

31.1	Certification of Stephen B. Bratspies, Chief Executive Officer.

31.2	Certification of M. Scott Lewis, Chief Financial Officer.

32.1	Section 1350 Certification of Stephen B. Bratspies, Chief Executive Officer.

32.2	Section 1350 Certification of M. Scott Lewis, Chief Financial Officer.

101.INS XBRL	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH XBRL	Inline Taxonomy Extension Schema Document

101.CAL XBRL	Inline Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Inline Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Inline Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Inline Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

*	Management contract or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANESBRANDS INC.

By:	/s/ M. Scott Lewis
M. Scott Lewis Chief Financial Officer and Chief Accounting Officer (Duly authorized officer, principal financial officer and principal accounting officer)
Date: August 10, 2023