Form 10-Q
period 2023-09-30
Hanesbrands Inc.
filed 2023-11-09
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2023, there were 350,040,522 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “could,” “will,” “expect,” “outlook,” “potential,” “project,” “estimate,” “future,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results are forward-looking statements and are subject to risks and uncertainties that could cause actual results to differ materially from those implied or expressed by such statements. These risks and uncertainties include trends associated with our business; our ability to successfully implement our multi-year transformation strategy (“Full Potential transformation plan”) and our global Champion performance plan; our ability to identify, execute, and realize benefits from any potential strategic transaction involving Champion; the rapidly changing retail environment and the level of consumer demand; the effects of any geopolitical conflicts (including the ongoing Russia-Ukraine conflict and the Israel-Hamas war) or any potential ongoing effects of the COVID-19 pandemic, including effects on consumer spending, global supply chains and the financial markets; our ability to deleverage on the anticipated time frame or at all, which could negatively impact our ability to satisfy the financial covenants in our credit agreement or other contractual arrangements; any inadequacy, interruption, integration failure or security failure with respect to our information technology (including the ransomware attack announced May 31, 2022); future intangible assets or goodwill impairment due to changes in our business; legal, regulatory, political and economic risks related to our international operations; our ability to effectively manage our complex international tax structure; and our future financial performance. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements. Such statements speak only as of the date when made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

HANESBRANDS INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$1,511,306	$1,670,741	$4,339,696	$4,760,364
Cost of sales	1,040,995	1,107,889	2,936,955	3,041,233
Gross profit	470,311	562,852	1,402,741	1,719,131
Selling, general and administrative expenses	404,349	421,408	1,210,056	1,259,921
Operating profit	65,962	141,444	192,685	459,210
Other expenses	9,111	3,212	31,145	6,088
Interest expense, net	72,609	41,721	205,666	107,408
Income (loss) from continuing operations before income tax expense	(15,758)	96,511	(44,126)	345,714
Income tax expense	23,041	16,410	51,541	58,775
Income (loss) from continuing operations	(38,799)	80,101	(95,667)	286,939
Income from discontinued operations, net of tax	—	—	—	3,965
Net income (loss)	$(38,799)	$80,101	$(95,667)	$290,904

Earnings (loss) per share - basic:
Continuing operations	$(0.11)	$0.23	$(0.27)	$0.82
Discontinued operations	—	—	—	0.01
Net income (loss)	$(0.11)	$0.23	$(0.27)	$0.83

Earnings (loss) per share - diluted:
Continuing operations	$(0.11)	$0.23	$(0.27)	$0.82
Discontinued operations	—	—	—	0.01
Net income (loss)	$(0.11)	$0.23	$(0.27)	$0.83

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income (loss)	$(38,799)	$80,101	$(95,667)	$290,904
Other comprehensive income (loss):
Translation adjustments	(53,517)	(76,756)	(61,386)	(171,581)
Unrealized gain on qualifying cash flow hedges, net of tax of $(1,761), $(1,013), $(1,192), and $(3,702), respectively	8,490	2,573	5,955	10,983
Unrecognized income from pension and postretirement plans, net of tax of $(20), $(1,438), $91 and $(4,190), respectively	4,105	4,022	12,342	12,278
Total other comprehensive loss	(40,922)	(70,161)	(43,089)	(148,320)
Comprehensive income (loss)	$(79,721)	$9,940	$(138,756)	$142,584

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2023	December 31, 2022	October 1, 2022
Assets
Cash and cash equivalents	$191,091	$238,413	$253,131
Trade accounts receivable, net	712,828	721,396	926,666
Inventories	1,516,779	1,979,672	2,136,314
Other current assets	175,058	178,946	223,741
Current assets held for sale	—	13,327	14,906
Total current assets	2,595,756	3,131,754	3,554,758
Property, net	415,527	442,404	443,166
Right-of-use assets	427,610	414,894	335,473
Trademarks and other identifiable intangibles, net	1,201,008	1,255,693	1,210,581
Goodwill	1,093,099	1,108,907	1,084,581
Deferred tax assets	20,133	20,162	328,778
Other noncurrent assets	160,155	130,062	141,944
Total assets	$5,913,288	$6,503,876	$7,099,281

Liabilities and Stockholders’ Equity
Accounts payable	$789,923	$917,481	$1,130,649
Accrued liabilities	493,134	498,028	594,333
Lease liabilities	112,721	114,794	99,405
Accounts Receivable Securitization Facility	200,500	209,500	211,500
Current portion of long-term debt	59,000	37,500	31,250
Current liabilities held for sale	—	13,327	14,906
Total current liabilities	1,655,278	1,790,630	2,082,043
Long-term debt	3,310,256	3,612,077	3,655,889
Lease liabilities - noncurrent	348,072	326,644	260,349
Pension and postretirement benefits	107,539	116,167	230,087
Other noncurrent liabilities	218,107	260,094	196,029
Total liabilities	5,639,252	6,105,612	6,424,397

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 350,022,378, 349,009,147 and 348,948,690, respectively	3,500	3,490	3,489
Additional paid-in capital	348,837	334,676	328,072
Retained earnings	476,796	572,106	1,043,246
Accumulated other comprehensive loss	(555,097)	(512,008)	(699,923)
Total stockholders’ equity	274,036	398,264	674,884
Total liabilities and stockholders’ equity	$5,913,288	$6,503,876	$7,099,281

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at July 1, 2023	349,840	$3,498	$343,042	$515,595	$(514,175)	$347,960
Net loss	—	—	—	(38,799)	—	(38,799)
Other comprehensive loss	—	—	—	—	(40,922)	(40,922)
Stock-based compensation	—	—	5,685	—	—	5,685
Net exercise of stock options, vesting of restricted stock units and other	182	2	110	—	—	112
Balances at September 30, 2023	350,022	$3,500	$348,837	$476,796	$(555,097)	$274,036

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2022	349,009	$3,490	$334,676	$572,106	$(512,008)	$398,264
Net loss	—	—	—	(95,667)	—	(95,667)
Other comprehensive loss	—	—	—	—	(43,089)	(43,089)
Stock-based compensation	—	—	15,821	—	—	15,821
Net exercise of stock options, vesting of restricted stock units and other	1,013	10	(1,660)	357	—	(1,293)
Balances at September 30, 2023	350,022	$3,500	$348,837	$476,796	$(555,097)	$274,036

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
See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2023	October 1, 2022(1)
Operating activities:
Net income (loss)	$(95,667)	$290,904
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	56,246	56,140
Amortization of acquisition intangibles	12,478	14,045
Other amortization	9,856	8,121
Loss on extinguishment of debt	8,466	—
(Gain) loss on sale of business and classification of assets held for sale	3,641	(6,185)
Amortization of debt issuance costs and debt discount	6,577	5,483
Other	8,984	11,717
Changes in assets and liabilities:
Accounts receivable	12,169	(63,003)
Inventories	444,592	(612,544)
Other assets	(20,833)	(71,613)
Accounts payable	(125,411)	(22,289)
Accrued pension and postretirement benefits	4,181	(1,066)
Accrued liabilities and other	(37,935)	(101,392)
Net cash from operating activities	287,344	(491,682)
Investing activities:
Capital expenditures	(35,790)	(70,955)
Purchase of trademarks	—	(103,000)
Proceeds from sales of assets	172	259
Other	20,241	(5,640)
Net cash from investing activities	(15,377)	(179,336)
Financing activities:
Borrowings on Term Loan Facilities	891,000	—
Repayments on Term Loan Facilities	(29,500)	(18,750)
Borrowings on Accounts Receivable Securitization Facility	1,728,500	1,303,589
Repayments on Accounts Receivable Securitization Facility	(1,737,500)	(1,092,089)
Borrowings on Revolving Loan Facilities	1,616,500	1,337,500
Repayments on Revolving Loan Facilities	(1,908,500)	(908,500)
Borrowings on Senior Notes	600,000	—
Repayments on Senior Notes	(1,436,884)	—
Borrowings on notes payable	—	21,454
Repayments on notes payable	—	(21,713)
Share repurchases	—	(25,018)
Cash dividends paid	—	(156,962)
Payments to amend and refinance credit facilities	(28,503)	(633)
Other	(2,884)	(3,630)
Net cash from financing activities	(307,771)	435,248
Effect of changes in foreign exchange rates on cash	(11,518)	(71,728)
Change in cash and cash equivalents	(47,322)	(307,498)
Cash and cash equivalents at beginning of year	238,413	560,629
Cash and cash equivalents at end of period	$191,091	$253,131

(1)The cash flows related to discontinued operations have not been segregated and remain included in the major classes of assets and liabilities in the periods prior to the sale of the European Innerwear business on March 5, 2022. Accordingly, the Condensed Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.
Capital expenditures included in accounts payable at September 30, 2023 and December 31, 2022 were $12,691 and $10,549, respectively. For the nine months ended September 30, 2023 and October 1, 2022, right-of-use assets obtained in exchange for lease obligations were $95,275 and $67,588, respectively.
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
Key Business Strategies
In June of 2022, the Company purchased the Champion trademark for footwear in the United States, Puerto Rico and Canada from Keds, LLC (“KEDS”) for $102,500. The trademark was recorded in “Trademarks and other identifiable intangibles, net” line in the Condensed Consolidated Balance Sheets and has an indefinite life. The Company previously licensed the Champion trademark for footwear in these locations. The purchase of the trademark was part of an agreement with KEDS settling litigation between the two parties.
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
During the quarter ended September 30, 2023, the Company recognized a benefit related to business interruption insurance proceeds of $17,792, of which $15,000 was received in the quarter. During the nine months ended September 30, 2023, the Company recognized a benefit related to business interruption insurance proceeds of $24,062, of which $20,562 was received during the nine months ended September 30, 2023. The remaining receivable for the expected final payment was recognized in the “Other current assets” line in the Condensed Consolidated Balance Sheets at September 30, 2023 and was received in October 2023. The business interruption insurance proceeds received were primarily related to the recovery of lost profit from business interruptions. The Company recognized a benefit of $17,792 and $23,354, respectively, for the business interruption insurance proceeds in the “Cost of sales” line of the Condensed Consolidated Statements of Operations during the quarter and nine months ended September 30, 2023. The Company recognized a benefit of $708 for the reimbursement of costs related primarily to legal fees in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2023.
During the quarter and nine months ended October 1, 2022, the Company incurred costs of $921 and $16,430, net of expected insurance recoveries, respectively, related to the ransomware attack. The costs, net of expected insurance recoveries, incurred during the quarter ended October 1, 2022 primarily related to information technology and legal fees and are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations. The costs incurred during the nine months ended October 1, 2022 included $14,168 primarily related to supply chain disruptions, which are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Operations and $2,262, net of expected insurance recoveries, primarily related to information technology, legal and consulting fees, which are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations.
Although the Company expects to incur minimal costs, primarily for legal fees, related to the ransomware attack, the Company cannot determine, at this time, the full extent of any proceedings or additional costs or expenses related to the security event or whether such impact will ultimately have a material adverse effect.
Goodwill and Indefinite-lived Intangible Assets
Goodwill and indefinite-lived intangible assets are evaluated for impairment at least annually as of the first day of the third quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value. In connection with the annual impairment analysis, the Company performs a quantitative assessment utilizing an income approach to estimate the fair values of its reporting units and certain indefinite-lived intangible assets. The most significant assumptions used to estimate the fair values of the reporting units and certain indefinite-lived intangible assets include the weighted average cost of capital, revenue growth rate, terminal growth rate and operating profit margin.
During the quarter ended September 30, 2023, the Company completed its annual quantitative impairment analysis for each reporting unit and the respective goodwill balances. While the analysis indicated that all reporting units had fair values that exceeded their carrying values, the Company noted meaningful declines in the fair value cushion above the carrying value for three reporting units. The decline in the U.S. Activewear reporting unit fair value cushion was driven by the continued challenging activewear market dynamics and the impact of continued strategic actions geared toward improving Champion’s brand position, regaining momentum and positioning the business for long-term profitable growth through a more disciplined product and channel segmentation approach, a shift in mix and assortment changes, which continue to weigh on the reporting unit’s financial results and resulted in a fair value that exceeded the carrying value by less than 10% at the time the analysis was performed. The decline in the fair value cushions of the Champion Europe and Australia reporting units was primarily driven by continued macroeconomic pressures impacting consumer spending which resulted in fair value cushions that exceeded their carrying values by less than 15% at the time the analysis was performed. As a result, the goodwill associated with these three reporting units was considered to be at a higher risk for future impairment if economic conditions worsen or reporting unit earnings and operating cash flows do not recover as currently estimated by management. As of September 30, 2023, the combined goodwill associated with these three reporting units was approximately $677,650.
The Company also completed its annual quantitative impairment analysis for certain indefinite-lived intangible assets during the quarter ended September 30, 2023. The analysis indicated that the indefinite-lived intangible assets had fair values that exceeded their carrying values by more than 20% at the time the analysis was performed.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Although the Company determined that no impairment existed for the Company's goodwill or indefinite-lived intangible assets as of September 30, 2023, these assets could be at risk for future impairment due to changes in the Company’s business or global economic conditions.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company reviews supplier terms and conditions on an ongoing basis and has negotiated payment term extensions in recent years in connection with its efforts to effectively manage working capital and improve cash flow. Separate from these payment term extension actions noted above, the Company and certain financial institutions facilitate voluntary supplier finance programs that enable participating suppliers the ability to request payment of their invoices from the financial institutions earlier than the terms stated in Company’s payment policy. The Company is not a party to the arrangements between the suppliers and the financial institutions and its obligations to suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ participation in the supplier finance programs. The Company’s payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. The Company has no economic interest in a supplier’s decision to participate in the supplier finance programs and has no financial impact in connection with the supplier finance programs. Accordingly, obligations under these programs continue to be trade payables and are not indicative of borrowing arrangements. As of September 30, 2023, the amounts due to suppliers participating in supplier finance programs totaled $191,889 and are included in the “Accounts Payable” line of the Condensed Consolidated Balance Sheets.
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
(3)    Assets and Liabilities Held for Sale
Total current assets and current liabilities classified as held for sale in the Condensed Consolidated Balance Sheets consist of the following:

	September 30, 2023	December 31, 2022	October 1, 2022
Total current assets held for sale - U.S. Sheer Hosiery business	$—	$13,327	$14,906

Total current liabilities held for sale - U.S. Sheer Hosiery business	$—	$13,327	$14,906
U.S. Sheer Hosiery Business - Continuing Operations
In the fourth quarter of 2021, the Company reached the decision to divest its U.S. Sheer Hosiery business, including the L’eggs brand, as part of its strategy to streamline its portfolio under its Full Potential transformation plan and determined that this business met held-for-sale accounting criteria. The Company recorded a non-cash charge in the fourth quarter of 2021 to record a valuation allowance against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal. In the quarter and nine months ended October 1, 2022, the Company recognized a non-cash loss of $4,310 and a non-cash gain of $6,558, respectively, which were reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations, to adjust the valuation allowance resulting primarily from changes in carrying value due to changes in working capital. The operations of the U.S. Sheer Hosiery business were reported in “Other” for all periods presented in Note “Business Segment Information”. The related assets and liabilities were presented as held for sale in the Condensed Consolidated Balance Sheets at December 31, 2022 and October 1, 2022.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company completed the sale of its U.S. Sheer Hosiery business to AllStar Hosiery LLC (“AllStar”), an affiliate of AllStar Marketing Group, LLC, on September 29, 2023 for $3,300 in total proceeds. Proceeds from the sale included cash of $1,300, which was reported in “Net cash from investing activities” in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and a receivable of $2,000, which will be paid by AllStar in two equal installments in six months and nine months after the date of sale and was reflected in the “Other current assets” line in the Condensed Consolidated Balance Sheets at September 30, 2023. In the quarter and nine months ended September 30, 2023, the Company recognized a gain of $1,558 and a loss, net of proceeds, of $3,641, respectively, which were reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations.
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
Upon meeting the criteria for held-for-sale classification in the first quarter of 2021 which qualified as a triggering event, the Company performed a full impairment analysis of the disposal group's indefinite-lived intangible assets and goodwill which resulted in a non-cash charge to impair certain indefinite-lived trademarks and license agreements as well as the full goodwill balance attributable to the European Innerwear business. Additionally, the Company recorded a valuation allowance against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal, resulting in a non-cash charge in the first quarter of 2021. In the nine months ended October 1, 2022, the Company recorded the final loss on the sale of the European Innerwear business of $373 as "Loss on sale of business and classification of assets held for sale" in the summarized discontinued operations financial information below primarily resulting from changes in working capital balances and foreign exchange rates.
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
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the European Innerwear business. Discontinued operations does not include any allocation of corporate overhead expense or interest expense. The key components from discontinued operations related to the European Innerwear business are as follows:

	Quarters Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$—	$—	$—	$101,314
Cost of sales	—	—	—	60,415
Gross profit	—	—	—	40,899
Selling, general and administrative expenses	—	—	—	54,689
Loss on sale of business and classification of assets held for sale	—	—	—	373
Operating loss	—	—	—	(14,163)
Other expenses	—	—	—	283
Interest expense, net	—	—	—	10
Loss from discontinued operations before income tax benefit	—	—	—	(14,456)
Income tax benefit	—	—	—	(18,421)
Net income from discontinued operations, net of tax	$—	$—	$—	$3,965
There were no assets and liabilities of discontinued operations classified as held for sale in the Condensed Consolidated Balance Sheets as of September 30, 2023, December 31, 2022 and October 1, 2022.
The cash flows related to discontinued operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows. The following table presents cash flow and non-cash information related to discontinued operations:

	Quarters Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Capital expenditures	$—	$—	$—	$715
Loss on sale of business and classification of assets held for sale	$—	$—	$—	$373
(4)    Revenue Recognition
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Quarters Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Third-party brick-and-mortar wholesale	$1,061,583	$1,200,636	$3,104,314	$3,356,547
Consumer-directed	449,723	470,105	1,235,382	1,403,817
Total net sales	$1,511,306	$1,670,741	$4,339,696	$4,760,364
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
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarters Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Basic weighted average shares outstanding	350,667	349,884	350,534	349,969
Effect of potentially dilutive securities:
Stock options	—	—	—	2
Restricted stock units	—	420	—	712
Employee stock purchase plan and other	—	12	—	8
Diluted weighted average shares outstanding	350,667	350,316	350,534	350,691
The following securities were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive:

	Quarters Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Stock options	250	250	250	250
Restricted stock units	4,592	1,646	4,343	1,252
Employee stock purchase plan and other	8	—	12	—
In the quarter and nine months ended September 30, 2023, all potentially dilutive securities were excluded from the diluted earnings per share calculation because the Company incurred a net loss for the quarter and nine months and their inclusion would be anti-dilutive.
On February 2, 2022, the Company’s Board of Directors approved a new share repurchase program for up to $600,000 of shares to be repurchased in open market transactions or privately negotiated transactions, subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which allows the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the Company, the Company’s directors and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. The new program replaced the Company’s previous share repurchase program for up to 40,000 shares that was originally approved on February 6, 2020. For the quarter and nine months ended September 30, 2023, the Company did not enter into any transactions to repurchase shares under the new program. For the quarter ended October 1, 2022, the Company did not enter into any transactions to repurchase shares under the new program. For the nine months ended October 1, 2022, the Company entered into transactions to repurchase 1,577 shares at a weighted average repurchase price of $15.84 per share under the new program. The shares were repurchased at a total cost of $25,018 including broker’s commissions of $31. The Company did not repurchase any shares under the previous share repurchase program during 2022 through the expiration of the program on February 2, 2022. At September 30, 2023, the remaining repurchase authorization under the current share repurchase program totaled $575,013.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(6)    Inventories
Inventories consisted of the following:

	September 30, 2023	December 31, 2022	October 1, 2022
Raw materials	$60,274	$69,279	$90,411
Work in process	84,515	107,904	118,573
Finished goods	1,371,990	1,802,489	1,927,330
	$1,516,779	$1,979,672	$2,136,314
(7)    Debt
Debt consisted of the following:

	Interest Rate as of September 30, 2023	Principal Amount		Maturity Date
		September 30, 2023	December 31, 2022
Senior Secured Credit Facility:
Revolving Loan Facility	9.75%	$60,500	$352,500	November 2026
Term Loan A	7.67%	950,000	975,000	November 2026
Term Loan B	9.07%	895,500	—	March 2030
9.000% Senior Notes	9.00%	600,000	—	February 2031
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	—	—	900,000	—
3.5% Senior Notes	—	—	535,275	—
Accounts Receivable Securitization Facility	6.79%	200,500	209,500	May 2024
		3,606,500	3,872,275
Less long-term debt issuance costs and debt discount		36,744	13,198
Less current maturities		259,500	247,000
		$3,310,256	$3,612,077
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
Senior Secured Credit Facility Amendments
In November 2022 and in February 2023, given the economic conditions and the associated potential impact on future earnings, the Company amended the credit agreement governing its Senior Secured Credit Facility to modify the financial covenants in order to avoid a potential covenant violation and to provide operating flexibility. The November 2022 and February 2023 amendments effected changes to certain provisions and covenants under the Senior Secured Credit Facility during the period beginning with the fiscal quarter ending December 31, 2022 and continuing through the fiscal quarter ending March 30, 2024 or such earlier date as the Company may elect (such period of time, the “Covenant Relief Period”), including: (a) an increase in the maximum consolidated net total leverage ratio to 5.25 to 1.00 for the quarter ending December 31, 2022, 6.75 to 1.00 for the quarter ending April 1, 2023, 7.25 to 1.00 for the quarter ending July 1, 2023, 6.75 to 1.00 for the quarter ending September 30, 2023, 5.25 to 1.00 for the quarter ending December 30, 2023, and 5.00 to 1.00 for the quarter ending March 30, 2024, and reverting back to 4.50 to 1.00 for each quarter after the Covenant Relief Period has ended; (b) a reduction of the minimum interest coverage ratio from 3.00 to 1.00 to 2.60 to 1.00 for the quarter ending December 31, 2022 and the quarter ending April 1, 2023, 2.00 to 1.00 for the quarters ending July 1, 2023, September 30, 2023 and December 30, 2023, and 2.50 to 1.00 for the quarter ending March 30, 2024, with an increase to 2.75 to 1.00 for each quarter after the Covenant Relief Period has ended; (c) suspension of restricted payments in connection with share repurchases; (d) suspension of restricted payments pursuant to the Company's leverage ratio-based and "Available Amount" restricted payments baskets; (e) a cap on annual dividend payments of $75,000, which will revert back to the greater of (x) $350,000 and (y) 8.0% of Total Tangible Assets after the Covenant Relief Period has ended; (f) suspension of the Company’s “Available Amount” basket for investments in foreign subsidiaries and other investments; (g) suspension of the 0.50 to 1.00 increase in the maximum permitted consolidated net total leverage ratio resulting from a material permitted acquisition; and (h) the addition of two new tiers to the top of the pricing grid if the maximum consolidated net total leverage ratio exceeds 5.00 to 1.00 and 5.50 to 1.00. In conjunction with the November 2022 Amendment, the Company transitioned the Senior Secured Credit Facility from LIBOR to SOFR with a 10 basis points credit spread adjustment already included in the Senior Secured Credit Facility. In addition, the February 2023 Amendment limited the Company's ability to incur incremental secured indebtedness during the Covenant Relief Period to $1,750,000, subject to compliance with the financial covenants.
Additionally, in November 2023, given the continuing uncertain economic environment and the associated potential impact on future earnings, the Company further amended the credit agreement governing its Senior Secured Credit Facility prior to any potential future covenant violation in order to modify the financial covenants and to provide greater strategic financial flexibility. The November 2023 amendment effects additional changes to certain provisions and covenants under the Senior Secured Credit Facility, including changes to certain covenants and provisions that were previously amended in November 2022 and February 2023, during the period beginning with the fiscal quarter ending December 30, 2023 and continuing through the fiscal quarter ending September 27, 2025, or such earlier date as the Company may elect (such period of time, the “Extended Covenant Relief Period”), including: (a) an extension of the original Covenant Relief Period from March 30, 2024 to September 27, 2025; (b) an increase in the maximum leverage ratio to 6.75 to 1.00 for the quarters ending December 30, 2023 and March 30, 2024, 6.63 to 1.00 for the quarters ending June 29, 2024 and September 28, 2024, 6.38 to 1.00 for the quarter ending December 28, 2024, 5.63 to 1.00 for the quarter ending March 29, 2025, 5.25 to 1.00 for the quarter ending June 28, 2025, and 5.00 to 1.00 for the quarter ending September 27, 2025, reverting back to 4.50 to 1.00 for each quarter after the Extended Covenant Relief Period has ended; and (c) a reduction of the minimum interest coverage ratio to 1.63 to 1.00 for the quarters ending December 30, 2023 through September 28, 2024, 1.75 to 1.00 for the quarter ending December 28, 2024, 2.00 to 1.00 for the quarter ending March 29, 2025, 2.25 to 1.00 for the quarter ending June 28, 2025, and 2.50 to 1.00 for the quarter ending September 27, 2025 and each quarter after the Extended Covenant Relief Period has ended. The November 2023 amendment also includes the following additional baskets and restrictions: (a) an additional basket for permitted asset sales of $60,000; (b) suspends the Company’s reinvestment rights with respect to net proceeds in respect of certain asset sales (including the additional asset sale basket described in (a) above) and casualty and condemnation events (requiring the Company to prepay the credit agreement term loan obligations with such net proceeds, subject to step-downs for such prepayment requirement based on the leverage ratio); (c) reduces the cap on the Company’s general lien basket from $165,000 to $85,000 during the Extended Covenant Relief Period; (d) reduces the maximum amount for incremental facilities secured by a lien to $100,000 during the Extended Covenant Relief Period; and (e) suspends the payment of annual dividends during the Extended Covenant Relief Period, which will revert back to the greater of (x) $350,000 and (y) 8.0% of Total

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Tangible Assets after the Extended Covenant Relief Period has ended. In addition, the November 2023 amendment increases the applicable interest rate margins and commitment fee rates based on the leverage ratio during the Extended Covenant Relief Period.
Other Debt Related Activity
As of September 30, 2023, the Company had $935,913 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account $60,500 of USD revolver loans and $3,587 of standby and trade letters of credit issued and outstanding under this facility.
The Company’s accounts receivable securitization facility (the “ARS Facility”) entered into in November 2007 was amended in June 2023. The amendment extended the maturity date to May 2024 with no change to the quarterly fluctuating facility limit. Additionally, the amendment created two pricing tiers based on a consolidated net total leverage ratio of 4.50 to 1.00. Borrowing availability under the ARS Facility is subject to a quarterly fluctuating facility limit ranging from $200,000 in the first and second quarters to $225,000 in the third and fourth quarters and permitted only to the extent that the face of the receivables in the collateral pool, net of applicable concentrations, reserves and other deductions, exceeds the outstanding loans. As of September 30, 2023, the quarterly fluctuating facility limit was $225,000, the maximum borrowing capacity was $200,891 and the Company had $391 of borrowing availability under the ARS Facility.
The Company had $35,994 of borrowing availability under other international credit facilities after taking into account outstanding borrowings and letters of credit outstanding under the applicable facilities at September 30, 2023.
As of September 30, 2023, the Company was in compliance with all financial covenants under its credit facilities and other outstanding indebtedness. Under the terms of its Senior Secured Credit Facility, among other financial and non-financial covenants, the Company is required to maintain a minimum interest coverage ratio and a maximum leverage ratio, each of which is defined in the Senior Secured Credit Facility. The method of calculating all the components used in the covenants is included in the Senior Secured Credit Facility.
(8)    Income Taxes
In the quarter ended September 30, 2023, income tax expense was $23,041 resulting in an effective income tax rate of (146.2)% and in the quarter ended October 1, 2022, income tax expense was $16,410 resulting in an effective income tax rate of 17.0%. In the nine months ended September 30, 2023, income tax expense was $51,541 resulting in an effective income tax rate of (116.8)% and in the nine months ended October 1, 2022, income tax expense was $58,775 resulting in an effective income tax rate of 17.0%. The Company's effective tax rate for the quarter and nine months ended September 30, 2023 primarily differs from the U.S. statutory rate due to valuation allowances against certain net deferred tax assets. Additionally, the Company had favorable discrete items of $3,355 and unfavorable discrete items of $3,860 for the quarter and nine months ended September 30, 2023, respectively, and unfavorable discrete items of $3,174 and $9,217 for the quarter and nine months ended October 1, 2022, respectively.
The Organization for Economic Co-operation and Development (the “OECD”), an international association of 38 countries including the U.S., has proposed changes to numerous long-standing tax principles, including a global minimum tax initiative. On December 12, 2022, the European Union member states agreed to implement the OECD’s Pillar 2 global corporate minimum tax rate of 15% on companies with revenues of at least $790,000, which would go into effect in 2024. Currently, South Korea, Japan, Mauritius and the United Kingdom are the only countries to enact legislation consistent with the rules, while other countries including Switzerland, Canada and Australia are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The Company will continue to monitor the developing laws.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(9)    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at July 1, 2023	$(236,672)	$5,605	$(429,227)	$146,119	$(514,175)
Amounts reclassified from accumulated other comprehensive loss	—	(1,818)	4,077	136	2,395
Current-period other comprehensive income (loss) activity	(53,517)	12,069	48	(1,917)	(43,317)
Total other comprehensive income (loss)	(53,517)	10,251	4,125	(1,781)	(40,922)

Balance at September 30, 2023	$(290,189)	$15,856	$(425,102)	$144,338	$(555,097)

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(228,803)	$8,709	$(437,353)	$145,439	$(512,008)
Amounts reclassified from accumulated other comprehensive loss	—	(7,887)	12,231	1,422	5,766
Current-period other comprehensive income (loss) activity	(61,386)	15,034	20	(2,523)	(48,855)
Total other comprehensive income (loss)	(61,386)	7,147	12,251	(1,101)	(43,089)

Balance at September 30, 2023	$(290,189)	$15,856	$(425,102)	$144,338	$(555,097)

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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Quarters Ended		Nine Months Ended
		September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Write-off of cumulative translation associated with sale of business	Income from discontinued operations, net of tax	$—	$—	$—	$13,473

Gain (loss) on forward foreign exchange contracts designated as cash flow hedges	Cost of sales	(79)	2,516	3,129	6,790
	Income tax	(137)	(730)	(1,304)	(2,008)
	Income from discontinued operations, net of tax	—	—	—	(232)
	Net of tax	(216)	1,786	1,825	4,550

Gain on interest rate contracts designated as cash flow hedges	Interest expense, net	1,897	—	3,204	—
	Income tax	—	—	—	—
	Net of tax	1,897	—	3,204	—

Gain (loss) on cross-currency swap contracts designated as cash flow hedges	Selling, general and administrative expenses	—	(18,764)	973	(47,118)
	Interest expense, net	—	(1,669)	581	(4,710)
	Income tax	—	3,474	—	8,811
	Net of tax	—	(16,959)	1,554	(43,017)

Amortization of deferred actuarial loss and prior service cost	Other expenses	(4,077)	(5,202)	(12,231)	(15,608)
	Income tax	1	1,365	(118)	4,102
Pension activity associated with sale of business	Income from discontinued operations, net of tax	—	—	—	(460)
	Net of tax	(4,076)	(3,837)	(12,349)	(11,966)

Total reclassifications		$(2,395)	$(19,010)	$(5,766)	$(36,960)
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Hedge Type	September 30, 2023	December 31, 2022
U.S. dollar equivalent notional amount of derivative instruments:
Forward foreign exchange contracts	Cash Flow and Mark to Market	$291,729	$397,908
Interest rate contracts	Cash Flow	$900,000	$—
Cross-currency swap contracts	Cash Flow	$—	$352,920
Cross-currency swap contracts	Net Investment	$—	$335,940
Fair Values of Derivative Instruments
The fair values of derivative instruments related to forward foreign exchange contracts, cross-currency swap contracts and interest rate contracts recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	$5,815	$1,892
Interest rate contracts	Other current assets	22	—
Cross-currency swap contracts	Other current assets	—	1,033
Forward foreign exchange contracts	Other noncurrent assets	1,291	110
Interest rate contracts	Other noncurrent assets	7,147	—
Cross-currency swap contracts	Other noncurrent assets	—	16,477
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	4,976	5,402
Total derivative assets		19,251	24,914

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(29)	(1,263)
Cross-currency swap contracts	Accrued liabilities	—	(252)
Forward foreign exchange contracts	Other noncurrent liabilities	—	(178)
Cross-currency swap contracts	Other noncurrent liabilities	—	(27,753)
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(356)	(4,841)
Total derivative liabilities		(385)	(34,287)

Net derivative asset (liability)		$18,866	$(9,373)
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
On April 1, 2021, in connection with a reduction in the amount of the 3.5% Senior Notes designated in the European net investment hedge discussed below, the Company entered into three pay-fixed rate, receive-fixed rate cross-currency swap contracts with a total notional amount of €300,000. The Company designated these cross-currency swap contracts to hedge the undesignated portion of the foreign currency cash flow exposure related to the Company’s 3.5% Senior Notes. These cross-currency swap contracts swapped Euro-denominated interest payments for U.S. dollar-denominated interest payments, thereby economically converting €300,000 of the Company’s €500,000 fixed-rate 3.5% Senior Notes to a fixed-rate 4.7945% USD-denominated obligation. In February 2023, in connection with the redemption of the 3.5% Senior Notes, the Company unwound these cross-currency swap contracts, which had an original maturity date of June 15, 2024. The Company paid $30,935 to settle the cross-currency swap contracts, which was reported in “Net cash from operating activities” in the Condensed Consolidated Statements of Cash Flows. The remaining gain in AOCI of $1,254 was released into earnings at the time of settlement and is

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
recorded in the “Interest expense, net” line in the Condensed Consolidated Statements of Operations. The Company had no cross-currency swap contracts designated as cash flow hedges as of September 30, 2023.
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
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately $15,583. The Company is hedging exposure to the variability in future foreign currency-denominated cash flows for forecasted transactions over the next 16 months and the variability in future interest payments on debt over the next 30 months.
The effect of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
	Quarters Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Forward foreign exchange contracts	$6,541	$4,828	$7,547	$14,321
Interest rate contracts	5,528	—	10,352	—
Cross-currency swap contracts	—	(19,159)	(2,865)	(44,981)
Total	$12,069	$(14,331)	$15,034	$(30,660)

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Quarters Ended		Nine Months Ended
		September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Forward foreign exchange contracts(1)	Cost of sales	$(79)	$2,516	$3,129	$6,790
Forward foreign exchange contracts(1)	Income from discontinued operations, net of tax	—	—	—	(307)
Interest rate contracts	Interest expense, net	1,897	—	3,204	—
Cross-currency swap contracts(1)	Selling, general and administrative expenses	—	(18,764)	973	(47,118)
Cross-currency swap contracts(1)	Interest expense, net	—	(1,669)	581	(4,710)
Total		$1,818	$(17,917)	$7,887	$(45,345)

(1)The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value.
The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded:

	Quarters Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Cost of sales	$1,040,995	$1,107,889	$2,936,955	$3,041,233
Selling, general and administrative expenses	$404,349	$421,408	$1,210,056	$1,259,921
Interest expense, net	$72,609	$41,721	$205,666	$107,408
Income from discontinued operations, net of tax	$—	$—	$—	$3,965

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
In July 2019, the Company also designated the full amount of its 3.5% Senior Notes with a carrying value of €500,000, which was a nonderivative financial instrument, as a hedge of a portion of the beginning balance of the Company’s European net investment. As of April 1, 2021, the Company reduced the amount of its 3.5% Senior Notes designated in the European net investment hedge from €500,000 to €200,000. As of December 31, 2022, the U.S. dollar equivalent carrying value of Euro-denominated long-term debt designated as a partial European net investment hedge was $214,110. In February 2023, in connection with the redemption of the 3.5% Senior Notes, the Company de-designated the remainder of the 3.5% Senior Notes in the European net investment hedge and unwound these cross-currency swap contracts. The Company received $18,942 to settle the cross-currency swap contracts, which was reported in “Net cash from investing activities” in the Condensed Consolidated Statements of Cash Flows. There was a cumulative gain of $5,525 from the designated portion of the 3.5% Senior Notes and a cumulative gain of $19,001 from the cross-currency swap contracts that will remain in cumulative translation adjustment, a component of AOCI, until the net investment in the Company’s EUR-functional subsidiaries is sold, liquidated, or substantially liquidated. The Company had no derivative or nonderivative financial instruments designated as net investment hedges as of September 30, 2023.
The amount of after-tax gains (losses) included in AOCI in the Condensed Consolidated Balance Sheets related to derivative instruments and nonderivative financial instruments designated as net investment hedges are as follows:

	Amount of Gain (Loss) Recognized in AOCI
	Quarters Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Euro-denominated long-term debt	$—	$9,109	$(469)	$22,872
Cross-currency swap contracts	—	13,383	531	29,460
Total	$—	$22,492	$62	$52,332
The effect of derivative and non-derivative instruments designated as net investment hedges on the Condensed Consolidated Statements of Operations are as follows:

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Quarters Ended		Nine Months Ended
		September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Euro-denominated long-term debt	Income from discontinued operations, net of tax	$—	$—	$—	$(13,348)
Cross-currency swap contracts	Income from discontinued operations, net of tax	—	—	—	(2,505)
Cross-currency swap contracts (amounts excluded from effectiveness testing)	Interest expense, net	—	2,209	960	6,449
Total		$—	$2,209	$960	$(9,404)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of net investment hedges are recorded:

	Quarters Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Income from discontinued operations, net of tax	$—	$—	$—	$3,965
Interest expense, net (amounts excluded from effectiveness testing)	$72,609	$41,721	$205,666	$107,408
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
The effect of derivative instruments not designated as hedges on the Condensed Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Quarters Ended		Nine Months Ended
		September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Forward foreign exchange contracts	Cost of sales	$4,196	$(1,602)	$2,921	$1,037
Forward foreign exchange contracts	Selling, general and administrative expenses	—	41	222	(145)
Total		$4,196	$(1,561)	$3,143	$892
(11)    Fair Value of Assets and Liabilities
As of September 30, 2023 and December 31, 2022, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments and deferred compensation plan liabilities. The fair values of forward foreign exchange derivative contracts are determined using the cash flows of the forward contracts, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair values of cross-currency swap and interest rate derivative contracts are determined using the cash flows of the contracts, discount rates to account for the passage of time, current foreign exchange and interest rate market data and credit risk, which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plan liabilities is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value or disclosed on a quarterly recurring basis.
There were no changes during the quarter and nine months ended September 30, 2023 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of and during the quarter and nine months ended September 30, 2023, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis or non-recurring basis.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of September 30, 2023
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$12,082	$—	$12,082	$—
Interest rate contracts - assets	7,169	—	7,169	—
Forward foreign exchange contracts - liabilities	(385)	—	(385)	—
Total derivative contracts	18,866	—	18,866	—
Deferred compensation plan liability	(14,876)	—	(14,876)	—
Total	$3,990	$—	$3,990	$—

	Assets (Liabilities) at Fair Value as of December 31, 2022
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$7,404	$—	$7,404	$—
Cross-currency swap contracts - assets	17,510	—	17,510	—
Forward foreign exchange contracts - liabilities	(6,282)	—	(6,282)	—
Cross-currency swap contracts - liabilities	(28,005)	—	(28,005)	—
Total derivative contracts	(9,373)	—	(9,373)	—
Deferred compensation plan liability	(16,096)	—	(16,096)	—
Total	$(25,469)	$—	$(25,469)	$—
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximated fair value as of September 30, 2023 and December 31, 2022. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $51,089 and $52,023 as of September 30, 2023 and December 31, 2022, respectively. The fair value of debt, which is classified as a Level 2 liability, was $3,488,327 and $3,697,856 as of September 30, 2023 and December 31, 2022, respectively. Debt had a carrying value of $3,606,500 and $3,872,275 as of September 30, 2023 and December 31, 2022, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions.
(12)    Business Segment Information
The Company’s operations are managed and reported in three operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear and International. These segments are organized principally by product category and geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. Other consists of the Company’s U.S.-based outlet stores, U.S. Sheer Hosiery business and certain sales from its supply chain and transitional services with the European Innerwear business which was sold on March 5, 2022. In the fourth quarter of 2021, the Company reached the decision to divest its U.S. Sheer Hosiery business, including the L’eggs brand, as part of its strategy to streamline its portfolio under its Full Potential transformation plan and completed the sale to AllStar on September 29, 2023. See Note “Assets and Liabilities Held for Sale” for additional information regarding the U.S. Sheer Hosiery business and the sale of the European Innerwear business.

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
•Activewear includes sales in the United States of branded activewear and outerwear products that are primarily seasonal in nature to both retailers and wholesalers, as well as licensed sports apparel and licensed logo apparel.
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

	Quarters Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales:
Innerwear	$622,567	$625,082	$1,881,452	$1,889,807
Activewear	383,600	461,043	966,089	1,178,380
International	440,923	502,066	1,311,509	1,436,384
Other	64,216	82,550	180,646	255,793
Total net sales	$1,511,306	$1,670,741	$4,339,696	$4,760,364

	Quarters Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Segment operating profit:
Innerwear	$108,970	$99,797	$305,546	$343,602
Activewear	24,853	53,491	31,740	125,332
International	56,130	69,890	140,060	215,281
Other	3,351	4,839	(5,479)	9,501
Total segment operating profit	193,304	228,017	471,867	693,716
Items not included in segment operating profit:
General corporate expenses	(42,680)	(52,639)	(155,595)	(174,707)
Restructuring and other action-related charges	(77,071)	(26,451)	(101,253)	(37,633)
Amortization of intangibles	(7,591)	(7,483)	(22,334)	(22,166)
Total operating profit	65,962	141,444	192,685	459,210
Other expenses	(9,111)	(3,212)	(31,145)	(6,088)
Interest expense, net	(72,609)	(41,721)	(205,666)	(107,408)
Income (loss) from continuing operations before income tax expense	$(15,758)	$96,511	$(44,126)	$345,714

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company incurred restructuring and other action-related charges that were reported in the following lines in the Condensed Consolidated Statements of Operations:

	Quarters Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Cost of sales	$65,634	$13,102	$70,409	$14,133
Selling, general and administrative expenses	11,437	13,349	30,844	23,500
Total included in operating profit	77,071	26,451	101,253	37,633
Other expenses	—	—	8,350	—
Interest expense, net	—	—	(1,254)	—
Total included in income (loss) from continuing operations before income tax expense	77,071	26,451	108,349	37,633
Income tax expense	4,263	4,493	4,263	6,394
Total restructuring and other action-related charges	$72,808	$21,958	$104,086	$31,239

The components of restructuring and other action-related charges were as follows:

	Quarters Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Global Champion performance plan	$73,735	$—	$73,735	$—
Full Potential transformation plan:
Technology	1,013	2,622	8,296	9,052
Supply chain segmentation	660	13,298	5,435	14,587
Headcount actions and related severance	2,531	(18)	5,376	(1,112)
Professional services	165	6,020	3,813	21,014
(Gain) loss on sale of business and classification of assets held for sale	(1,558)	4,310	3,641	(6,558)
Other	525	219	957	650
Total Full Potential transformation plan	3,336	26,451	27,518	37,633
Total included in operating profit	77,071	26,451	101,253	37,633
Loss on extinguishment of debt included in other expenses	—	—	8,466	—
Gain on final settlement of cross currency swap contracts included in other expenses	—	—	(116)	—
Gain on final settlement of cross currency swap contracts included in interest expense, net	—	—	(1,254)	—
Total included in income (loss) from continuing operations before income tax expense	77,071	26,451	108,349	37,633
Discrete tax benefits	4,263	—	4,263	—
Tax effect on actions	—	4,493	—	6,394
Total benefit included in income tax expense	4,263	4,493	4,263	6,394
Total restructuring and other action-related charges	$72,808	$21,958	$104,086	$31,239

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
In the quarter and nine months ended September 30, 2023, restructuring and other action-related charges within operating profit included $73,735 of charges associated with the Company’s global Champion performance plan. The global Champion performance plan includes actions and related charges regarding the Company’s accelerated and enhanced strategic initiatives to further streamline the operations and position the brand for long term profitable growth and the evaluation of strategic alternatives for the global Champion business. The charges in the quarter and nine months ended September 30, 2023 included $59,432 of inventory write-downs related to the execution of the channel, mix and product segmentation strategy including the exit of discontinued programs, which are reflected in the “Cost of Sales” line in the Condensed Consolidated Statements of Operations. These charges also include $14,303 related to supply chain segmentation, store closures, severance and other costs, of which $4,673 are reflected in the “Cost of Sales” line in the Condensed Consolidated Statements of Operations and $9,630 are reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations.
Restructuring and other action-related charges within operating profit also included $3,336 and $26,451 of charges related to the implementation of the Company’s Full Potential transformation plan in the quarters ended September 30, 2023 and October 1, 2022, respectively. Full Potential transformation plan charges in the quarter ended September 30, 2023 included a gain of $1,558 which is reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations, resulting from the sale of the Company’s U.S. Sheer Hosiery business to AllStar on September 29, 2023. Full Potential transformation plan charges in the quarter ended October 1, 2022 included a non-cash loss of $4,310, which is reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations, to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting primarily from changes in carrying value due to changes in working capital. See Note “Assets and Liabilities Held for Sale” for additional information regarding the U.S. Sheer Hosiery business. Full potential transformation plan charges in the quarters ended September 30, 2023 and October 1, 2022 also included charges of $660 and $13,298, respectively, which are reflected in the “Cost of Sales” line in the Condensed Consolidated Statements of Operations, related to supply chain segmentation charges to restructure and position the Company’s manufacturing network to align with its Full potential transformation plan demand trends.
Restructuring and other action-related charges within operating profit included $27,518 and $37,633 of charges related to the implementation of the Company’s Full Potential transformation plan in the nine months ended September 30, 2023 and October 1, 2022, respectively. Full Potential transformation plan charges in the nine months ended September 30, 2023 included a loss, net of proceeds, of $3,641, which is reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations, resulting from the sale of the Company’s U.S. Sheer Hosiery business to AllStar on September 29, 2023 and to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting primarily from changes in carrying value due to changes in working capital. Full Potential transformation plan charges in the nine months ended October 1, 2022 included a non-cash gain of $6,558, which is reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations, to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting primarily from changes in carrying value due to changes in working capital. See Note “Assets and Liabilities Held for Sale” for additional information regarding the U.S. Sheer Hosiery business. Full potential transformation plan charges in the nine months ended September 30, 2023 and October 1, 2022 also included charges of $5,435 and $14,587, respectively, which are reflected in the “Cost of Sales” line in the Condensed Consolidated Statements of Operations, related to supply chain segmentation charges to restructure and position the Company’s manufacturing network to align with its Full potential transformation plan demand trends.
The remaining Full Potential transformation plan restructuring and other action-related charges within operating profit include technology charges which relate to the implementation of the Company’s technology modernization initiative including the implementation of a global enterprise resource planning platform, charges for professional services primarily including consulting and advisory services related to the implementation of the Full Potential transformation plan and charges related to headcount actions and related severance resulting from operating model initiatives.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
In the nine months ended September 30, 2023, the Company recorded a charge of $8,466 in restructuring and other action-related charges related to the redemption of its 4.625% Senior Notes and 3.5% Senior Notes. The charge, which is recorded in the “Other expenses” line in the Condensed Consolidated Statements of Operations, included a payment of $4,632 for a required make-whole premium related to the redemption of the 3.5% Senior Notes and a non-cash charge of $3,834 for the write-off of unamortized debt issuance costs related to the redemption of the 4.625% Senior Notes and the 3.5% Senior Notes. See Note “Debt” for additional information. Additionally, in the nine months ended September 30, 2023, in connection with the redemption of the 3.5% Senior Notes, the Company unwound the related cross-currency swap contracts previously designated as cash flow hedges and the remaining gain in AOCI of $1,254 was released into earnings at the time of settlement which is recorded in the “Interest expense, net” line in the Condensed Consolidated Statements of Operations. See Note “Financial Instruments” for additional information.
Restructuring and other action-related charges in the quarter and nine months ended September 30, 2023 included discrete tax benefits representing an adjustment to non-cash reserves established at December 31, 2022 related to deferred taxes established for Swiss statutory impairments, which are not indicative of the Company’s core operations. In the quarter and nine months ended October 1, 2022, restructuring and other action-related charges included the tax effect on actions, which represents the applicable effective tax rate on the restructuring and other action-related charges based on the jurisdiction of where the charges were incurred.
At December 31, 2022, the Company had an accrual of $16,170 for expected benefit payments related to actions taken in prior years. During the nine months ended September 30, 2023, the Company approved actions to align the Company’s workforce and manufacturing and distribution network with its Full Potential transformation plan initiatives and actions related to the Company’s global Champion performance plan resulting in charges of $12,669 for employee termination and other benefits for employees affected by the actions. These charges in the nine months ended September 30, 2023 included $3,632 in the “Cost of sales” line in the Condensed Consolidated Statements of Operations that are reflected in the “Supply chain segmentation” and the “Global Champion performance plan” lines in the restructuring and other action-related charges table above and $9,037 in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations that are reflected in the “Headcount actions and related severance” and the “Global Champion performance plan” lines in the restructuring and other action-related charges table above. During the nine months ended September 30, 2023, the Company made benefit payments and other adjustments of $13,319, resulting in an ending accrual of $15,520 which is included in the “Accrued liabilities” line of the Condensed Consolidated Balance Sheets at September 30, 2023.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated interim financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2022, which were included in our Annual Report on Form 10-K filed with the SEC. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for the full year or future periods, and our actual results may differ materially from those expressed in or implied by the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022. In particular, among others, statements with respect to trends associated with our business, our multi-year growth strategy (“Full Potential transformation plan”), our strategic review process for Champion, our expectations regarding the impacts of the ransomware attack announced May 31, 2022, future intangible assets or goodwill impairment due to changes in our business and our future financial performance included in this MD&A include forward-looking statements.
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
Our operations are managed and reported in three operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear and International. These segments are organized principally by product category and geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. Other consists of our U.S.-based outlet stores, U.S. Sheer Hosiery business and certain sales from our supply chain to the European Innerwear business. We completed the sale of our U.S. Sheer Hosiery business to AllStar Hosiery LLC (“AllStar”), an affiliate of AllStar Marketing Group, LLC, on September 29, 2023 and as previously disclosed, we completed the sale of the European Innerwear business on March 5, 2022.
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
We announced in September of 2023 that our Board of Directors and executive leadership team, with the assistance of financial and legal advisors, are undertaking an evaluation of strategic alternatives for the global Champion business. As part of this process, the Board of Directors will consider a broad range of alternatives to maximize shareholder value, including, among others, a potential sale or other strategic transaction, as well as continuing to operate the business as part of the Company. There can be no assurance that our assessment process for the global Champion business will result in the Company pursuing any particular transaction or other strategic outcome regarding Champion. We have not set a timetable for completion of this process and may suspend or terminate the review at any time. We do not intend to make any further announcements regarding the evaluation of strategic alternatives for the global Champion business unless and until we determine that further disclosure is appropriate or necessary.
In connection with this process, we continued to make significant structural improvements through a global Champion performance plan that is comprised of an accelerated and enhanced channel, mix and product segmentation strategy geared toward improving Champion’s brand position, regaining momentum and positioning the business for long-term profitable growth and the evaluation of strategic alternatives for the global Champion business.
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
In addition, in the fourth quarter of 2021, we reached the decision to divest our U.S. Sheer Hosiery business, including the L’eggs brand, as part of our strategy to streamline our portfolio under our Full Potential transformation plan and determined that this business met held-for-sale accounting criteria. We completed the sale of our U.S. Sheer Hosiery business to AllStar on September 29, 2023 for approximately $3 million in total proceeds. The related assets and liabilities were presented as held for sale in the Condensed Consolidated Balance Sheets at December 31, 2022 and October 1, 2022. The operations of our U.S. Sheer Hosiery business were reported in “Other” for all periods presented in Note “Business Segment Information” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q. See Note “Assets and Liabilities Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
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
During the third quarter of 2023, we recognized a benefit related to business interruption insurance proceeds of approximately $18 million, of which $15 million was received during the quarter. During the nine months of 2023, we recognized a benefit related to business interruption insurance proceeds of approximately $24 million, of which approximately $21 million was received during the nine months of 2023. The remaining receivable for the expected final payment was recognized in the “Other current assets” line in the Condensed Consolidated Balance Sheets at September 30, 2023 and was received in October 2023. The business interruption insurance proceeds received were primarily related to the recovery of lost profit from business interruptions. We recognized a benefit of approximately $18 million and $23 million, respectively, for the business interruption insurance proceeds in the “Cost of sales” line of the Condensed Consolidated Statements of Operations during the third quarter and nine months of 2023. We recognized a benefit of approximately $1 million for the reimbursement of costs related primarily to legal fees in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations during the nine months of 2023.
During the third quarter and nine months of 2022, we incurred costs of approximately $1 million and $16 million, net of expected insurance recoveries, respectively, related to the ransomware attack. The costs, net of expected insurance recoveries, incurred during the third quarter of 2022 primarily related to information technology and legal fees and are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations. The costs incurred during the nine months of 2022 included approximately $14 million primarily related to supply chain disruptions, which are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Operations and approximately $2 million, net of expected insurance recoveries, primarily related to information technology, legal and consulting fees, which are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations.
Although we expect to incur minimal costs, primarily for legal fees, related to the ransomware attack, we cannot determine, at this time, the full extent of any proceedings or additional costs or expenses related to the security event or whether such impact will ultimately have a material adverse effect.
Goodwill and Indefinite-lived Intangible Assets
Goodwill and indefinite-lived intangible assets are evaluated for impairment at least annually as of the first day of the third quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value. In connection with the annual impairment analysis, we perform a quantitative assessment utilizing an income approach to estimate the fair values of our reporting units and certain indefinite-lived intangible assets. The most significant assumptions used to estimate the fair values of the reporting units and certain indefinite-lived intangible assets include the weighted average cost of capital, revenue growth rate, terminal growth rate and operating profit margin.
During the third quarter of 2023, we completed our annual quantitative impairment analysis for each reporting unit and the respective goodwill balances. While the analysis indicated that all reporting units had fair values that exceeded their carrying values, we noted meaningful declines in the fair value cushion above the carrying value for three reporting units. The decline in the U.S. Activewear reporting unit fair value cushion was driven by the continued challenging activewear market dynamics and the impact of continued strategic actions geared toward improving Champion’s brand position, regaining momentum and positioning the business for long-term profitable growth through a more disciplined product and channel segmentation approach, a shift in mix and assortment changes, which continue to weigh on the reporting unit’s financial results and resulted in a fair value that exceeded the carrying value by less than 10% at the time the analysis was performed. The decline in the fair value cushions of the Champion Europe and Australia reporting units was primarily driven by continued macroeconomic pressures impacting consumer spending which resulted in fair value cushions that exceeded their carrying values by less than 15% at the time the analysis was performed. As a result, the goodwill associated with these three reporting units was considered to be at a higher risk for future impairment if economic conditions worsen or reporting unit earnings and operating cash flows do not recover as currently estimated by management. As of September 30, 2023, the combined goodwill associated with these three reporting units was approximately $678 million.
We also completed our annual quantitative impairment analysis for certain indefinite-lived intangible assets during the third quarter of 2023. The analysis indicated that the indefinite-lived intangible assets had fair values that exceeded their carrying values by more than 20% at the time the analysis was performed.
Although we determined that no impairment existed for our goodwill or indefinite-lived intangible assets as of September 30, 2023, these assets could be at risk for future impairment due to changes in our business or global economic conditions.

Financing Arrangements
In November 2023, given the continuing uncertain economic environment and the associated potential impact on future earnings, we amended the credit agreement governing our Senior Secured Credit Facility prior to any potential future covenant violation in order to modify the financial covenants and to provide greater strategic financial flexibility. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
In June 2023, we amended the ARS Facility. This amendment extended the maturity date to May 2024 with no change to the quarterly fluctuating facility limit, which was $225 million as of September 30, 2023. Additionally, the amendment created two pricing tiers based on a consolidated net total leverage ratio of 4.50 to 1.00. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
In February and March of 2023, we refinanced our debt structure to provide greater near-term financial flexibility given the uncertainty within the current macroeconomic environment. The refinancing consisted of entering into a new senior secured term loan B facility in an aggregate principal amount of $900 million due in 2030 (the “Term Loan B”), issuing $600 million aggregate principal amount of 9.000% senior unsecured notes due in 2031 (the “9.000% Senior Notes”) and redeeming our 4.625% senior notes due in May 2024 (the “4.625% Senior Notes”) and our 3.5% senior notes due in June 2024 (the “3.5% Senior Notes”). Additionally, in November 2022 and in February 2023, given the economic conditions and the associated potential impact on future earnings, we amended the credit agreement governing our Senior Secured Credit Facility to modify the financial covenants in order to avoid a potential covenant violation and to provide operating flexibility. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
Impact of the Macroeconomic Pressures on Our Business
The macroeconomic pressures caused by the lingering effects from the COVID-19 pandemic continue to impact our business operations and financial results, as described in more detail under “Condensed Consolidated Results of Operations - Third Quarter Ended September 30, 2023 Compared with Third Quarter Ended October 1, 2022” and “Condensed Consolidated Results of Operations - Nine Months Ended September 30, 2023 Compared with Nine Months Ended October 1, 2022” below, primarily through reduced traffic and closures of Company-operated and third-party retail locations in certain markets, global supply chain disruptions and higher levels of inflation due to factory disruptions, port congestion, transportation delays as well as labor and container shortages, which resulted in higher operating costs causing pressure on our gross and operating profit. At the height of the global supply chain disruptions in 2022, we experienced delayed inventory orders which, in turn, resulted in the inability to fulfill certain customer orders and decreased product availability in our Company-owned stores and e-commerce sites which negatively impacted our net revenues and increased net inventory levels. We took aggressive measures in 2022 to focus on reducing inventory units, including manufacturing time-out costs which reduced our inventory units by 6% at the end of 2022 compared to 2021. Gross and operating margin pressure continued in the first half of fiscal 2023 as we continued to sell through our higher-cost inventory. We expect segment gross and operating margin pressure to ease in the second half of 2023 as lower cost inventory currently being produced is sold and we anniversary the manufacturing time-out costs related to our inventory reduction initiatives in 2022. The future impact of the macroeconomic pressures, including the COVID-19 pandemic, supply chain disruptions, inflation and higher interest rates, remain highly uncertain, and our business and results of operations, including our net revenues, earnings and cash flows, could continue to be adversely impacted.
Outlook for 2023
We estimate our 2023 guidance as follows:
•Net sales of approximately $5.70 billion, net of approximately $65 million of unfavorable foreign currency exchange impact;
•Operating profit of approximately $309 million, net of approximately $10 million of unfavorable foreign currency exchange impact;
•Pretax restructuring and other action-related charges totaling $123 million including Full Potential transformation plan-related charges of approximately $31 million and global Champion performance plan-related charges of approximately $85 million, both included in operating profit, and refinancing charges of approximately $7 million included in interest and other expenses;
•Interest expense and other expenses of approximately $317 million combined;
•Tax expense from continuing operations of approximately $71 million;
•Diluted loss per share from continuing operations of approximately $(0.22);
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
Key Financial Results from the Third Quarter Ended September 30, 2023
Key financial results are as follows:
•Total net sales in the third quarter of 2023 were $1.51 billion, compared with $1.67 billion in the same period of 2022, representing a 10% decrease.
•Operating profit decreased 53% to $66 million in the third quarter of 2023, compared with $141 million in the same period of 2022. As a percentage of sales, operating profit was 4.4% in the third quarter of 2023 compared to 8.5% in the same period of 2022.
•Diluted loss per share from continuing operations was $(0.11) in the third quarter of 2023 compared with diluted earnings per share from continuing operations of $0.23 in the same period of 2022.

Condensed Consolidated Results of Operations — Third Quarter Ended September 30, 2023 Compared with Third Quarter Ended October 1, 2022

	Quarters Ended
	September 30, 2023	October 1, 2022	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,511,306	$1,670,741	$(159,435)	(9.5)%
Cost of sales	1,040,995	1,107,889	(66,894)	(6.0)
Gross profit	470,311	562,852	(92,541)	(16.4)
Selling, general and administrative expenses	404,349	421,408	(17,059)	(4.0)
Operating profit	65,962	141,444	(75,482)	(53.4)
Other expenses	9,111	3,212	5,899	183.7
Interest expense, net	72,609	41,721	30,888	74.0
Income (loss) from continuing operations before income tax expense	(15,758)	96,511	(112,269)	(116.3)
Income tax expense	23,041	16,410	6,631	40.4
Income (loss) from continuing operations	(38,799)	80,101	(118,900)	(148.4)
Income from discontinued operations, net of tax	—	—	—	NM
Net income (loss)	$(38,799)	$80,101	$(118,900)	(148.4)%
Net Sales
Net sales decreased 10% during the third quarter of 2023 compared to the third quarter of 2022 primarily due to the decline in U.S. Activewear, the continued macro-driven slowdown impacting consumer spending in our international businesses and the unfavorable impact from foreign currency exchange rates in our International business of approximately $4 million partially offset by growth from product innovation and the impact of prior year business disruption caused by the ransomware attack on the business in the second quarter of 2022.
Operating Profit
Operating profit as a percentage of net sales was 4.4% during the third quarter of 2023, representing a decrease from 8.5% in the third quarter of 2022. The operating margin decline resulted from approximately 150 basis points of unfavorable sales mix and approximately 135 net basis points of commodity and ocean freight cost inflation partially offset by approximately 120 basis points from the recovery of the business interruption insurance claim received during the current quarter related to the ransomware attack which occurred in the second quarter of 2022 and approximately 110 basis points related to manufacturing time-out costs associated with our inventory reduction actions taken in the third quarter of 2022. Included in operating profit were restructuring and other action-related charges of $77 million in the third quarter of 2023, primarily related to our global Champion performance plan, and $26 million in the third quarter of 2022, related to the implementation of our Full Potential transformation plan, which resulted in a decline in operating margin of approximately 350 basis points.
Other Highlights
Other Expenses – Other expenses increased $6 million in the third quarter of 2023 compared to the third quarter of 2022 primarily due to higher funding fees for sales of accounts receivable to financial institutions and higher pension expense in 2023.
Interest Expense – Interest expense was higher by $31 million in the third quarter of 2023 compared to the third quarter of 2022 primarily due to a higher weighted average interest rate on our borrowings during the third quarter of 2023 compared to the third quarter of 2022. Our weighted average interest rate on our outstanding debt was 7.45% for the third quarter of 2023 compared to 4.08% for the third quarter of 2022.
Income Tax Expense – In the third quarter of 2023, income tax expense was $23 million, resulting in an effective income tax rate of (146.2)% and in the third quarter of 2022, income tax expense was $16 million, resulting in an effective income tax rate of 17.0%. Our effective tax rate for the third quarter of 2023 primarily differs from the U.S. statutory rate due to valuation allowances against certain net deferred tax assets. Additionally, we had favorable discrete items of $3 million in the third quarter of 2023 and unfavorable discrete items of approximately $3 million in the third quarter of 2022.

Operating Results by Business Segment — Third Quarter Ended September 30, 2023 Compared with Third Quarter Ended October 1, 2022

	Net Sales
	Quarters Ended
	September 30, 2023	October 1, 2022	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$622,567	$625,082	$(2,515)	(0.4)%
Activewear	383,600	461,043	(77,443)	(16.8)
International	440,923	502,066	(61,143)	(12.2)
Other	64,216	82,550	(18,334)	(22.2)
Total	$1,511,306	$1,670,741	$(159,435)	(9.5)%

	Operating Profit and Margin
	Quarters Ended
	September 30, 2023		October 1, 2022		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$108,970	17.5%	$99,797	16.0%	$9,173	9.2%
Activewear	24,853	6.5	53,491	11.6	(28,638)	(53.5)
International	56,130	12.7	69,890	13.9	(13,760)	(19.7)
Other	3,351	5.2	4,839	5.9	(1,488)	(30.8)
Corporate	(127,342)	NM	(86,573)	NM	(40,769)	47.1
Total	$65,962	4.4%	$141,444	8.5%	$(75,482)	(53.4)%
Innerwear
Innerwear net sales decreased slightly compared to the third quarter of 2022 primarily due to softer point-of-sale trends stemming from the macroeconomic pressures partially offset by growth from product innovation.
Innerwear operating margin was 17.5%, an increase from 16.0% in the third quarter of 2022. The operating margin increase primarily resulted from approximately 220 basis points related to manufacturing time-out costs associated with our inventory reduction actions taken in the third quarter of 2022 partially offset by approximately 45 basis points of unfavorable product mix and approximately 20 net basis points of commodity and ocean freight cost inflation. Unfavorable product mix was driven by higher sales in our lower margin categories such as socks and kids underwear.
Activewear
Activewear net sales decreased 17% compared to the third quarter of 2022 driven by the continued slowdown in consumer spending in the U.S. activewear category, which resulted in softer point-of-sale trends and excess channel inventory, as well as the short-term impact from continued strategic actions within Champion in the U.S taken to strengthen the brand and position Champion for long-term profitable growth, including a more disciplined product and channel segmentation approach, a shift in mix, and assortment changes.
Activewear operating margin was 6.5%, a decrease from 11.6% in the third quarter of 2022. The operating margin decline primarily resulted from approximately 455 basis points of unfavorable business mix from lower royalty income and unfavorable channel mix within Champion and approximately 370 basis points of commodity and ocean freight cost inflation partially offset by approximately 90 basis points from pricing actions taken during 2022, approximately 100 basis points from lower inventory reserves as compared to last year and approximately 85 basis points related to manufacturing time-out costs associated with our inventory reduction actions taken in the third quarter of 2022.
International
Net sales in the International segment decreased 12% compared to the third quarter of 2022 due to macroeconomic pressures impacting consumer sentiment in Australia, Europe and Asia and unfavorable foreign currency exchange rates. The unfavorable impact of foreign currency exchange rates decreased net sales approximately $4 million in the third quarter of 2023. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, decreased 11%. The impact of foreign currency exchange rates is calculated by applying prior period exchange rates to the current year financial results. We believe constant-currency information is useful to management and investors to facilitate comparison of operating results and better identify trends in our businesses.

International operating margin was 12.7%, a decrease from 13.9% in the third quarter of 2022. The operating margin decline primarily resulted from approximately 335 basis points due to the deleverage of selling, general and administrative expenses as a result of the decline in sales volume and approximately 80 net basis points of commodity and ocean freight cost inflation partially offset by approximately 205 basis points of net cost reduction actions and efficiencies within our supply chain.
Other
Other net sales decreased primarily as a result of decreased sales from our supply chain to the European Innerwear business and decreased sales at our retail outlets as a result of softer consumer demand in the third quarter of 2023 compared to the third quarter of 2022. Operating margin decreased primarily due to the deleverage of selling, general and administrative expenses due to the decline in sales volume.
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
Corporate
Corporate expenses were higher in the third quarter of 2023 compared to the third quarter of 2022 primarily due to higher restructuring and other action-related charges, variable compensation costs and information technology costs partially offset by the business interruption insurance proceeds received during the third quarter of 2023 related to the ransomware attack which occurred during the second quarter of 2022.
During the third quarter of 2023, we recognized a benefit related to business interruption insurance proceeds of approximately $18 million, of which $15 million was received in the quarter. The business interruption insurance proceeds received were primarily related to the recovery of lost profit from business interruptions and are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Operations during the third quarter of 2023. During the third quarter of 2022, we incurred costs of approximately $1 million, net of expected insurance recoveries, which were primarily related to information technology and legal fees and are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations.
In the third quarter of 2023, restructuring and other action-related charges within operating profit included $74 million of charges associated with our global Champion performance plan which included over $59 million of inventory write-downs related to the execution of an accelerated and enhanced channel, mix and product segmentation strategy including the exit of discontinued programs and over $14 million of charges related to supply chain segmentation, store closures, severance and other costs as we work to further streamline the operations and position the brand for long-term profitable growth.
Restructuring and other action-related charges within operating profit in the third quarters of 2023 and 2022 also included $3 million and $26 million, respectively, of charges related to the implementation of our Full Potential transformation plan. Full Potential transformation plan charges in the third quarter of 2023 included a gain of $2 million resulting from the sale of our U.S. Sheer Hosiery business to AllStar on September 29, 2023. Full Potential transformation plan charges in the third quarter of 2022 included a non-cash loss of $4 million to adjust the valuation allowance related to our U.S. Sheer Hosiery business resulting primarily from changes in carrying value due to changes in working capital. Full potential transformation plan charges in the third quarters of 2023 and 2022 also included charges of $1 million and $13 million, respectively, related to supply chain segmentation charges to restructure and position our manufacturing network to align with our Full potential transformation plan demand trends. The remaining Full Potential transformation plan restructuring and other action-related charges within operating profit include technology charges which relate to the implementation of our technology modernization initiative including the implementation of a global enterprise resource planning platform, charges for professional services primarily including consulting and advisory services related to the implementation of our Full Potential transformation plan and charges related to headcount actions and related severance resulting from operating model initiatives.

The components of restructuring and other action-related charges were as follows:

	Quarters Ended
	September 30, 2023	October 1, 2022
	(dollars in thousands)
Restructuring and other action-related charges:
Global Champion performance plan	$73,735	$—
Full Potential transformation plan:
Technology	1,013	2,622
Supply chain segmentation	660	13,298
Headcount actions and related severance	2,531	(18)
Professional services	165	6,020
(Gain) loss on sale of business and classification of assets held for sale	(1,558)	4,310
Other	525	219
Total Full Potential transformation plan	3,336	26,451
Total included in operating profit	77,071	26,451
Discrete tax benefits	4,263	—
Tax effect on actions	—	4,493
Total benefit included in income tax expense	4,263	4,493
Total restructuring and other action-related charges	$72,808	$21,958

Condensed Consolidated Results of Operations — Nine Months Ended September 30, 2023 Compared with Nine Months Ended October 1, 2022

	Nine Months Ended
	September 30, 2023	October 1, 2022	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$4,339,696	$4,760,364	$(420,668)	(8.8)%
Cost of sales	2,936,955	3,041,233	(104,278)	(3.4)
Gross profit	1,402,741	1,719,131	(316,390)	(18.4)
Selling, general and administrative expenses	1,210,056	1,259,921	(49,865)	(4.0)
Operating profit	192,685	459,210	(266,525)	(58.0)
Other expenses	31,145	6,088	25,057	411.6
Interest expense, net	205,666	107,408	98,258	91.5
Income (loss) from continuing operations before income tax expense	(44,126)	345,714	(389,840)	(112.8)
Income tax expense	51,541	58,775	(7,234)	(12.3)
Income (loss) from continuing operations	(95,667)	286,939	(382,606)	(133.3)
Income from discontinued operations, net of tax	—	3,965	(3,965)	(100.0)
Net income (loss)	$(95,667)	$290,904	$(386,571)	(132.9)%
Net Sales
Net sales decreased 9% during the nine months of 2023 compared to the nine months of 2022 primarily due to the decline in U.S. Activewear, the continued macro-driven slowdown impacting consumer spending in our international businesses and the unfavorable impact from foreign currency exchange rates in our International business of approximately $53 million partially offset by growth from product innovation, increased space for back-to-school and the impact of business disruption caused by the ransomware attack on the business in the nine months of 2022.

Operating Profit
Operating profit as a percentage of net sales was 4.4% for the nine months of 2023, representing a decrease from 9.6% in the prior year. The operating margin decline resulted from unfavorable sales mix of approximately 235 basis points and commodity and ocean freight cost inflation of approximately 230 basis points partially offset by pricing actions of approximately 105 basis points and the recovery of the business interruption insurance claim during the current year related to the ransomware attack which occurred in the second quarter of 2022 of approximately 90 basis points. Included in operating profit were restructuring and other action-related charges of $101 million in the nine months of 2023, related to our global Champion performance plan and the implementation of our Full Potential transformation plan, and $38 million in the nine months of 2022, related to the implementation of our Full Potential transformation plan, which resulted in a decline in operating margin of approximately 150 basis points.
Other Highlights
Other Expenses – Other expenses increased $25 million in the nine months of 2023 compared to the same period in 2022 primarily due to charges of nearly $9 million incurred as a result of the redemption of our 4.625% Senior Notes and our 3.5% Senior Notes in the nine months of 2023. The charges included a payment of $5 million for a required make-whole premium related to the redemption of the 3.5% Senior Notes and non-cash charges of $4 million for the write-off of unamortized debt issuance costs. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information. Other expenses also included higher funding fees for sales of accounts receivable to financial institutions and higher pension expense in the nine months of 2023.
Interest Expense – Interest expense was higher by $98 million in the nine months of 2023 compared to the same period in 2022, primarily due to a higher weighted average interest rate on our borrowings and higher weighted average outstanding debt balances during the nine months of 2023 compared to the nine months of 2022. Additionally, in conjunction with the redemption of the 3.5% Senior Notes described in “Other Expenses” above, we unwound the related cross-currency swap contracts previously designated as cash flow hedges and the remaining gain in AOCI of $1 million was released into earnings at the time of settlement which partially offset interest expense in the nine months of 2023. See Note “Financial Instruments” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information. Our weighted average interest rate on our outstanding debt was 6.81% for the nine months of 2023, compared to 3.45% for the nine months of 2022.
Income Tax Expense – In the nine months of 2023, income tax expense was $52 million, resulting in an effective income tax rate of (116.8)% and in the nine months of 2022 income tax expense was $59 million, resulting in an effective income tax rate of 17.0%. Our effective tax rate for the nine months of 2023 primarily differs from the U.S. statutory rate due to valuation allowances against certain net deferred tax assets. Additionally, we had unfavorable discrete items of $4 million and $9 million in the nine months of 2023 and 2022, respectively.
Discontinued Operations – The results of our discontinued operations include the operations of our European Innerwear business which was sold on March 5, 2022. See Note “Assets and Liabilities Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
Operating Results by Business Segment — Nine Months Ended September 30, 2023 Compared with Nine Months Ended October 1, 2022

	Net Sales
	Nine Months Ended
	September 30, 2023	October 1, 2022	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$1,881,452	$1,889,807	$(8,355)	(0.4)%
Activewear	966,089	1,178,380	(212,291)	(18.0)
International	1,311,509	1,436,384	(124,875)	(8.7)
Other	180,646	255,793	(75,147)	(29.4)
Total	$4,339,696	$4,760,364	$(420,668)	(8.8)%

	Operating Profit and Margin
	Nine Months Ended
	September 30, 2023		October 1, 2022		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$305,546	16.2%	$343,602	18.2%	$(38,056)	(11.1)%
Activewear	31,740	3.3	125,332	10.6	(93,592)	(74.7)
International	140,060	10.7	215,281	15.0	(75,221)	(34.9)
Other	(5,479)	(3.0)	9,501	3.7	(14,980)	(157.7)
Corporate	(279,182)	NM	(234,506)	NM	(44,676)	19.1
Total	$192,685	4.4%	$459,210	9.6%	$(266,525)	(58.0)%
Innerwear
Innerwear net sales decreased 0.4% compared to the nine months of 2022 primarily due to softer point-of-sale trends stemming from the macroeconomic pressures partially offset by growth from product innovation, increased space for back-to-school, pricing actions and lower sales in prior year due to business disruption caused by the ransomware attack in the second quarter of 2022.
Innerwear operating margin was 16.2%, a decrease from 18.2% in the same period a year ago. The operating margin decline primarily resulted from approximately 285 basis points of commodity and ocean freight cost inflation and approximately 130 basis points of unfavorable product mix partially offset by approximately 75 basis points related to manufacturing time-out costs associated with our inventory reduction actions taken in the third quarter of 2022, approximately 70 basis points of selective price increases and approximately 80 basis points of expense management within our selling, general and administrative expenses. Unfavorable product mix was driven by higher sales in our lower margin categories such as socks and kids underwear.
Activewear
Activewear net sales decreased 18% compared to the nine months of 2022 driven by the continued slowdown in consumer spending in the U.S. activewear category, which resulted in softer point-of-sale trends and excess channel inventory, as well as the short-term impact from continued strategic actions within Champion in the U.S taken to strengthen the brand and position Champion for long-term profitable growth, including a more disciplined product and channel segmentation approach, a shift in mix, and assortment changes.
Activewear operating margin was 3.3%, a decrease from 10.6% in the same period a year ago. The operating margin decline primarily resulted from approximately 450 basis points of unfavorable business mix from lower royalty income and unfavorable channel mix within Champion, approximately 300 basis points of commodity and ocean freight cost inflation, approximately 165 basis points from higher reserves as compared to last year due to higher inventory levels at retail and approximately 65 basis points of wage inflation partially offset by approximately 235 basis points from pricing actions taken during 2022.
International
Net sales in the International segment decreased 9% compared to the nine months of 2022 due to unfavorable foreign currency exchange rates and macroeconomic pressures impacting consumer sentiment in Australia, Europe and Asia. The unfavorable impact of foreign currency exchange rates decreased net sales approximately $53 million in the nine months of 2023. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, decreased 5%. The impact of foreign currency exchange rates is calculated by applying prior period exchange rates to the current year financial results. We believe constant-currency information is useful to management and investors to facilitate comparison of operating results and better identify trends in our businesses.
International operating margin was 10.7%, a decrease from 15.0% in the same period a year ago. The operating margin decline primarily resulted from approximately 285 basis points of unfavorable business mix as consumers shifted to lower margin categories driven by the macroeconomic environment, approximately 210 basis points due to the deleverage of selling, general and administrative expenses as a result of the decline in sales volume and approximately 95 net basis points of commodity and ocean freight cost inflation partially offset by approximately 125 basis points of net cost reduction actions and efficiencies within our supply chain.
Other
Other net sales decreased primarily as a result of decreased sales from our supply chain to the European Innerwear business and decreased sales at our retail outlets as a result of softer consumer demand during the nine months of 2023 compared to the nine months of 2022. Operating margin decreased due to the deleverage of selling, general and administrative expenses due to the decline in sales volume.
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
Corporate
Corporate expenses were higher in the nine months of 2023 compared to the nine months of 2022 primarily due to higher restructuring and other action-related charges, information technology costs and variable compensation costs partially offset by the business interruption insurance proceeds received and lower costs incurred during the nine months of 2023 related to the ransomware attack which occurred during the second quarter of 2022.
During the nine months of 2023, we recognized a benefit related to business interruption insurance proceeds of approximately $24 million, of which approximately $21 million was received during the nine months of 2023. The business interruption insurance proceeds received were primarily related to the recovery of lost profit from business interruptions. We recognized a benefit of approximately $23 million for the business interruption insurance proceeds in the “Cost of sales” line of the Condensed Consolidated Statements of Operations during the nine months of 2023. We recognized a benefit of approximately $1 million for the reimbursement of costs related primarily to legal fees in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations during the nine months of 2023. During the nine months of 2022, we incurred costs of approximately $16 million, net of expected insurance recoveries, related to the ransomware attack. The costs incurred during the nine months of 2022 included approximately $14 million primarily related to supply chain disruptions, which are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Operations and approximately $2 million, net of expected insurance recoveries, primarily related to information technology, legal and consulting fees, which are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations.
In the nine months of 2023, restructuring and other action-related charges within operating profit included $74 million of charges associated with our global Champion performance plan which included over $59 million of inventory write-downs related to the execution of an accelerated and enhanced channel, mix and product segmentation strategy including the exit of discontinued programs and over $14 million of charges related to supply chain segmentation, store closures, severance and other costs as we work to further streamline the operations and position the brand for long-term profitable growth.
Restructuring and other action-related charges within operating profit in the nine months of 2023 and 2022 also included $28 million and $38 million, respectively, of charges related to the implementation of our Full Potential transformation plan. Full Potential transformation plan charges in the nine months of 2023 included a loss, net of proceeds, of $4 million, resulting from the sale of our U.S. Sheer Hosiery business to AllStar on September 29, 2023 and to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting primarily from changes in carrying value due to changes in working capital. Full Potential transformation plan charges in the nine months of 2022 included a non-cash gain of $7 million to adjust the valuation allowance related to our U.S. Sheer Hosiery business resulting primarily from changes in carrying value due to changes in working capital. Full potential transformation plan charges in the nine months of 2023 and 2022 also included charges of $5 million and $15 million, respectively, related to supply chain segmentation charges to restructure and position our manufacturing network to align with our Full potential transformation plan demand trends. The remaining Full Potential transformation plan restructuring and other action-related charges within operating profit include technology charges which relate to the implementation of our technology modernization initiative including the implementation of a global enterprise resource planning platform, charges for professional services primarily including consulting and advisory services related to the implementation of our Full Potential transformation plan and charges related to headcount actions and related severance resulting from operating model initiatives.

The components of restructuring and other action-related charges were as follows:

	Nine Months Ended
	September 30, 2023	October 1, 2022
	(dollars in thousands)
Restructuring and other action-related charges:
Global Champion performance plan	$73,735	$—
Full Potential transformation plan:
Technology	8,296	9,052
Supply chain segmentation	5,435	14,587
Headcount actions and related severance	5,376	(1,112)
Professional services	3,813	21,014
(Gain) loss on sale of business and classification of assets held for sale	3,641	(6,558)
Other	957	650
Total Full Potential transformation plan	27,518	37,633
Total included in operating profit	101,253	37,633
Loss on extinguishment of debt included in other expenses	8,466	—
Gain on final settlement of cross currency swap contracts included in other expenses	(116)	—
Gain on final settlement of cross currency swap contracts included in interest expense, net	(1,254)	—
Total included in income (loss) from continuing operations before income tax expense	108,349	37,633
Discrete tax benefits	4,263	—
Tax effect on actions	—	6,394
Total benefit included in income tax expense	4,263	6,394
Total restructuring and other action-related charges	$104,086	$31,239
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
In November 2023, given the continuing uncertain economic environment and the associated potential impact on future earnings, we amended the credit agreement governing our Senior Secured Credit Facility prior to any potential future covenant violation in order to modify the financial covenants and to provide greater strategic financial flexibility. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
In February and March of 2023, we refinanced our debt structure to provide greater near-term financial flexibility given the uncertainty within the current macroeconomic environment. The refinancing consisted of entering into the Term Loan B, issuing the 9.000% Senior Notes and redeeming our 4.625% Senior Notes and our 3.5% Senior Notes. Additionally, in November 2022 and in February 2023, given the economic conditions and the associated potential impact on future earnings, we amended the credit agreement governing our Senior Secured Credit Facility to modify the financial covenants in order to avoid a potential covenant violation and to provide operating flexibility. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
Our primary sources of liquidity are cash generated from global operations and cash available under our Revolving Loan Facility, our accounts receivable securitization facility (the “ARS Facility”) and our other international credit facilities.

We had the following borrowing capacity and available liquidity under our credit facilities as of September 30, 2023:

	As of September 30, 2023
	Borrowing Capacity	Available Liquidity
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility(1)	$1,000,000	$935,913
Accounts Receivable Securitization Facility(2)	200,891	391
Other international credit facilities	62,777	35,994
Total liquidity from credit facilities	$1,263,668	$972,298
Cash and cash equivalents		191,091
Total liquidity		$1,163,389

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

Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the nine months ended September 30, 2023 and October 1, 2022 was derived from our condensed consolidated interim financial statements.

	Nine Months Ended
	September 30, 2023	October 1, 2022
	(dollars in thousands)
Operating activities	$287,344	$(491,682)
Investing activities	(15,377)	(179,336)
Financing activities	(307,771)	435,248
Effect of changes in foreign exchange rates on cash	(11,518)	(71,728)
Change in cash and cash equivalents	(47,322)	(307,498)
Cash and cash equivalents at beginning of year	238,413	560,629
Cash and cash equivalents at end of period	$191,091	$253,131
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
Investing Activities
The decrease in net cash used by investing activities in the nine months of 2023 compared to the same period of 2022 was primarily the result of the purchase of the Champion trademark for footwear in the United States, Puerto Rico and Canada from Keds, LLC for $103 million in the nine months of 2022, the final settlement of the cross currency swap contracts previously designated as net investment hedges in connection with the redemption of 3.5% Senior Notes which resulted in a $19 million cash inflow in the nine months of 2023, the sale of the European Innerwear business which resulted in an $11 million cash outflow in the nine months of 2022, $1 million of cash proceeds from the sale of the U.S. Hosiery business in the nine months of 2023 and the decrease in capital investments into our business as we manage our spending on our focused strategic goals.
Financing Activities
Net cash used for financing activities in the nine months of 2023 primarily resulted from net payments on our ARS Facility and our Revolving Loan Facility as compared to the same period of 2022 where net cash provided by financing activities resulted from net borrowings on our ARS Facility and our Revolving Loan Facility. Additionally, in the nine months of 2023, we refinanced our debt structure to provide greater near-term financial flexibility given the uncertainty within the current macroeconomic environment. The refinancing consisted of entering into the Term Loan B, issuing the 9.000% Senior Notes and redeeming our 4.625% Senior Notes and 3.5% Senior Notes. We paid approximately $28 million to amend and refinance the credit facilities which included a required make-whole premium of $5 million related to the redemption of the 3.5% Senior Notes and total capitalized debt issuance costs of $23 million related to the issuance of Term Loan B and the 9.000% Senior Notes. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information. Net cash from financing activities in the nine months of 2022 also included a dividend payment of $157 million and shares repurchased at a total cost of $25 million. Additionally, we made total scheduled repayments on Term Loan A and Term B of $30 million in the nine months of 2023 and $19 million in the nine months of 2022.
Financing Arrangements
In November 2023, given the continuing uncertain economic environment and the associated potential impact on future earnings, we amended the credit agreement governing our Senior Secured Credit Facility prior to any potential future covenant violation in order to modify the financial covenants and to provide greater strategic financial flexibility. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
In June 2023, we amended the ARS Facility. This amendment extended the maturity date to May 2024 with no change to the quarterly fluctuating facility limit, which was $225 million as of September 30, 2023. Additionally, the amendment created two pricing tiers based on a consolidated net total leverage ratio of 4.50 to 1.00. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.

In February and March of 2023, we refinanced our debt structure to provide greater near-term financial flexibility given the uncertainty within the current macroeconomic environment. The refinancing consisted of entering into the Term Loan B, issuing the 9.000% Senior Notes and redeeming our 4.625% Senior Notes and our 3.5% Senior Notes. Additionally, in November 2022 and in February 2023, given the economic conditions and the associated potential impact on future earnings, we amended the credit agreement governing our Senior Secured Credit Facility to modify the financial covenants in order to avoid a potential covenant violation and to provide operating flexibility. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
We believe our financing structure provides a secure base to support our operations and key business strategies. As of September 30, 2023, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness. Under the terms of our Senior Secured Credit Facility, among other financial and non-financial covenants, we are required to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio, each of which is defined in the Senior Secured Credit Facility. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility.
We expect to maintain compliance with our covenants, as amended, for at least one year from the issuance of these financial statements based on our current expectations and forecasts, however economic conditions or the occurrence of events discussed under “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 or other SEC filings could cause noncompliance. If economic conditions worsen or our earnings and operating cash flows do not recover as currently estimated by management, this could impact our ability to maintain compliance with our amended financial covenants and require us to seek additional amendments to our Senior Secured Credit Facility. If we are not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, our lenders could require us to repay our outstanding debt. In that situation, we may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
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
No new legal proceedings became reportable during the quarter ended September 30, 2023 and there have been no material developments during such quarter regarding any previously reported legal proceedings which have not been previously disclosed.
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
The information presented below supplements the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”). In addition to the risk factor set forth below, refer to Part I, Item 1A., Risk Factors, in the Form 10-K for information regarding other factors that could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse ultimate impact on our business, financial condition, liquidity or results of operations.
Our ongoing evaluation of strategic options for the global Champion business is subject to risks and uncertainties, and any particular transaction or other strategic outcome regarding Champion may not be completed or otherwise achieve its intended goals.
On September 19, 2023, we announced that we are undertaking an evaluation of strategic options for the global Champion business. Potential alternatives include, among others, a potential sale or other strategic transaction involving Champion, as well as continuing to operate the business as part of the Company. There can be no assurance that our assessment process for the global Champion business will result in the Company pursuing any particular transaction or other strategic outcome regarding Champion, or that, if completed, any transaction or outcome will be on attractive terms or achieve the intended goals of deleveraging and maximizing shareholder value. No timetable has been set for the completion of the review process and we may suspend or terminate the review at any time. If we seek to engage in any transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management, including as a result of any gain or loss realized, or asset impairment charges recognized, by the Company on completion. We may also incur substantial costs in connection with the pursuit of any strategic transaction, whether or not any such transaction is ultimately consummated.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2023.

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

10.1	Australia Addendum to Hanesbrands Inc. 2020 Omnibus Incentive Plan

31.1	Certification of Stephen B. Bratspies, Chief Executive Officer.

31.2	Certification of M. Scott Lewis, Chief Financial Officer.

32.1	Section 1350 Certification of Stephen B. Bratspies, Chief Executive Officer.

32.2	Section 1350 Certification of M. Scott Lewis, Chief Financial Officer.

101.INS XBRL	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH XBRL	Inline Taxonomy Extension Schema Document

101.CAL XBRL	Inline Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Inline Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Inline Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Inline Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

*	Management contract or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANESBRANDS INC.

By:	/s/ M. Scott Lewis
M. Scott Lewis Chief Financial Officer and Chief Accounting Officer (Duly authorized officer, principal financial officer and principal accounting officer)
Date: November 9, 2023