Form 10-K
period 2023-12-30
Hanesbrands Inc.
filed 2024-02-16
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $1,582,738,700 (based on the closing price of the common stock on that date, as reported on the New York Stock Exchange and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 5% or more of the outstanding common stock are not affiliates).
As of February 9, 2024, there were 351,094,094 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference to portions of the registrant’s proxy statement for its 2024 annual meeting of stockholders.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “could,” “will,” “expect,” “outlook,” “potential,” “project,” “estimate,” “future,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results are forward-looking statements and are subject to risks and uncertainties that could cause actual results to differ materially from those implied or expressed by such statements. These risks and uncertainties include, but are not limited to, trends associated with our business; our ability to implement successfully, or at all, our multi-year transformation strategy (“Full Potential transformation plan”) and our global Champion performance plan; our ability to identify, execute, and realize benefits, successfully, or at all, from any potential strategic transaction involving Champion; the rapidly changing retail environment and the level of consumer demand; the effects of any geopolitical conflicts (including the ongoing Russia-Ukraine conflict and Middle East conflicts) or public health emergencies or severe global health crises, including effects on consumer spending, global supply chains, critical supply routes and the financial markets; our ability to deleverage on the anticipated time frame or at all, which could negatively impact our ability to satisfy the financial covenants in our credit agreement or other contractual arrangements; any inadequacy, interruption, integration failure or security failure with respect to our information technology; future intangible assets or goodwill impairment due to changes in our business; legal, regulatory, political and economic risks related to our international operations; our ability to effectively manage our complex international tax structure; and our future financial performance. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements. Such statements speak only as of the date when made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including those described under Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K, and available on the “Investors” section of our corporate website, www.Hanes.com/investors. The contents of our corporate website are not incorporated by reference in this Annual Report on Form 10-K.

PART I

Item 1.	Business
Company Overview
Hanesbrands Inc. (collectively with its subsidiaries, “Hanesbrands,” “we,” “us,” “our” or the “Company”) is a socially responsible global leader in branded everyday apparel in the Americas, Australia, Europe and Asia under some of the world’s strongest apparel brands, including Hanes, Champion, Bonds, Bali, Maidenform, Bras N Things, Playtex, Wonderbra, Gear for Sports, Berlei, Comfortwash, Alternative and JMS/Just My Size. We design, manufacture, source and sell a broad range of innerwear apparel, such as T-shirts, bras, panties, shapewear, underwear and socks, as well as activewear products that are manufactured or sourced in our low-cost global supply chain. Our products are broadly distributed and available to consumers where, when and how they want to shop, including in mass merchants, mid-tier and department stores, specialty stores, company-owned retail stores, as well as e-commerce sites, both retailer and company-owned websites.
Unlike most apparel companies, Hanesbrands primarily operates its own manufacturing facilities. Over 70% of the apparel units that we sell are manufactured in our own plants or those of dedicated contractors. Owning the majority of our supply chain benefits cost, scale and flexibility, as well as improves our ability to protect our brands and adhere to best-in-class management and environmental practices.
We take great pride in our strong reputation for ethical business practices and the success of our corporate responsibility program for community and environmental improvement. Hanesbrands earned a leadership level A- score in both the 2023 CDP Climate Change Report and the 2023 CDP Water Security Report, placing us at the top of a list of nearly 21,000 companies rated. We have received either the U.S. Environmental Protection Agency Energy Star Sustained Excellence Award or Partner of the Year Award for 14 consecutive years. We are also a recognized leader for our community-building, philanthropy and workplace practices.
In late 2020, we announced our commitment to making the world a more comfortable, livable and inclusive place by establishing wide-ranging 2025/2030 global sustainability goals and launching a sustainability website, www.hbisustains.com. This website is designed to increase our transparency and reporting on key metrics and is updated yearly to track our progress against these long-term goals. Since we established our current sustainability goals in 2020, our progress against those goals has resulted in more than $23 million in savings. We made strong progress in 2023.
We approach sustainability from a broad, holistic perspective across our three pillars of People, Planet and Product. Our efforts are also focused in areas addressed by the United Nations’ Sustainable Development Goals, such as: good health and well-being; quality education; gender equality; climate action; clean water and sanitation; affordable and clean energy; economic growth; reduced inequalities; and responsible consumption and production.
Our business strategy integrates our brand superiority, industry-leading innovation and low-cost global supply chain to provide higher value products while lowering production costs. We operate in the global innerwear and global activewear apparel categories. These are stable, heavily branded categories where we have a strong consumer franchise based on a global portfolio of industry-leading brands that we have built over multiple decades, through hundreds of millions of direct interactions with consumers. Our multi-year growth strategy (“Full Potential transformation plan”) is based on becoming a consumer-focused company that generates consistent growth and returns over time. Our plan is designed to re-energize and reignite our Innerwear business by delivering consumer-driven innovation and attracting younger consumers; to grow the Champion brand through improved product and channel segmentation and expanding the brand across categories and geographies; to become a more consumer-focused organization that delivers products consumers want; and, to simplify our business and our portfolio. The key enablers to unlock our growth opportunities include segmenting our global supply chain, increasing revenue-generating investments in our brands, technology and people, as well as building a winning culture.
Over the last three years, we have experienced several unanticipated challenges, including significant cost inflation and consumer-demand headwinds. Despite the challenging global operating environment, we have been able to balance the near-term management of the business with making the long-term investments necessary to execute our strategy and transform the Company. During this time, we have made meaningful progress on several of our strategic initiatives. We have pivoted our U.S. Innerwear business back to gaining market share, which has been driven by the launch of new innovation, increased marketing investments in our brands and improved on-shelf product availability. We have simplified our portfolio by selling our European Innerwear and U.S. Sheer Hosiery businesses. We have also simplified our business by improving inventory management capabilities, including SKU reduction and disciplined lifecycle management, as well as globalizing our innerwear design and innovation processes. We have segmented our supply chain, which has reduced lead times, improved efficiencies and reduced costs. We have also increased investments in brand marketing, technology, digital tools and talent. We remain highly confident that our strong brand portfolio, world-class supply chain and diverse category and geographic footprint will help us deliver long-term growth and create stockholder value over time.
Over the past several years, we have made significant structural improvements to our Champion business and most recently through a global Champion performance plan that is comprised of an accelerated and enhanced channel, mix and product segmentation strategy geared toward improving Champion’s brand position, regaining momentum and positioning the business for long-term profitable growth. These improvements highlighted an even greater distinction between our innerwear and activewear businesses, which created an opportunity for the Company to evaluate strategic alternatives for our global Champion business. In September of 2023, we announced that our Board of Directors and executive leadership team, with the assistance of financial and legal advisors, were undertaking an evaluation of strategic alternatives for the global Champion business. As part of this process, the Board of Directors is considering a broad range of alternatives to maximize shareholder value, including, among others, a potential sale or other strategic transaction, as well as continuing to operate the business as part of the Company. There can be no assurance that our assessment process for the global Champion business will result in the Company pursuing any particular transaction or other strategic outcome regarding Champion. We have not set a timetable for completion of this process and may suspend or terminate the review at any time.
As part of our strategy to streamline our portfolio under our Full Potential transformation plan, on March 5, 2022, we completed the sale of our European Innerwear business to an affiliate of Regent, L.P. and on September 29, 2023, we completed the sale of our U.S. Sheer Hosiery business to AllStar Hosiery LLC, an affiliate of AllStar Marketing Group, LLC, for approximately $3 million in total proceeds. When we reached the decision to exit our European Innerwear business in 2021, we determined that this business met held-for-sale and discontinued operations accounting criteria and accordingly, we began to separately report the results of our European Innerwear business as discontinued operations. Unless otherwise noted, all discussion within this Annual Report on Form 10-K, including amounts and percentages for all periods, reflect the results of our continuing operations. The related assets and liabilities of the U.S. Sheer Hosiery business are presented as held for sale in the Consolidated Balance Sheets at December 31, 2022 and the operations of our U.S. Sheer Hosiery business are reported in “Other” for all periods presented in Note “Business Segment Information” to our consolidated financial statements included in this Annual Report on Form 10-K. See Note “Assets and Liabilities Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Due to the uncertain macroeconomic environment and associated potential impact on future earnings, we took the following debt-related actions in 2023. In February and March of 2023, we refinanced our debt structure to provide greater near-term financial flexibility. The refinancing consisted of entering into a new senior secured term loan B facility in an aggregate principal amount of $900 million due in 2030 (the "2023 Term Loan B"), issuing $600 million aggregate principal amount of 9.000% senior unsecured notes due in 2031 (the "9.000% Senior Notes") and redeeming our 4.625% senior notes due in May 2024 (the "4.625% Senior Notes") and our 3.5% senior notes due in June 2024 (the "3.5% Senior Notes"). Additionally, in February and November 2023, we amended the credit agreement governing our senior secured credit facility (the “Senior Secured Credit Facility”) prior to any potential future covenant violation in order to modify the financial covenants and to provide greater strategic and operating flexibility. See Note "Debt" to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Our fiscal year ends on the Saturday closest to December 31. All references to “2023”, “2022” and “2021” relate to the 52-week fiscal years ended on December 30, 2023, December 31, 2022, and January 1, 2022, respectively.
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
Hanes is the largest and most widely recognized brand in our portfolio. Hanes is the number one selling apparel brand in the United States and is found in nine out of ten U.S. households. The Hanes brand covers all of our product categories, including men’s underwear, women’s panties, children’s underwear, bras, socks, T-shirts, fleece and shapewear. Hanes stands for outstanding comfort, style and value. Hanes is one of the most widely distributed brands in apparel, with a presence across mass merchandise retailers, e-commerce sites, discount stores and department stores. Through collaborations with third parties, the brand has also gained distribution with specialty retailers and high-end retail establishments. Following the successful launch of Hanes Total Support Pouch underwear platform in 2021, Hanes launched the Hanes Originals line of innovative products with more modern silhouettes aimed at younger consumers at select retailers in Canada and the U.S. in late 2022. Hanes Originals was the first multi-category, multi-geography product introduction under our new global innovation process and is now in five countries.
Champion is our second-largest brand. Founded in Rochester, New York in 1919, Champion has always been known for authentic American style and performance and helped pioneer some of the most important innovations in athleticwear, including reverse weave sweatshirts, mesh practice uniforms and sports bras. Champion athleticwear can be found in sporting goods retailers, e-commerce sites, department stores, college bookstores and specialty retailers, as well as in our own retail locations and our Champion.com website. In addition, Champion has collaborated with designers and other iconic brands around the world, including Supreme, Kith, Muhammad Ali, Sesame Street, Todd Snyder, Cobra Kai, the Beastie Boys, Beams Boys, Disney and Stranger Things.
Bonds is a megabrand in our global portfolio with strong heritage and deep household penetration in its respective market. The Bonds brand is over a century old and is Australia’s largest and most well-known innerwear brand, holding the number one position in men’s underwear, women’s panties, children’s underwear and socks category. The portfolio also extends to casual apparel, activewear, sleepwear and bras. Historically a wholesale only brand, Bonds now boasts a retail store network of over 145 stores, a thriving e-commerce business and growing omnichannel services making it easier for consumers to interact across multiple direct to consumer formats.
Maidenform is America’s number one shapewear brand and has been trusted for stylish, modern bras, panties and shapewear since 1922. It is one of multiple iconic intimate brands in our portfolio. In 2023, we launched M by Maidenform, a collection of extremely soft-on-the-skin intimate apparel products focused on younger consumers, across channels with strong initial consumer response. As with Hanes, we are leveraging our global scale with M by Maidenform already in four countries. Bali offers a range of bras, panties and shapewear sold in the department store channel and is the number one bra brand in U.S. department stores. Playtex, an iconic American brand, offers a range of full-figure wire free support bras and is sold everywhere from mass merchandise retailers to department stores.
In addition, we offer a variety of apparel products under the following well-known brands: Bras N Things, Wonderbra, Gear for Sports, Berlei, Comfortwash, Alternative and JMS/Just My Size.

These brands complement our primary product offerings, allowing us to provide consumers a variety of options to meet their diverse needs.
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
The following table summarizes our operating segments by product category:

Segment	Primary Products	Primary Brands
Innerwear	Basics, including men’s underwear, women’s panties, children’s underwear and socks and intimate apparel, such as bras and shapewear	Hanes, Bali, Maidenform, Playtex, Champion, Bras N Things, Polo Ralph Lauren*

Activewear	T-shirts, fleece, sport shirts, performance T-shirts and shorts, sports bras, thermals and teamwear	Champion, Hanes, Gear for Sports, Comfortwash, Alternative, JMS/Just My Size, Hanes Beefy-T

International	Activewear, men’s underwear, women’s panties, children’s underwear, intimate apparel, socks and home goods	Champion, Bonds, Sheridan, Bras N Things, Hanes, Wonderbra, Playtex, Berlei, RITMO, Sol y Oro, Zorba, Rinbros, Polo Ralph Lauren*

*	Brand used under a license agreement.
Innerwear
Our Innerwear segment includes core apparel products, such as men’s underwear, women’s panties, children’s underwear, socks and intimate apparel which includes bras and shapewear, sold in the United States, under well-known brands that are trusted by consumers. We are an intimate apparel category leader in the United States with our Hanes, Bali, Maidenform, Playtex, Champion, and Bras N Things brands, and we are also the leading manufacturer and marketer of men’s underwear and children’s underwear in the United States under the Hanes, Champion and Polo Ralph Lauren brands. During 2023, net sales from our Innerwear segment were $2.4 billion, representing approximately 43% of total net sales.
Activewear
Our Activewear segment includes activewear products, such as T-shirts, fleece, performance apparel, sport shirts and thermals, sold in the United States. We are a leader in the activewear market through our Champion, Hanes, Gear for Sports, Comfortwash, Alternative and JMS/Just My Size brands, where we sell products such as T-shirts and fleece to both retailers and wholesalers. We license our Champion name for footwear and sports accessories. We also sell licensed logo apparel primarily in the mass retail channel and in collegiate bookstores. During 2023, net sales from our Activewear segment were $1.3 billion, representing approximately 22% of total net sales.
International
Our International segment includes innerwear, activewear and home goods products, sold outside of the United States, that are primarily marketed under the Champion, Bonds, Sheridan, Bras N Things, Hanes, Wonderbra, Playtex, Berlei, RITMO, Sol y Oro, Zorba, Rinbros, and Polo Ralph Lauren brands. Our Innerwear brands are market leaders across Australia and certain markets in Latin America. In Australia, we hold the number one market share in intimate apparel, and we are also the category leader in men’s underwear. During 2023, net sales from our International segment were $1.7 billion, representing approximately 31% of total net sales. Our largest international markets are Australia, Europe, Japan, Canada, China, Mexico and Latin America.

The following table summarizes our brands and product categories sold within each international region:

International Country/Region	Primary Products	Primary Brands
Australia	Basics, including men’s underwear, women’s panties, children’s underwear and socks and intimate apparel, such as bras and shapewear	Bonds, Bras N Things, Berlei
	Activewear	Champion
	Home goods	Sheridan

Europe	Activewear	Champion

Asia	Basics, including men’s underwear, women’s panties, children’s underwear and socks and intimate apparel, such as bras and shapewear	Hanes, Wonderbra, Playtex, Champion, Polo Ralph Lauren*
	Activewear	Champion

Americas (excluding the United States)	Basics, including men’s underwear, women’s panties, children’s underwear and socks and intimate apparel, such as bras and shapewear	Hanes, Wonderbra, RITMO, Sol y Oro, Zorba, Rinbros
	Activewear	Champion

*	Brand used under a license agreement.
Customers and Distribution Channels
Our products are broadly distributed through our wholesale customers’ stores and websites, as well as through our own stores and websites. In 2023, approximately 69% of our total net sales were in the United States and approximately 31% were outside the United States. Our largest customer is Walmart Inc. (“Walmart”), accounting for 18% of our total net sales in 2023. As is common in the basic apparel industry, we generally do not have purchase agreements that obligate our customers to purchase our products. However, the majority of our key customer relationships have been in place for 10 years or more. Walmart is our only customer with sales that exceeded 10% of our total net sales in 2023, with substantially all Walmart sales reported within our Innerwear and Activewear segments.
Sales to mass merchants in the United States accounted for approximately 22% of our total net sales in 2023 and included all of our product categories under our Hanes, Playtex, Maidenform and JMS/Just My Size brands, as well as licensed logo apparel. Mass merchants feature high-volume, low-cost sales of basic apparel items along with a diverse variety of consumer goods products, such as grocery and pharmacy products and other hard lines. Our largest mass merchant customer is Walmart.
Consumer-directed sales in the United States accounted for approximately 17% of our total net sales in 2023. We sell products that span across the Innerwear and Activewear product categories in the e-commerce environment through our owned e-commerce websites, through pure play e-commerce sites as well as through the e-commerce sites of our brick-and-mortar retail customers. We also sell a range of our products through our own retail stores, which include both full-price and value-based outlet stores.
Sales to mid-tier and department stores in the United States accounted for approximately 8% of our total net sales in 2023. Mid-tier stores target a higher-income consumer than mass merchants, focus more on sales of apparel items rather than other consumer goods such as grocery and pharmacy products. We sell all our product categories in mid-tier stores. Traditional department stores target higher-income consumers and carry more high-end, fashion conscious products as compared to mid-tier stores or mass merchants and tend to operate in higher-income areas and commercial centers. We sell products in our intimate apparel, underwear, socks and activewear categories through department stores.
Sales to other customers in the United States represented approximately 22% of our total net sales in 2023. We sell T-shirts, golf and sport shirts and fleece sweatshirts to wholesalers and third-party embellishers primarily under our Hanes, Champion and Hanes Beefy-T brands. We also sell a significant range of our underwear, activewear and socks products under the Champion brand to wholesale clubs and sporting goods stores. We sell primarily underwear products under the Hanes brands to food, pharmacy and variety stores. We also sell licensed collegiate-logo apparel in college bookstores. We sell products that span across our Innerwear and Activewear segments to the United States military for sale to servicemen and servicewomen as well as through discount retailers.
Internationally, approximately 55% of our net sales were wholesale sales to retailers and 45% of our net sales were consumer-directed sales through our owned retail stores and e-commerce sites. For more information about our sales on a geographic basis, see Note “Geographic Area Information” to our consolidated financial statements included in this Annual Report on Form 10-K.

Manufacturing, Sourcing and Distribution
During 2023, over 70% of the apparel units we sold were from finished goods manufactured through a combination of facilities we own and operate, and facilities owned and operated by dedicated third-party contractors who perform some of the steps in the manufacturing process for us, such as dyeing, cutting and/or sewing. We sourced the remainder of our finished goods from third-party manufacturers who supply us with finished products based on our designs. In making decisions about the location of manufacturing operations and third-party sources of supply, we consider a number of factors, including labor, local operating costs, geopolitical factors, product quality, regional infrastructure, applicable quotas and duties and freight costs. We believe that our balanced approach to product supply, which relies on a combination of owned, contracted and sourced manufacturing located across different geographic regions, increases the efficiency of our operations, reduces product costs, diversifies risk, increases flexibility and offers customers a reliable source of supply.
Finished Goods That Are Manufactured by Hanesbrands
The manufacturing process for the finished goods that we manufacture begins with raw materials we obtain from suppliers. The principal raw materials in our product categories are cotton and synthetics. Cotton and synthetic materials are typically spun into yarn by our suppliers, which is then knitted into cotton, synthetic and blended fabrics. We source all of our yarn requirements from large-scale domestic and international suppliers. To a lesser extent, we purchase fabric from several domestic and international suppliers in conjunction with our scheduled production. In addition to cotton yarn and cotton-based textiles, we use thread, narrow elastic and trim for product identification, buttons, zippers, snaps and lace. These fabrics are cut and sewn into finished products, either by us or by third-party contractors. We currently operate 27 manufacturing facilities. Most of our cutting and sewing operations are strategically located in Asia, Central America and the Caribbean Basin. Alternate sources of these materials and services are readily available.
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
Distribution
As of December 30, 2023, we distributed our products from 42 distribution centers. These facilities include 14 facilities located in the United States and 28 facilities located outside the United States, primarily in regions where we sell our products. We internally manage and operate 23 of these facilities, and we use third-party logistics providers who operate the other 19 facilities on our behalf.
Inventory
We believe effective inventory management is key to our success. Because our customers generally do not purchase our products under long-term supply contracts, but rather on a purchase order basis, effective inventory management requires close coordination with our customer base. We seek to ensure that products are available to meet customer demands while effectively managing inventory levels. We employ various types of inventory management techniques that include collaborative forecasting and planning, supplier-managed inventory, key event management and various forms of replenishment management processes. Our supplier-managed inventory initiative is intended to shift raw material ownership and management to our suppliers until consumption, freeing up cash and improving response time. We have demand management planners in our customer management group who work closely with customers to develop demand forecasts that are passed to the supply chain. We also have professionals within the customer management group who coordinate daily with our larger customers to help ensure that our customers’ planned inventory levels are in fact available at their individual retail outlets. Additionally, within our supply chain organization we have dedicated professionals who translate the demand forecast into our inventory strategy and specific production plans. These individuals work closely with our customer management team to balance inventory investment/exposure with customer service targets. Since beginning our aggressive SKU and inventory reduction process in 2019, we have reduced the number of SKUs across our portfolio by nearly 50%.

Seasonality and Other Factors
Our operating results are typically subject to some variability due to seasonality and other factors. For instance, we have historically generated higher sales during the back-to-school and holiday shopping seasons and during periods of cooler weather, which benefits certain product categories such as fleece. Our diverse range of product offerings, however, typically mitigates some of the impact of seasonal changes in demand for certain items. Sales levels in any period are also impacted by our customers’ decisions to increase or decrease their inventory levels of our categories in response to anticipated consumer demand or the overall inventory levels of their other product categories. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. Media, advertising and promotion expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.
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
Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, including cotton, dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Disruptions to the global supply chain due to factory closures, port congestion, transportation delays as well as labor and container shortages may negatively impact product availability, revenue growth and gross margins. We would work to mitigate the impact of the global supply chain disruptions through a combination of cost savings and operating efficiencies, as well as pricing actions, which could have an adverse impact on demand. Costs incurred for materials and labor are capitalized into inventory and impact our results as the finished goods inventory is sold. In addition, a significant portion of our products are manufactured in countries other than the United States and declines in the value of the U.S. dollar may result in higher manufacturing costs. Increases in inflation may not be matched by growth in consumer income, which also could have a negative impact on spending.
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

Product Innovation and Marketing
A significant component of our business strategy is our strong product research and development and innovation capabilities, including the development of new and improved products, including our Tagless apparel platform, Comfort Flex Fit apparel platform, ComfortBlend fabric platform, temperature-control X-Temp fabric platform, FreshIQ advanced odor protection technology fabric platform, SmoothTec fabric technology, Cool Comfort fabric technology, DreamWire underwire technology, Reverse Weave StormShell Fleece fabric technology and Eco Future Reverse Weave with CiCLO® technology. In 2021, we launched Comfort Flex Fit Total Support Pouch boxer briefs, offering a proprietary pouch construction, including unique breathable mesh inserts to help men feel secure, separated and supported. The Total Support Pouch platform is the subject of a number of patent registrations and pending applications. In 2022, we launched a new and improved line of the Total Support Pouch platform that incorporates our X-Temp fabric technology, and we expect the patented pouch construction will continue to play a significant role in our innovation pipeline. In 2023, we launched M by Maidenform across retail channels, elevating the brand with bright colors, soft fabrics and youthful designs. Bonds Whoopsies, created by parents for parents, incorporated anti-odor and absorbency technology into reusable baby products.
As noted above, we also launched an innovative line of underwear we are calling Hanes Originals – the first multi-category, multi-geography product introduction under our new global innovation process. Finally, our product research and development teams have done remarkable work to develop a proprietary absorbent layering platform, which we believe has significant opportunity for platform expansion.
Driving innovation platforms across brands and categories is a major element of our business strategy as it is designed to meet key consumer needs and leverage advertising dollars. We leverage global expert talent and our unique supply chain model improving the speed at which we deliver new designs to our customers and consumers around the world. The Total Support Pouch expanded to seven countries, Hanes Originals is in five countries, and M by Maidenform is in four countries. During 2023, our advertising and promotion expense was approximately $167 million, representing 3.0% of our total net sales compared to $209 million or 3.4% in 2022. We advertise in consumer and trade publications, television and through digital initiatives including social media, online video and mobile platforms on the Internet. We also participate in cooperative advertising on a shared cost basis with major retailers in print and digital media and television.
Competition
The basic apparel market is highly competitive and rapidly evolving. Competition generally is based upon brand, comfort, fit, style and price. Our businesses face competition today from other large domestic and foreign corporations and manufacturers. In the United States, across our Innerwear and Activewear segments, we compete with Fruit of the Loom, Inc., a subsidiary of Berkshire Hathaway Inc., through its own offerings and those of its Russell Corporation and Vanity Fair Intimates offerings. Other competitors in our Innerwear segment include Victoria’s Secret & Co., Jockey International, Inc. and retailers’ private label offerings. Other competitors in our Activewear segment that we compete with both in the United States and internationally include Gap Inc., Nike, Puma, adidas and Under Amour. We also compete with many small manufacturers across all of our business segments, including our International segment. Additionally, mass merchant retailers, department stores and other retailers, including many of our customers, market and sell basic apparel products under private labels and controlled brands that compete directly with our brands. Our competitive strengths include our strong brands with leading market positions, our industry-leading innovation, our high-volume, core products focus, our significant scale of operations and breadth of distribution, our global supply chain and our strong customer relationships. We continually strive to improve in each of these areas.
Intellectual Property
We market our products under hundreds of our own trademarks in the United States and other countries around the world, the most widely recognized of which are Hanes, Champion, Bonds, Bali, Maidenform, Sheridan, Bras N Things, Playtex, Wonderbra, Gear for Sports, Berlei, Comfortwash, Alternative and JMS/Just My Size. Some of our products are sold under trademarks that have been licensed from third parties, such as Polo Ralph Lauren men’s underwear, and licensed apparel for a number of colleges and universities, including the University of Georgia, the University of North Carolina at Chapel Hill, the University of Texas, Texas A&M University, The Ohio State University and Wake Forest University.
Some of our trademarks are licensed to third parties, such as Champion for footwear and athletic-oriented accessories. In the United States and Canada, the Playtex trademark is owned by Playtex Marketing Corporation, of which we own a 50% interest and which grants to us a perpetual royalty-free license to the Playtex trademark on and in connection with the sale of apparel in the United States and Canada. In Europe, we license the Playtex and Wonderbra trademarks to the DIM Brands International Group for the sale of innerwear products in the European Union, the United Kingdom and a number of European countries. The DIM Brands International Group also has the right to distribute Maidenform-branded innerwear products in the European Union, the United Kingdom, and several other European countries. Outside the United States and Canada, we own the Playtex trademark and perpetually license such trademark to an unaffiliated third party for non-apparel products. We own the Berlei trademark in Australia, New Zealand, South Africa and a limited number of smaller jurisdictions. Apart from these jurisdictions, the Berlei trademark is owned by an unaffiliated third party in most major markets, including Japan, China, the United States and the European Union. Our trademarks are important to our marketing efforts and have substantial value.
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
We place high importance on product innovation and design, and a number of these innovations and designs are the subject of patents. When appropriate, we take the necessary steps to enforce our patent rights against infringement. However, we do not regard any segment of our business as being dependent upon any single patent or group of related patents. In addition, we own proprietary trade secrets, technology and know-how that we have not patented.
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
Sustainability
Unlike most apparel companies, we produce over 70% of our total unit volume in facilities we own or control. Owning the majority of our supply chain not only impacts cost, scale and flexibility, but also allows us to adhere to best-in-class management and environmental practices. We are protective of our strong reputation for corporate citizenship and social responsibility and proud of our significant achievements in the areas of environmental stewardship, workplace quality and community building.

Issues such as climate change, water stress and unethical labor or human rights practices within supply chains pose risks to our business and our ability to produce our products in an ethical and sustainable manner. We assess and evaluate these risks annually as part of our Enterprise Risk Management process, which is overseen by the Audit Committee of our Board of Directors. We also have a dedicated team responsible for managing our global sustainability program. Our Chief Executive Officer is responsible for setting overall business strategy, including our commitment to sustainability. He directly oversees our Sustainability Executive Steering Committee which has ultimate management oversight of our global sustainability program and meets quarterly to assess the program’s effectiveness. To drive the program across our entire organization on a global basis, we have also put in place internal resources from multiple countries and functional areas who are responsible for executing our global sustainability initiatives and goals.
We approach sustainability from a broad, holistic perspective and focus our efforts in areas addressed by the United Nations’ Sustainable Development Goals, such as: good health and well-being; quality education; gender equality; climate action; clean water and sanitation; affordable and clean energy; economic growth; reduced inequalities; and responsible consumption and production. In late 2020, we continued our commitment to making the world a more comfortable, livable and inclusive place by establishing wide-ranging 2025/2030 global sustainability goals and launching a sustainability website www.hbisustains.com. This website is designed to increase our transparency and reporting on key metrics and updated yearly to track progress against our long-term goals. Key highlights of our 2030 global sustainability goals include:
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
•Product: By 2030, move to 100% recycled or degradable polyester and sustainably sourced cotton. At an even quicker pace, eliminate all single-use plastics (or ensure that those not eliminated are commonly recyclable or compostable) and reduce packaging weight by 25%.
We have made excellent progress against these goals, and these efforts build upon our long-standing commitment to sustainability. Hanesbrands earned a leadership level A- score in both the 2023 CDP Climate Change Report and the 2023 CDP Water Security Report, placing us at the top of a list of nearly 21,000 companies rated. We have received either the U.S. Environmental Protection Agency Energy Star Sustained Excellence Award or Partner of the Year Award for 14 consecutive years. In late 2021, we submitted new science-based greenhouse gas goals to the Science-Based Targets Initiative (“SBTi”) which call for an additional 50% reduction in direct emissions and 30% reduction in indirect emissions by 2030. These goals were formally approved by SBTi in 2023. We are also members of the Fair Labor Association, and the Sustainable Apparel Coalition and we have been recognized for our socially responsible business practices by such organizations as social compliance rating group, Baptist World Aid, Oxfam Australia, Fundahrse, Fundemas, Corporate Responsibility magazine and others.
Human Capital Management
Employees and Labor Relations
As of December 30, 2023, we had approximately 48,000 employees, of which approximately 90% (approximately 43,000 employees) are located outside the United States. Approximately 80% of our employees (approximately 38,000 employees) are employed in our large-scale supply chain facilities located primarily in Central America, the Caribbean Basin and Asia. Approximately 98% of our employees (approximately 47,000 employees) consist of full-time employees. As of December 30, 2023, two employees in the United States were covered by collective bargaining agreements. A significant portion of our employees based in foreign countries are represented by unions or are subject to trade-sponsored or governmental agreements.
Health and Safety
We prioritize the health and safety of our employees. We have created and implemented processes and training programs to maintain safe and healthy work environments in our offices, manufacturing facilities, distribution centers and retail stores, and we review and monitor our performance closely. During the year ended December 30, 2023, our Occupational Safety and Health Administration (“OSHA”) recordable rate was 0.33, compared to 0.27 prior year. We offer employee benefits to our global workforce to ensure access to care, including onsite wellness clinics and mental health resources.
Diversity and Inclusion
As a global company operating in approximately 30 countries on six continents, our employees represent different backgrounds, ethnicities, cultures, religions, genders, sexual orientations and ages. We believe these different perspectives strengthen our business and we strive to build an inclusive culture. As of December 30, 2023, our global workforce was approximately 30% male and 70% female, and of our domestic workforce, our employees were approximately 52% white, approximately 22% Black or African American, approximately 17% Hispanic, approximately 4% Asian, approximately 1% American Indian or Alaskan Native and approximately 3% two or more races or other. As of December 30, 2023, our representation of people of color at the senior manager and above levels within our U.S. workforce remained at approximately 19%, and representation of women at the senior manager and above levels within our U.S. workforce was approximately 52% (as compared to 50% in 2022). We will continue to track these metrics in connection with our 2025 diversity goals.
Talent Development
Our talent strategy is focused on attracting the best global talent, recognizing and rewarding their performance, and continually developing, engaging and retaining them. We regularly review succession plans and conduct annual assessments to identify talent needs, assess how we are positioned from a talent perspective, and prioritize actions to identify and develop talent. We also cultivate a learning environment that drives individual and business results by developing employees to reach their full potential. HBI University, our global learning platform, provides employees with access to thousands of e-learning courses, as well as instructor-led and virtual courses to strengthen technical skills, leadership, productivity, business acumen and soft skills. During 2023, more than 60,000 micro-learning and other online courses were completed globally. In addition, world-class management and leadership development programs in our large manufacturing hubs in Central America, the Caribbean Basin and Asia provide the foundational skills required for key talent and rising managers in our global supply chain and develop capacities for current and future leaders of the organization.
Culture and Engagement
Our latest survey completed in 2023 had a participation rate of approximately 58% of the employees surveyed. The survey results indicated that we excel in areas including: overall engagement, clear expectations and a link between employees’ work and our goals and objectives, understanding strategic goals of the organization, and employees finding their jobs challenging and interesting.

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
Strategic Risks
Our future success depends in part on our ability to successfully implement our strategic plan and achieve our global business strategies, including our Full Potential transformation plan and our global Champion performance plan.
We are implementing a significant number of strategic initiatives focused on building a consumer-centric company, accelerating growth across business segments, enhancing our capabilities and strengthening the foundation of our company. There can be no assurance that these or other future strategic initiatives will be successful to the extent we expect, or at all. Furthermore, we are investing significant resources in these initiatives, and the costs of the initiatives may outweigh their benefits. We cannot assure you that our management will be able to manage these initiatives effectively or implement them successfully. If we miscalculate the resources or time we need to complete these strategic initiatives or fail to implement them effectively or at all, our business and operating results could be adversely affected.
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
If our advertising, marketing, promotional and innovation programs are unsuccessful, or if our competitors are more effective with their programs than we are, our sales could be negatively affected.
Ineffective advertising, marketing, promotional and innovation programs could inhibit our ability to maintain brand relevance and could ultimately decrease sales. While we use social media, websites, mobile applications, email, print and television to promote our products and attract customers, some of our competitors may expend more for their programs than we do, or use different approaches than we do that prove more successful, any of which may provide them with a competitive advantage. We invest in product innovation in an effort to drive consumer interest in, and increase demand for, our products and to differentiate our products in the market, though some of our competitors’ innovation programs may be better funded or be more positively received by consumers, resulting in a competitive advantage for those competitors. If our programs are not effective or require increased expenditures that are not offset by increased sales, our revenue and results of operations could be negatively impacted.
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
Despite our policies, procedures and programs designed to ensure the integrity of our information technology systems, we may not be effective in identifying and mitigating every risk to which we are exposed, and we have experienced a ransomware attack that we previously disclosed (see the section captioned “Overview - Ransomware Attack” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below). Furthermore, from time to time we rely on information technology systems which may be managed, hosted, provided and/or accessed by third parties or their vendors to assist in conducting our business. Such relationships and access may create difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after a breach.
Hackers and data thieves are increasingly sophisticated and operate large-scale and complex attacks that may include computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks and large-scale automated attacks, phishing, social engineering, hacking and other cyber-attacks. Breaches of our network or databases, or those of our third-party providers, may result in the loss of valuable business data, misappropriation of our consumers’ or employees’ personal information, or a disruption of our business, which could give rise to unwanted media attention, impair our ability to order materials, make and ship orders, and process payments, materially damage our customer relationships and reputation, and result in lost sales, fines or lawsuits.
Moreover, there are numerous laws and regulations regarding privacy and the storage, sharing, use, processing, transfer, disclosure and protection of personal data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between states within a country or between countries. Globally, data privacy laws, such as the General Data Protection Regulation (“GDPR”) and the Network and Information Systems Directive (“NISD”) in Europe, the United Kingdom General Data Protection Regulation (“UK-GDPR”) in the United Kingdom, state laws in the U.S. on privacy, data and related technologies, such as the California Consumer Privacy Act and amendments from the California Privacy Rights Act (together, “CPRA”) create new compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. Non-compliance with these laws could result in penalties or significant legal liability. Although we take reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of a data security incident or allegations of a privacy or data protection violation. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings, and potentially significant monetary penalties, against us by governmental entities or others, damage to our reputation and credibility, and could have a negative impact on revenues and profits.
We must successfully implement our new global enterprise resource planning system and maintain and upgrade our IT systems, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.
From time to time, we expand and improve our IT systems to support our business going forward. Consequently, we are in the process of implementing, and will continue to invest in and implement, modifications and upgrades to our IT systems and procedures, including making changes to legacy systems or acquiring new systems with new functionality, and building new policies, procedures, training programs and monitoring tools.
We are engaged in the implementation of a new global enterprise resource planning system (“ERP”), which requires significant investment of human and financial resources. The ERP is designed to efficiently maintain our financial records and provide information important to the operation of our business to our management team. In implementing the ERP, we may experience significant increases to inherent costs and risks associated with changing and acquiring these systems, policies, procedures and monitoring tools, including capital expenditures, additional operating expenses, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems policies, procedures or monitoring tools into our current systems. Any significant disruption or deficiency in the design and implementation of the ERP may adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations, maintain effective disclosure controls and internal control over financial reporting or otherwise operate our business. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, difficulties with implementing new technology systems, such as ERP, delays in our timeline for planned improvements, significant system failures or our inability to successfully modify our IT systems, policies, procedures or monitoring tools to respond to changes in our business needs in the past have caused and in the future may cause disruptions in our business operations, increase data security risks, and may have a material adverse effect on our business, financial condition and results of operations.

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
In 2023, our top 10 customers accounted for approximately 49% of our total net sales. Our top customer, Walmart, accounted for 18% of our total net sales in 2023. We expect that these customers will continue to represent a significant portion of our net sales in the future. Moreover, our top customers are the largest market participants in our primary distribution channels across all of our product lines. We generally do not enter into purchase agreements that obligate our customers to purchase our products, and as a result, most of our sales are made on a purchase order basis. A decision by any of our top customers to significantly decrease the volume of products purchased from us could substantially reduce revenues and may have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, if any of our customers devote less selling space to apparel products in general or our products specifically, our sales to those customers could be reduced even if we maintain our share of their apparel business.
Our results of operations could be materially harmed if we are unable to manage our inventory effectively and accurately forecast demand for our products.
We are faced with the ongoing challenge of balancing our inventory levels with our ability to meet marketplace needs. As a result, our ability to accurately forecast demand for our products can be adversely affected by a variety of factors, including our ability to anticipate and respond effectively to evolving consumer preferences and trends and to translate these preferences and trends into marketable product offerings, as well as unanticipated changes in general economic conditions or other factors, which result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers.
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
Additionally, sudden decreases in the costs for materials may result in the cost of inventory exceeding the cost of new production; if this occurs, it could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly if we hold a large amount of excess inventory. Excess inventory charges can reduce gross margins or result in operating losses, lowered plant and equipment utilization and lowered fixed operating cost absorption, all of which could have a material adverse effect on our business, results of operations, financial condition or cash flows or our ability to satisfy certain covenants in our Senior Secured Credit Facility.
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
Public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases have disrupted, and could in the future disrupt, our operations and materially and adversely affect our business, financial condition, and results of operations.
Widespread public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases, such as the COVID-19 pandemic, have had, and could in the future have, a material adverse effect on our business, financial condition, and results of operations. The full extent to which a global health crisis may impact our business and operating results would depend on future developments that are highly uncertain and cannot be accurately predicted, including new medical and other information that may emerge as a result and the actions by governmental entities or others to contain it or treat its impact.
The impacts of a severe health crisis could pose the risk that we or our employees, suppliers, customers and others may be restricted or prevented from conducting, or adversely modify, our business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities. A global health crisis could also impact our customers’ purchasing behavior or decisions, including reduced demand for our products that could continue for an extended period of time.
Any or all of the foregoing in jurisdictions where we or our customers, suppliers, or operations are located have had and could in the future have a material adverse effect on our business, results of operations, cash flows, and financial condition. In addition, fluctuations in demand and other implications associated with public health emergencies have resulted in, and could in the future result in, certain supply chain constraints and challenges.
The risks associated with climate change and other environmental impacts and increased focus by stakeholders on corporate responsibility issues, including those associated with climate change, could negatively affect our business and operations.
Our business is susceptible to risks associated with climate change, including through disruption to our supply chain and the productivity of our contract manufacturing, potentially impacting the production and distribution of our products and availability and pricing of raw materials. Large portions of our supply chain are located in Central America and the Caribbean, where there has been a steady surge of hurricanes in recent years. Increased frequency and intensity of weather events (such as storms and floods) due to climate change could also lead to more frequent store closures and/or lost sales as customers prioritize basic needs.
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
We had approximately 48,000 employees worldwide as of December 30, 2023, and our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to United States or foreign employment regulations.
We had approximately 48,000 employees worldwide as of December 30, 2023, approximately 43,000 of whom were outside of the United States. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. A significant increase in minimum wage or overtime rates in countries where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our margins.
In addition, a significant number of our international employees are represented by unions or are subject to trade sponsored or governmental agreements. If there were a significant increase in the number of our employees who are members of labor organizations or become parties to collective bargaining agreements, we would become vulnerable to a strike, work stoppage or other labor action by these employees that could have an adverse effect on our business.
Financial Risks
Our business depends on consumer purchases of discretionary items, which can be negatively impacted during an economic downturn or periods of inflation. This could materially impact our sales, profitability, results of operations and financial condition.
Many of our products may be considered discretionary items for consumers. Many factors impact discretionary spending, including general economic conditions, unemployment, the availability of consumer credit and inflationary pressures and consumer confidence in future economic conditions. Global economic conditions may continue to be uncertain, including the potential impacts of the ongoing military conflict in Ukraine and the conflict in the Middle East, and the potential impacts of inflation volatility in the United States (our largest market), as well as globally, remain unknown, making trends in consumer discretionary spending unpredictable. Historically, consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may lead to declines in sales and slow our long-term growth expectations. Any near or long-term economic disruptions in markets where we sell our products, particularly in the United States, Asia Pacific or other key markets, may negatively impact and materially harm our sales, profitability and financial condition and our prospects for growth. In addition, we are unable to predict whether consumer preferences for discretionary items will shift and the level of consumer spending within our industry will be negatively impacted for a period of time as a result of the ongoing conflict in Russia-Ukraine, Middle East conflicts and other economic uncertainty. If this were to occur, our sales and prospects for growth may be negatively impacted.
Additionally, we primarily operate our own manufacturing facilities and over 70% of the apparel units that we sell are manufactured in our own facilities or those of dedicated contractors. While we believe that our internal manufacturing capability is a strong competitive advantage in terms of cost of goods and operational efficiency, and despite our efforts to build flexibility into our manufacturing process, in the event of a sudden, material decrease in demand for our products, particularly in the United States, Asia Pacific or other key markets for any of the reasons stated above, even if we successfully adjust production to mitigate excess inventory levels, we may not be able to fully mitigate our fixed costs related to our manufacturing footprint such as wages, manufacturing time-out costs and depreciation in the near term for us to quickly and sufficiently adapt to adverse market conditions. If this were to occur, there could be a material adverse effect to our results of operations, financial condition and profitability.

Significant fluctuations and volatility in the price of various input costs, such as cotton and oil-related materials, utilities, freight and wages, may have a material adverse effect on our business, results of operations, financial condition and cash flows.
Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, we have recently experienced significant inflation in labor, materials and shipping costs. The cost of the materials that are used in our manufacturing process, such as oil-related commodities and other raw materials, including cotton, dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Similarly, a significant portion of our products are manufactured in other countries and declines in the value of the U.S. dollar may result in higher manufacturing costs. In addition, sudden decreases in the costs for materials may result in the cost of inventory exceeding the cost of new production, which could result in lower profitability, particularly if these decreases result in downward price pressure. If, in the future we incur volatility in the costs for materials and labor that we are unable to offset through price adjustments or improved efficiencies, or if our competitors’ unwillingness to follow our price changes results in downward price pressure, our business, results of operations, financial condition and cash flows may be adversely affected.
Our profitability may decline or our growth may be negatively impacted as a result of increasing pressure on pricing.
Our industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may cause us to reduce our prices to retailers and consumers or engage in more promotional activity than we anticipate, which could negatively impact our margins and cause our profitability to decline if we are unable to offset price reductions with comparable reductions in our operating costs. Ongoing and sustained promotional activities could negatively impact our brand image. On the other hand, if we are unwilling to engage in promotional activity on a scale similar to that of our competitors, for instance, to protect our premium brand positioning, and unable to simultaneously offset declining promotional activity with increased sales at premium price points, our ability to achieve short-term growth targets may be negatively impacted, which could have a material adverse effect on our results of operations, financial condition and the price of our stock.
We are subject to certain risks as a result of our indebtedness.
Our indebtedness primarily includes (i) our senior secured credit facility (the “Senior Secured Credit Facility”), which includes a $1 billion revolving loan facility due 2026 (the “Revolving Loan Facility”), a portion of which is available to be borrowed in Euros or Australian dollars, a $1 billion term loan facility due 2026 (the “Term Loan A Facility”) and a $900 million term loan facility due 2030 (the “2023 Term Loan B Facility”) (ii) our $600 million 9.000% Senior Notes due 2031 (the “9.000% Senior Notes”), (iii) our $900 million 4.875% Senior Notes due 2026 (the “4.875% Senior Notes”) and (iv) our accounts receivable securitization facility due 2024 (the “ARS Facility”), which permits borrowings up to $225 million.
The Senior Secured Credit Facility, as amended, contains restrictions that affect, and in some cases significantly limit or prohibit, among other things, our ability to borrow funds, pay dividends or make other distributions, make investments, engage in transactions with affiliates, or create liens on our assets. Covenants in the Senior Secured Credit Facility and the ARS Facility require us to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization), or leverage ratio. Subject to restrictions in the Senior Secured Credit facility, as amended, we may add one or more tranches of term loans or increase the commitments under the Revolving Loan Facility after the Extended Covenant Relief Period has ended so long as certain conditions are satisfied, including, among others, that no default or event of default is in existence, we are in pro forma compliance with the financial covenants set forth in the Senior Secured Credit Facility and our senior secured leverage ratio is not greater than 3.50 to 1.00 on a pro forma basis after giving effect to the incurrence of such indebtedness.
The November 2023 amendment to the Senior Secured Credit Facility effected changes to certain provisions and covenants under the Senior Secured Credit Facility, including changes to certain covenants and provisions that were previously amended in November 2022 and February 2023, during the period beginning with the fiscal quarter ending December 30, 2023 and continuing through the fiscal quarter ending September 27, 2025, or such earlier date as we may elect (such period of time, the “Extended Covenant Relief Period”), including: (a) an extension of the original Covenant Relief Period from March 30, 2024 to September 27, 2025; (b) an increase in the maximum leverage ratio to 6.75 to 1.00 for the quarters ending December 30, 2023 and March 30, 2024, 6.63 to 1.00 for the quarters ending June 29, 2024 and September 28, 2024, 6.38 to 1.00 for the quarter ending December 28, 2024, 5.63 to 1.00 for the quarter ending March 29, 2025, 5.25 to 1.00 for the quarter ending June 28, 2025, and 5.00 to 1.00 for the quarter ending September 27, 2025, reverting back to 4.50 to 1.00 for each quarter after the Extended Covenant Relief Period has ended; and (c) a reduction of the minimum interest coverage ratio to 1.63 to 1.00 for the quarters ending December 30, 2023 through September 28, 2024, 1.75 to 1.00 for the quarter ending December 28, 2024, 2.00 to 1.00 for the quarter ending March 29, 2025, 2.25 to 1.00 for the quarter ending June 28, 2025, and 2.50 to 1.00 for the quarter ending September 27, 2025 and each quarter after the Extended Covenant Relief Period has ended. The November 2023 amendment also included the following additional baskets and restrictions: (a) an additional basket for permitted asset sales of $60 million; (b) suspended our reinvestment rights with respect to net proceeds in respect of certain asset sales (including the additional asset sale basket described in (a) above) and casualty and condemnation events (requiring us to prepay the credit agreement term loan obligations with such net proceeds, subject to step-downs for such prepayment requirement based on the leverage ratio); (c) reduced the cap on our general lien basket from $165 million to $85 million during the Extended Covenant Relief Period; (d) reduced the maximum amount for incremental facilities secured by a lien to $100 million during the Extended Covenant Relief Period; and (e) suspended the payment of annual dividends during the Extended Covenant Relief Period, which will revert back to the greater of (x) $350 million and (y) 8.0% of Total Tangible Assets after the Extended Covenant Relief Period has ended. In addition, the November 2023 amendment increased the applicable interest rate margins and commitment fee rates based on the leverage ratio during the Extended Covenant Relief Period.
Prior to the November 2023 amendment, we amended the Senior Secured Credit Facility in November 2022 and February 2023. These prior amendments included changes to certain provisions and covenants under the Senior Secured Credit Facility that were extended to September 27, 2025 but otherwise were not impacted by the November 2023 amendment, including: (a) suspension of restricted payments in connection with share repurchases; (b) suspension of restricted payments pursuant to our leverage ratio-based and "Available Amount" restricted payments baskets; (c) suspension of our “Available Amount” basket for investments in foreign subsidiaries and other investments; (d) suspension of the 0.50 to 1.00 increase in the maximum permitted consolidated net total leverage ratio resulting from a material permitted acquisition; and (e) the addition of two new tiers to the top of the pricing grid if the maximum consolidated net total leverage ratio exceeds 5.00 to 1.00 and 5.50 to 1.00. In addition, the November 2022 amendment permanently transitioned the Senior Secured Credit Facility from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) with a 10 basis points credit spread adjustment already included in the Senior Secured Credit Facility.
The indentures governing the Senior Notes also restrict our ability to incur additional secured indebtedness and contain other customary covenants and restrictions.
These restrictions and covenants could limit our ability to obtain additional capital in the future to fund capital expenditures or acquisitions, meet our debt payment obligations and capital commitments, fund any operating losses or future development of our business affiliates, obtain lower borrowing costs that are available from secured lenders or engage in advantageous transactions that monetize our assets or conduct other necessary or prudent corporate activities. Any failure to comply with these covenants and restrictions could impact our ability to maintain compliance with our amended financial covenants and require us to seek additional amendments to the Senior Secured Credit Facility. If we are not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, our lenders could require us to repay our outstanding debt. In that situation, we may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
The lenders under the Senior Secured Credit Facility have received a pledge of substantially all of our existing and future direct and indirect U.S. subsidiaries and certain foreign subsidiaries, with certain customary or agreed-upon exceptions for certain subsidiaries. Additionally, these lenders generally have a lien on substantially all of our assets and the assets of our U.S. subsidiaries and certain other foreign subsidiaries, with certain exceptions. The financial institutions that are party to the ARS Facility have a lien on certain of our domestic accounts receivable. As a result of these pledges and liens, if we fail to meet our payment or other obligations under the Senior Secured Credit Facility, the lenders under that facility will be entitled to foreclose on substantially all of our assets and, at their option, liquidate these assets, and if we fail to meet our repayment or other obligations under the ARS Facility, the secured parties under that facility will be entitled to take control of our accounts receivable pledged to them and all collections on those receivables, and direct our obligors to make payment on such receivables directly to the secured parties, which in each case would adversely impact the operations of our business.
Borrowings under the Senior Secured Credit Facility bear interest at a variable rate based on, at our option, either the SOFR or an alternative base rate (both as defined in the Senior Secured Credit Facility), or the appropriate SOFR benchmark for non-U.S. dollar borrowings, plus, in each case, an applicable margin that is based on our leverage ratio (as defined in the Senior Secured Credit Facility).
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

Based on our current expectations and forecasts of future earnings and cash flows, we believe we have sufficient cash and available borrowings to support our operations and key business strategies for at least the next 12 months and we currently believe our cash flows and available borrowings, together with our access to the capital markets, are sufficient to support our longer term liquidity needs as well. However, we cannot be certain that we will be able to replace our existing credit facilities or refinance our existing or future debt at a reasonable cost when necessary. The ability to have continued access to reasonably priced credit is dependent upon our current and future capital structure, financial performance, our credit ratings and general economic conditions. If we are unable to access the capital markets at a reasonable economic cost, it could have an adverse effect on our results of operations or financial condition.
We may be adversely impacted by the failure to successfully execute acquisitions and divestitures and integrate acquired operations.
From time to time, and as permitted by the requirements of the agreements governing our indebtedness, we may engage in or seek to engage in strategic transactions such as acquisitions or divestitures. The success of any acquisition or divestiture depends on the Company’s ability to identify opportunities that help the Company meet its strategic objectives, consummate a transaction on favorable contractual terms, and achieve expected returns and other financial or operational benefits.
Acquisitions require us to integrate efficiently the acquired business or businesses, which involves a significant degree of difficulty and risk, including the following:
•integrating the operations and business cultures of the acquired businesses while carrying on the ongoing operations of the businesses we operated prior to the acquisitions;
•managing a larger company than before consummation of the acquisitions;
•the possibility of faulty assumptions underlying our expectations regarding the prospects of the acquired businesses;
•coordinating a greater number of diverse businesses and businesses located in a greater number of geographic locations;
•attracting and retaining the necessary personnel associated with the acquisitions;
•creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters; and
•expectations about the performance of acquired trademarks and brands and the fair value of such trademarks and brands.
Divestitures present unique financial and operational risks, including diverting management attention from the existing core business, separating personnel and financial data and other systems, impairments, and adversely affecting existing business relationships with suppliers and customers.
In addition, the process of completing any acquisitions or divestitures may be time-consuming and involve significant costs and expenses, which may be significantly higher than what we anticipate and may not yield a benefit if the transactions are not completed successfully, and executing these transactions may require significant time and attention from our senior management and employees. In situations where acquisitions or divestitures are not successfully implemented or completed, or the expected benefits of such acquisitions or divestitures are not otherwise realized, the Company’s business or financial results could be negatively impacted.
Fluctuations in foreign currency exchange rates and interest rates could negatively impact our results of operations.
A significant percentage of our total revenues (approximately 31% in 2023) is derived from markets outside the United States. We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase many of our raw materials, pay a portion of our wages and make other payments to participants in our supply chain in foreign currencies. As a result, when the U.S. dollar weakens against any of these currencies, our cost of sales could increase substantially. Outside the United States, we may pay for materials or finished products in U.S. dollars, and in some cases a strengthening of the U.S. dollar could effectively increase our costs where we use foreign currency to purchase the U.S. dollars we need to make such payments. Changes in foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows. We are also exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of operating results and financial position of our foreign subsidiaries.
A significant portion of our debt (55% of our total debt outstanding as of December 30, 2023) bears interest at variable rates. As a result, we are exposed to changes in market interest rates that could impact the cost of servicing our debt. Changes in interest rates could have an adverse impact on our financial condition, results of operations and cash flows.

We use forward foreign exchange contracts and have used cross-currency swap contracts to hedge material exposure to adverse changes in foreign currency exchange rates. In addition, we use interest rate contracts to hedge a portion of our variable interest payments on our debt that could impact the cost of servicing our debt. However, no hedging strategy can completely insulate us from foreign exchange and interest rate risk.
Our balance sheet includes a significant amount of intangible assets and goodwill. A decline in the estimated fair value of an intangible asset or of a business unit could result in an asset impairment charge, which would be recorded as a noncash expense in our Consolidated Statements of Operations.
Goodwill, trademarks and other identifiable intangible assets must be tested for impairment at least annually. The fair value of the goodwill assigned to a business unit could decline if projected revenues or cash flows were to be lower in the future due to effects of the global economy or other causes. If the carrying value of intangible assets or of goodwill were to exceed its estimated fair value, the asset would be written down to its fair value, with the impairment loss recognized as a noncash charge in the Consolidated Statements of Operations.
As of December 30, 2023, we had approximately $1.1 billion of goodwill and $1.2 billion of trademarks and other identifiable intangible assets on our balance sheet, which together represent 42% of our total assets. No impairment was identified in 2023. However, we noted meaningful declines in the fair value cushion above the carrying value for three reporting units. The decline in the U.S. Activewear reporting unit fair value cushion was driven by the continued challenging activewear market dynamics and the impact of continued strategic actions geared toward improving Champion’s brand position, regaining momentum and positioning the business for long-term profitable growth through a more disciplined product and channel segmentation approach, a shift in mix and assortment changes, which continue to weigh on the reporting unit’s financial results and resulted in a fair value that exceeded the carrying value by less than 10% at the time the analysis was performed. The decline in the fair value cushions of the Champion Europe and Australia reporting units was primarily driven by continued macroeconomic pressures impacting consumer spending which resulted in fair value cushions that exceeded their carrying values by less than 15% at the time the analysis was performed. As a result, the goodwill associated with these three reporting units was considered to be at a higher risk for future impairment if economic conditions worsen or reporting unit earnings and operating cash flows do not recover as currently estimated by management. As of December 30, 2023, the combined goodwill associated with these three reporting units was approximately $685 million. Changes in the future outlook of a business unit could result in an impairment loss, which could have a material adverse effect on our results of operations and financial condition.
Market returns could have a negative impact on the return on plan assets for our pension, which may require significant funding.
The plan assets of our pension plans, which had a gain of approximately 8% during 2023 and a loss of approximately 10% during 2022, are invested mainly in domestic and international equities, bonds, hedge funds and real estate. We are unable to predict the variations in asset values or the severity or duration of any disruptions in the financial markets or adverse economic conditions in the United States, Europe and Asia. The funded status of these plans, and the related cost reflected in our consolidated financial statements, are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006 (the “Pension Protection Act”), losses of asset values may necessitate increased funding of the plans in the future to meet minimum federal government requirements. Under the Pension Protection Act funding rules, our U.S. qualified pension plans are approximately 93% funded as of December 1, 2023. Any downward pressure on the asset values of these plans would increase our pension expense, which may require us to fund obligations earlier than we had originally planned and have a negative impact on cash flows from operations.
Legal, Tax, Compliance, Reputational and Other Risks
Our operations in international markets, and our earnings in those markets, may be affected by legal, regulatory, political and economic risks.
During 2023, net sales from our International segment were $1.7 billion, representing approximately 31% of total net sales. In addition, a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, unexpected changes in tariffs, taxes or regulatory requirements, and political unrest and corruption.
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
In addition, political and economic changes or volatility, geopolitical regional conflicts, including the Russia-Ukraine conflict and Middle East conflicts, terrorist activity, piracy or other disruption of critical supply routes, political unrest, civil strife, acts of war, public corruption and other economic or political uncertainties could interrupt and negatively affect our business operations. All of these factors could result in increased costs or decreased revenues and could materially and adversely affect our product sales, financial condition and results of operations.
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
Many of our brands have worldwide recognition, and our financial success is directly dependent on the success of our brands. The success of a brand can suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers. Our results could also be negatively impacted if one of our brands suffers substantial harm to its reputation due to a significant product recall, product-related litigation or the sale of counterfeit products. For example, biotechnology-derived substances, such as bisphenol A ("BPA") is listed as a hazardous chemical under California’s Safe Water and Toxic Environment Act and we have been named in two lawsuits concerning the presence of BPA in certain of our products. To that end, any additional actual or threatened legal actions against us or other companies in our industry regarding the alleged presence of BPA or other similar substances in our products, whether or not justified, could contribute to a perceived safety risk about our products and adversely impact sales or otherwise disrupt our business. Brand value could diminish significantly due to a number of factors, including changing consumer attitudes regarding social issues and consumer perception that we have acted in an irresponsible manner. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative or inaccurate postings or comments on social media or networking websites about our company, its practices or one of its brands could generate adverse publicity that could damage the reputation of our brands.
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
Our effective tax rate could be volatile and materially change as a result of the adoption of new tax legislation and other factors including mix of earnings in countries with lower or higher effective tax rates.
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
The Organization for Economic Co-operation and Development (the “OECD”), an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles, including a global minimum tax initiative. On December 12, 2022, the European Union member states agreed to implement the OECD’s Pillar 2 global corporate minimum tax rate of 15% on companies with revenues of at least $790 million, which would go into effect in 2024. While there is uncertainty whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. The Company will continue to monitor the developing laws.
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
Our trademarks are important to our marketing efforts and have substantial value. We aggressively protect these trademarks and other intellectual property rights from infringement and dilution through appropriate measures, including court actions and administrative proceedings. We are susceptible to others imitating our products and infringing our intellectual property rights. Infringement or counterfeiting of our products could diminish the value of our brands or otherwise adversely affect our business. Actions we have taken to establish and protect our intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of the trademarks and intellectual property rights of others. In addition, unilateral actions in the United States or other countries, such as changes to or the repeal of laws recognizing trademark or other intellectual property rights, could have an impact on our ability to enforce those rights.
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
Our balance sheet includes a significant amount of deferred taxes. Changes in our effective tax rate or tax liability may adversely affect our operating results.
Significant gross deferred tax assets exist on our books and have been reduced by a valuation allowance. Deferred tax assets relate to temporary differences (differences between the assets and liabilities in the consolidated financial statements and the assets and liabilities in the calculation of taxable income) including net operating losses. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits associated with the deferred tax assets will not be realized. Changes in existing valuation allowances and changes in effective tax rates and the assumptions and estimates we have made in jurisdictions with no valuation allowance, as well as our ability to generate sufficient future taxable income in certain jurisdictions, could materially affect our tax obligations or effective tax rate, which could negatively affect our financial condition and results of operations. See Note “Income Taxes” to our consolidated financial statements included in this Annual Report on Form 10-K regarding deferred tax assets and associated valuation allowances recorded in 2023.
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
There can be no assurance that we will choose to declare or be able to declare cash dividends in the future.
In January 2023, our Board of Directors eliminated its prior dividend policy pursuant to which we have historically paid a cash dividend on our common stock on a quarterly basis in order to direct free cash flow toward reducing our debt. The declaration and payment of any dividend in the future will be subject to the approval of our Board of Directors and our dividend may thereafter be discontinued or reduced at any time. Our Board of Directors regularly evaluates our capital allocation strategy and dividend policy, and any future determination to continue to pay dividends, and the amount of such dividends, will be at the discretion of our Board of Directors. Our ability to pay cash dividends is also limited by restrictions or limitations on our ability to obtain sufficient funds through dividends from subsidiaries, as well as by contractual restrictions, including the requirements of the agreements governing our indebtedness. There can be no assurance that we will declare cash dividends in the future in any particular amounts, or at all.
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

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 1C.	Cybersecurity
Risk Management and Strategy
As a part of the Company's overall risk management and compliance programs, we have developed an enterprise cybersecurity program designed to detect, identify, classify and mitigate cybersecurity and other data security threats. Our enterprise cybersecurity program classifies potential threats by risk levels and we typically prioritize our threat mitigation efforts based on those risk classifications, while focusing on maintaining the resiliency of our systems. In recent years, we have increased our investments in our ability to detect, identify, classify and mitigate cybersecurity and other data privacy risks within our environment. In the event we identify a potential cybersecurity, privacy or other data security issue, we have defined procedures for responding to such issues, including procedures that address when and how to engage with Company management, our Board of Directors, other stakeholders and law enforcement when responding to such issues. Additionally, our cybersecurity program is regularly audited by independent third parties, and we incorporate regular information security training as part of our employee education and development program. We maintain cybersecurity insurance as part of our comprehensive insurance portfolio.
Because we are aware of the risks associated with third-party service providers, we also have implemented robust processes to oversee and manage these risks. We conduct security assessments of third-party providers before engagement and maintain ongoing monitoring to help ensure compliance with our cybersecurity standards. In addition, we perform periodic risk assessments of key vendors. This approach is designed to mitigate risks related to potential data breaches or other security incidents originating from or at third-party service providers.

We also understand the importance of collecting, storing, using, sharing and disposing of personal information in a manner that complies with all applicable laws. Our policies provide explanations of the types of information we collect, how we use and share information, and generally describe the measures we take to protect the security of that information. Our policies also describe how customers may initiate inquiries and raise concerns regarding the collection, storage, sharing and use of their personal data.
Some of the other steps we have taken to detect, identify, classify and attempt to mitigate data security and privacy risks include:
•Adopting and periodically reviewing and updating information security and privacy policies and procedures;
•Conducting targeted audits and penetration tests throughout the year, using both internal and external resources;
•Conducting security maturity posture assessments, including engaging an industry-leading, nationally-known third party to independently evaluate our information security maturity on a regular basis;
•Utilizing industry-standard technologies, processes, and capabilities designed to protect our systems and data and detect potential suspicious activity;
•Adopting a vendor risk management program, which includes cybersecurity and data privacy audits, classifying vendor, service provider or business partner risk based on several factors and evaluating and monitoring related risk mitigation efforts;
•Providing security and privacy training and awareness to our employees;
•Conducting periodic phishing simulations to test our employees' responses to suspicious emails and to inform targeted cyber awareness training; and
•Maintaining cyber liability insurance.
We have experienced targeted and non-targeted cybersecurity attacks and incidents in the past, and we could in the future experience similar attacks. For additional information regarding the ransomware attack we announced on May 31, 2022, see the section captioned “Overview - Ransomware Attack” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Other than this ransomware attack, as of the date of this report and for the years presented, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, our business strategy, results of operations or financial condition. For additional information regarding the risks from cybersecurity threats we face, see the section captioned “Operational Risks - Any inadequacy, interruption, integration failure or security breach with respect to our information technology could harm our ability to effectively operate our business and have a material adverse effect on our business, results of operations, financial condition and cash flows” under Part I, Item 1A “Risk Factors” above.
Governance
Our Board of Directors recognizes the important role of information security and mitigating cybersecurity and other data security threats, as part of our efforts to protect and maintain the confidentiality and security of customer, employee and vendor information, as well as non-public information about our Company. Although the Board as a whole is ultimately responsible for the oversight of our risk management function, the Board uses its committees to assist in its risk oversight function. The Audit Committee of our Board of Directors has primary responsibility for oversight of risk assessment and risk management, including risks related to cybersecurity and other technology issues.
The Board regularly reviews our cybersecurity and other technology risks, controls and procedures. The Board receives reports from our Chief Executive Officer and Chief Information Officer at least twice annually regarding our cybersecurity framework, as well as our plans to mitigate cybersecurity risks and to respond to any data breaches. In addition, our cybersecurity infrastructure is overseen by our Chief Information Security Officer, who reports to our Chief Information Officer. Our Chief Information Security Officer has served in various roles in information technology and information security for over 20 years, including most recently leading the information security function of McCormick & Company. He holds a Ph.D. in information assurance & security, along with industry certifications that include ISACA Certified Data Privacy Solutions Engineer and Certified Information Security Manager and EC-Council’s Certified Chief Information Security Officer certification. Our Chief Information Officer reports to our Chief Executive Officer and has served in various roles in information technology and information security for over 25 years, including as head of enterprise architecture for VF Corporation. Our Chief Information Officer holds an MBA along with various industry certifications, including SAP Enterprise Architect certification and TOGAF certification.
Furthermore, management of Hanesbrands prepares, and the Audit Committee reviews and discusses, an annual assessment of our risks on an enterprise-wide basis. We conduct a rigorous enterprise risk management program that is updated annually and is designed to bring to the Audit Committee’s attention our most material risks for evaluation, including cybersecurity risks.

Item 2.	Properties
We own and lease properties supporting our administrative, manufacturing, distribution and direct retail activities. As of December 30, 2023, we owned and leased properties in approximately 30 countries, including 27 manufacturing facilities and 42 distribution centers, as well as office facilities. The leases for these properties expire between 2024 and 2057, with the exception of some seasonal warehouses that we lease on a month-by-month basis. As of December 30, 2023, we also operated 196 retail and direct outlet stores in the United States and the Commonwealth of Puerto Rico and 635 retail and outlet stores internationally, most of which are leased. We believe that our facilities, as well as equipment, are in good condition and meet our current business needs.
We own our approximately 470,000 square-foot headquarters located in Winston-Salem, North Carolina, which houses our various sales, marketing and corporate business functions. Research and development as well as certain product-design functions also are located in Winston-Salem, while other design functions are located in a mix of leased and owned facilities in New York City, New York and Lenexa, Kansas, as well as several international cities.
Our products are manufactured through a combination of facilities we own and operate and facilities owned and operated by third-party contractors who perform some of the steps in the manufacturing process for us, such as cutting and/or sewing. We source the remainder of our finished goods from third-party manufacturers who supply us with finished products based on our designs. Our largest manufacturing facilities include an approximately 1.1 million square-foot owned facility located in San Juan Opico, El Salvador and an approximately 600,000 square-foot owned facility located in Bonao, Dominican Republic. We distribute our products from 42 distribution centers. These distribution centers include 14 facilities located in the United States and 28 facilities located outside the United States in regions where we manufacture and sell our products. Our largest distribution facilities include an approximately 1.3 million square-foot leased facility located in Perris, California, an approximately 900,000 square-foot leased facility located in Rural Hall, North Carolina and an approximately 700,000 square-foot owned facility located in Martinsville, Virginia.
The following table summarizes the properties primarily used by our segments as of December 30, 2023:

	Owned Square Feet	Leased Square Feet	Total
Properties by Segment(1)
Innerwear	1,951,752	4,606,033	6,557,785
Activewear	2,458,519	2,908,588	5,367,107
International	284,756	3,696,740	3,981,496
Other	—	858,656	858,656
Totals	4,695,027	12,070,017	16,765,044

(1)Excludes vacant land, facilities under construction, facilities not yet in operation or leases not yet commenced, facilities no longer in operation intended for disposal, apartments/residences, sourcing offices not associated with a particular segment, and office buildings housing corporate functions.

Item 3.	Legal Proceedings
We are named in a putative class action in connection with our previously disclosed ransomware incident, entitled Toussaint et al. v. HanesBrands,[sic] Inc. This lawsuit was filed on April 27, 2023, and is pending in the United States District Court for the Middle District of North Carolina, and follows the consolidation of two previously pending lawsuits, entitled Roman v. Hanes Brands,[sic] Inc., filed October 7, 2022, and Toussaint v. HanesBrands,[sic] Inc., filed October 14, 2022. The lawsuit alleges, among other things, negligence, negligence per se, breach of implied contract, invasion of privacy, unjust enrichment, breach of implied covenant of good faith and fair dealing and unfair business practices under the California Business and Professions Code. The pending lawsuit seeks, among other things, monetary and injunctive relief. We are vigorously defending the pending matter and believe the case is without merit. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations. However, at this stage in the proceedings, we are not able to determine the probability of the outcome of this matter or a range of reasonably expected losses, if any.
We are also subject to various claims and legal actions that occur from time to time in the ordinary course of our business. However, we are not party to any pending legal proceedings, including the pending lawsuits in connection with the previously disclosed ransomware incident described above, that we believe could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for our Common Stock
Our common stock currently is traded on the New York Stock Exchange, or the “NYSE,” under the symbol “HBI.” We have not made any unregistered sales of our equity securities.
Holders of Record
On February 9, 2024, there were 12,562 holders of record of our common stock.
Issuer Repurchases of Equity Securities
We did not repurchase any of our common stock during the quarter or the year ended December 30, 2023.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the comparable cumulative return of the S&P MidCap 400 Index, S&P SmallCap 600 Index, and the S&P 1500 Apparel, Accessories & Luxury Goods Index. The graph assumes that $100 was invested in our common stock and each index on December 29, 2018. In March 2023, the Company was moved from the S&P MidCap 400 to the S&P SmallCap 600, as a result of which, the broad equity market index used in the Stock Performance Graph going forward is expected to be the S&P SmallCap 600. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of December 30, 2023:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (1)
	(amounts in thousands, except per share data)
Plan Category
Equity compensation plans approved by security holders	6,608	$0.65	22,020
Equity compensation plans not approved by security holders	—	—	—
Total	6,608	$0.65	22,020

(1)The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 16,324 shares available under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) and 5,696 shares available under the Hanesbrands Inc. Employee Stock Purchase Plan (As Amended and Restated as of 2014).
(2)As of December 30, 2023, we had 250 outstanding options, warrants and rights that could be exercised for consideration. The weighted average exercise price of outstanding options, warrants and rights excluding those that can be exercised for no consideration is $17.18.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those expressed in or implied by the forward-looking statements as a result of various factors, including but not limited to those listed under Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K and included elsewhere in this Annual Report on Form 10-K. In particular, among others, statements with respect to trends associated with our business, our multi-year growth strategy (“Full Potential transformation plan”), our strategic review process for Champion, future intangible assets or goodwill impairment due to changes in our business and our future financial performance included in this MD&A include forward-looking statements.
This MD&A is a supplement to our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K and is provided to enhance your understanding of our results of operations and financial condition. It generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this MD&A can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Our MD&A is organized as follows:
•Overview. This section provides a general description of our Company and operating segments, business and industry trends, our key business strategies and background information on other matters discussed in this MD&A.
•2023 Key Financial Results. This section discusses some of the key financial results of our performance and activities during 2023.
•Consolidated Results of Operations and Operating Results by Business Segment. These sections provide our analysis and outlook for the significant line items in our Consolidated Statements of Operations, as well as other information that we deem meaningful to an understanding of our results of operations on both a consolidated basis and a business segment basis.
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
•Recently Issued Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting pronouncements that were adopted during 2023 and that we will be required to adopt in a future period.

Overview
Our Company
Hanesbrands Inc. (collectively with its subsidiaries, “we,” “us,” “our,” or the “Company”) is a socially responsible global leader in branded everyday apparel in the Americas, Australia, Europe and Asia under some of the world’s strongest apparel brands, including Hanes, Champion, Bonds, Bali, Maidenform, Bras N Things, Playtex, Wonderbra, Gear for Sports, Berlei, Comfortwash, Alternative and JMS/Just My Size. We design, manufacture, source and sell a broad range of innerwear apparel, such as T-shirts, bras, panties, shapewear, underwear and socks, as well as activewear products that are manufactured or sourced in our low-cost global supply chain. Our products are broadly distributed and available to consumers where, when and how they want to shop, including in mass merchants, mid-tier and department stores, specialty stores, company-owned retail stores, as well as e-commerce sites, both retailer and company-owned websites. Our brands hold either the number one or number two market position by units sold in many of the product categories and geographies in which we compete.
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
•International primarily includes sales of our innerwear and activewear products outside the United States, primarily in Australia, Europe, Asia, Latin America and Canada.
Impact of the Macroeconomic Pressures on Our Business
The global macroeconomic pressures continue to impact our business operations and financial results, as described in more detail under “Consolidated Results of Operations - Year Ended December 30, 2023 (“2023”) Compared with Year Ended December 31, 2022 (“2022”)” below, primarily through significant consumer-demand headwinds, wage and input cost inflation and increased interest rates which has pressured sales and resulted in higher operating and financing costs causing pressure on net operating results. Despite the challenging global operating environment, we have been able to balance near term management of the business with implementing changes to execute our strategy to transform the Company. We have simplified the business by improving inventory management capabilities. We took aggressive measures in 2022 to focus on reducing inventory units, including manufacturing time-out costs, and continued those efforts throughout 2023 with continued SKU discipline and lifecycle management which reduced our inventory units by nearly 50% at the end of 2023 compared to 2019. Gross and operating margin pressure was higher in the first half of 2023 as we continued to sell through our higher-cost inventory manufactured in 2022, however these pressures began to ease in the second half of 2023 as lower cost inventory was sold and we anniversaried the manufacturing time-out costs related to our inventory reduction initiatives in 2022. The future impact of the global macroeconomic pressures, including inflation and higher interest rates, remain highly uncertain, and our business and results of operations, including our net revenues, earnings and cash flows, could continue to be adversely impacted. See the related risk factors under Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.
Outlook for 2024
We estimate our 2024 guidance as follows:
•Net sales of approximately $5.35 billion to $5.47 billion, net of approximately $35 million of unfavorable foreign currency exchange impact;
•Operating profit of approximately $430 million to $450 million, net of approximately $5 million of unfavorable foreign currency exchange impact;
•Restructuring and other action-related charges of approximately $70 million related to the Full Potential transformation plan and global Champion performance plan included in operating profit;
•Interest expense of approximately $260 million;
•Other expenses of approximately $36 million;
•Tax expense from continuing operations of approximately $55 million;
•Diluted earnings per share from continuing operations of approximately $0.22 to $0.28;
•Cash flow from operating activities of approximately $400 million; and
•Capital investments of approximately $75 million, including capital expenditures of $65 million within investing cash flow activities and cloud computing arrangements of $10 million within operating cash flow activities.
Business and Industry Trends
Inflation and Changing Prices
Cotton is the primary raw material used in manufacturing many of our products. While we do not own yarn operations, we are still exposed to fluctuations in the cost of cotton. Increases in the cost of cotton can result in higher costs in the price we pay for yarn from our large-scale yarn suppliers and may result in the need to implement future price increases in order to maintain our margins. Cotton price volatility has an impact on current inventory margins as a time lag exists between current market prices and our actual costs incurred. When cotton prices fluctuate, we may receive downward price pressure as a result of consumer demand, competition or other factors.
Our costs for cotton yarn, cotton-based textiles and cotton-based products sourced from third-party suppliers vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, the impacts of climate change, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary yarn suppliers in an attempt to protect our business from the volatility of the market price of cotton. Under our agreements with these suppliers, we have the ability to periodically fix the cotton cost component of our yarn purchases. When we elect to fix the cotton cost component under these agreements, interim fluctuations in the price of cotton do not impact the price we pay for the specified volume of yarn. The yarn suppliers bear the risk of cotton fluctuations for the yarn volume specified and it is their responsibility to procure the cotton at the agreed upon pricing through arrangements they make with their cotton suppliers. However, our business can be affected by dramatic movements in cotton prices. The cost of cotton used in our products, which includes the cost of cotton used in goods manufactured by us, as well as the cotton content in yarn, textiles and turnkey products we purchase from third-party suppliers, as a percentage of our cost of sales was in the low double digits in 2023. Costs incurred today for materials and labor, including cotton, typically do not impact our results until the finished goods inventory is sold approximately six to ten months later.
Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, including cotton, dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Disruptions to the global supply chain due to factory closures, port congestion, transportation delays as well as labor and container shortages may negatively impact product availability, revenue growth and gross margins. We would work to mitigate the impact of the global supply chain disruptions through a combination of cost savings and operating efficiencies, as well as pricing actions, which could have an adverse impact on demand. Costs incurred for materials and labor are capitalized into inventory and impact our results as the finished goods inventory is sold. In addition, a significant portion of our products are manufactured in countries other than the United States and declines in the value of the U.S. dollar may result in higher manufacturing costs. Increases in inflation may not be matched by growth in consumer income, which also could have a negative impact on spending.
Other Business and Industry Trends
The basic apparel market is highly competitive and rapidly evolving. Competition generally is based upon brand, comfort, fit, style, innovation and price. Our competition consists of other large domestic and foreign corporations and manufacturers, as well as smaller companies, department stores, specialty stores and other retailers that market and sell basic apparel products under private labels that compete directly with our brands. The majority of our core products are consistent each year and in line with consumer trends, including variations in color, fabric, style, design and innovation or design details.
In 2023, our top 10 customers accounted for approximately 49% of our total net sales. Our top customer, Walmart, accounted for 18% of our total net sales in 2023. The increasing bargaining power of retailers can create pricing pressures as our customers grow larger and seek greater concessions in their purchase of our products, while also demanding exclusivity with respect to some of our products. To counteract these effects, it has become increasingly important to leverage our national brands through investment in our largest and strongest brands as our customers strive to maximize their performance especially in today’s challenging retail economic environment. Brands are important in our core categories to drive traffic and project the quality and value our customers demand.
Consumers are increasingly embracing shopping online through e-commerce platforms. As a result, an increasing portion of our revenue across all channels is being generated online through e-commerce platforms. We are continuing to develop and expand our omnichannel capabilities to allow a consumer to use more than one channel when making a purchase, including in-store, at one of our retail or outlet stores or those of our retail partners, online or with a mobile device, through one of our branded websites, the website of one of our retail partners, or an online retailer. In addition to broadening our assortment of product offerings across all online channels, we are also focused on the allocation of our media budget dedicated to digital marketing.
Foreign Exchange Rates
Changes in exchange rates between the U.S. dollar and other currencies can impact our financial results in two ways; a translation impact and a transaction impact. The translation impact refers to the impact that changes in exchange rates can have on our published financial results. Similar to many multi-national corporations that publish financial results in U.S. dollars, our revenue and profit earned in local foreign currencies is translated back into U.S. dollars using an average exchange rate over the representative period. A period of strengthening in the U.S. dollar has a negative impact to our published financial results (because it would take more units of a local currency to convert into a dollar). The opposite is true during a period of weakening in the U.S. dollar. Our biggest foreign currency exposures are the Australian dollar and the Euro, the Canadian dollar, the Mexican peso and the Argentinian peso.
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
Our Key Business Strategies
Our business strategy integrates our brand superiority, industry-leading innovation and low-cost global supply chain to provide higher value products while lowering production costs. We operate in the global innerwear and global activewear apparel categories. These are stable, heavily branded categories where we have a strong consumer franchise based on a global portfolio of industry-leading brands that we have built over multiple decades, through hundreds of millions of direct interactions with consumers. Our Full Potential transformation plan is based on becoming a consumer-focused company that generates consistent growth and returns over time. Our plan is designed to re-energize and reignite our Innerwear business by delivering consumer-driven innovation and attracting younger consumers; to grow the Champion brand through improved product and channel segmentation and expanding the brand across categories and geographies; to become a more consumer-focused organization that delivers products consumers want; and, to simplify our business and our portfolio. The key enablers to unlock our growth opportunities include segmenting our global supply chain, increasing revenue-generating investments in our brands, technology and people, as well as building a winning culture.
Over the last three years, we have experienced several unanticipated challenges, including significant cost inflation and consumer-demand headwinds. Despite the challenging global operating environment, we have been able to balance the near-term management of the business with making the long-term investments necessary to execute our strategy and transform the Company. During this time, we have made meaningful progress on several of our strategic initiatives. We have pivoted our U.S. Innerwear business back to gaining market share, which has been driven by the launch of new innovation, increased marketing investments in our brands and improved on-shelf product availability. We have simplified our portfolio by selling our European Innerwear and U.S. Sheer Hosiery businesses. We have also simplified our business by improving inventory management capabilities, including SKU reduction and disciplined lifecycle management, as well as globalizing our innerwear design and innovation processes. We have segmented our supply chain, which has reduced lead times, improved efficiencies and reduced costs. We have also increased investments in brand marketing, technology, digital tools and talent. We remain highly confident that our strong brand portfolio, world-class supply chain and diverse category and geographic footprint will help us deliver long-term growth and create stockholder value over time.
Over the past several years, we have made significant structural improvements to our Champion business and most recently through a global Champion performance plan that is comprised of an accelerated and enhanced channel, mix and product segmentation strategy geared toward improving Champion’s brand position, regaining momentum and positioning the business for long-term profitable growth. These improvements highlighted an even greater distinction between our innerwear and activewear businesses, which created an opportunity for the Company to evaluate strategic alternatives for our global Champion business. In September of 2023, we announced that our Board of Directors and executive leadership team, with the assistance of financial and legal advisors, were undertaking an evaluation of strategic alternatives for the global Champion business. As part of this process, the Board of Directors is considering a broad range of alternatives to maximize shareholder value, including, among others, a potential sale or other strategic transaction, as well as continuing to operate the business as part of the Company. There can be no assurance that our assessment process for the global Champion business will result in the Company pursuing any particular transaction or other strategic outcome regarding Champion. We have not set a timetable for completion of this process and may suspend or terminate the review at any time.
As part of our strategy to streamline our portfolio under our Full Potential transformation plan, on March 5, 2022, we completed the sale of our European Innerwear business to an affiliate of Regent, L.P. and on September 29, 2023, we completed the sale of our U.S. Sheer Hosiery business to AllStar Hosiery LLC, an affiliate of AllStar Marketing Group, LLC, for approximately $3 million in total proceeds. When we reached the decision to exit our European Innerwear business in 2021, we determined that this business met held-for-sale and discontinued operations accounting criteria and accordingly, we began to separately report the results of our European Innerwear business as discontinued operations in our Consolidated Statements of Operations, and to present the related assets and liabilities as held for sale in the Consolidated Balance Sheets. The related assets and liabilities of the U.S. Sheer Hosiery business are presented as held for sale in the Consolidated Balance Sheets at

December 31, 2022 and the operations of our U.S. Sheer Hosiery business are reported in “Other” for all periods presented in Note “Business Segment Information” to our consolidated financial statements included in this Annual Report on Form 10-K. See Note “Assets and Liabilities Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
We seek to generate strong cash flow through effectively optimizing our capital structure and managing working capital levels. In January 2023, we shifted our capital allocation strategy to focus the use of all our free cash flow (cash from operations less capital expenditures) on reducing debt and bringing our leverage back to a range that is no greater than two to three times on a net debt-to-adjusted EBITDA basis. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization excluding restructuring and other action-related costs and certain other losses, charges and expenses. Net debt is defined as the total of current debt, long-term debt, and borrowings under the accounts receivable securitization facility (excluding long-term debt issuance costs) less other debt and cash adjustments and cash and cash equivalents.
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
We are named in a putative class action in connection with our previously disclosed ransomware incident, entitled Toussaint et al. v. HanesBrands,[sic] Inc. This lawsuit was filed on April 7, 2023, and pending in the United States District Court for the Middle District of North Carolina, and follows the consolidation of two previously pending lawsuits, entitled Roman v. Hanes Brands,[sic] Inc., filed October 7, 2022, and Toussaint v. HanesBrands,[sic] Inc., filed October 14, 2022, The lawsuit alleges, among other things, negligence, negligence per se, breach of implied contract, invasion of privacy, unjust enrichment, breach of implied covenant of good faith and fair dealing and unfair business practices under the California Business and Professions Code. The pending lawsuit seeks, among other things, monetary and injunctive relief. We are vigorously defending the pending matter and believe the case is without merit. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations. However, at this stage in the proceedings, we are not able to determine the probability of the outcome of this matter or a range of reasonably expected losses, if any.
In 2023, we recognized a benefit related to business interruption insurance proceeds of approximately $24 million, of which approximately $23 million is reflected in the “Cost of sales” line and approximately $1 million is reflected in the “Selling, general and administrative expenses” line of the Consolidated Statements of Operations. We received total business interruption insurance proceeds of $26 million in 2023, a portion of which was recognized as an expected insurance recovery in 2022, related to the recovery of lost profit from business interruptions. In 2022, we incurred costs of approximately $15 million, net of expected insurance recoveries, related to the ransomware attack. The costs, net of expected insurance recoveries, incurred during 2022 included approximately $14 million primarily related to supply chain disruptions, which are reflected in the “Cost of sales” line of the Consolidated Statements of Operations, and approximately $1 million primarily related to legal, information technology and consulting fees, which are reflected in the “Selling, general and administrative expenses” line of the Consolidated Statements of Operations.
Although we expect to incur minimal costs, primarily for legal fees, related to the ransomware attack, we cannot determine, at this time, the full extent of any proceedings or additional costs or expenses related to the security event or whether such impact will ultimately have a material adverse effect.

Financing Arrangements
Due to the uncertain macroeconomic environment and associated potential impact on future earnings, we took the following debt-related actions in 2023. In February and March of 2023, we refinanced our debt structure to provide greater near-term financial flexibility. The refinancing consisted of entering into a new senior secured term loan B facility in an aggregate principal amount of $900 million due in 2030 (the "2023 Term Loan B"), issuing $600 million aggregate principal amount of 9.000% senior unsecured notes due in 2031 (the "9.000% Senior Notes") and redeeming our 4.625% senior notes due in May 2024 (the "4.625% Senior Notes") and our 3.5% senior notes due in June 2024 (the "3.5% Senior Notes"). Additionally, in February and November 2023, we amended the credit agreement governing our senior secured credit facility (the “Senior Secured Credit Facility”) prior to any potential future covenant violation in order to modify the financial covenants and to provide greater strategic and operating flexibility. See Note "Debt" to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
We expect to maintain compliance with our covenants, as amended, for at least 12 months from the issuance of these financial statements based on our current expectations and forecasts, however economic conditions or the occurrence of events discussed under Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K or other SEC filings could cause noncompliance. If economic conditions worsen or our earnings do not recover as currently estimated by management, this could impact our ability to maintain compliance with our amended financial covenants and require us to seek additional amendments to the Senior Secured Credit Facility. If we are not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, our lenders could require us to repay our outstanding debt. In that situation, we may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
Tax Expense
During 2023, our effective tax rate was impacted by one-time discrete tax adjustments. During 2022, our effective tax rate was impacted as a result of a valuation allowance recorded in 2022 against U.S. federal and state deferred tax assets. Additionally, our 2022 effective tax rate was impacted by tax impairments in Switzerland which generated deferred tax liabilities.
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
Future acquisitions or divestitures may affect the proportion of our pre-tax income from foreign jurisdictions, both due to external sales and also increased volume in our self-owned supply chain. We follow a disciplined acquisition strategy focused on acquisitions that meet strict criteria for strong likely returns with relatively low risk. It is difficult to predict whether or when such acquisitions or divestitures will occur and whether the acquisition targets or divested operations will be foreign or domestic. Therefore, it is also difficult to predict the effect of acquisitions or divestitures on the future distribution of our pre-tax income.
As of December 30, 2023, we have continued to evaluate our global capital allocation strategy and assertions made with respect to the accumulated earnings of our foreign subsidiaries. As a result of our overall and continuous evaluation, we have not changed our assertion from prior year and we will continue to permanently reinvest a portion of our unremitted foreign earnings. The portion of our unremitted foreign earnings as of December 30, 2023 that we intend to remit to the United States totals approximately $802 million. We intend to use these earnings to fund capital investments and reduce debt held in the United States. The remaining portion of our unremitted foreign earnings will continue to be permanently reinvested to fund working capital requirements and operations abroad. As of December 30, 2023, we have accrued for income taxes of $27 million in connection with the $802 million of unremitted foreign earnings we intend to remit in the future. These income tax effects include U.S. federal, state, foreign and withholding tax implications in accordance with the planned remittance of such foreign earnings.
We regularly assess any significant exposure associated with increases in effective tax rates and adjustments are made as events occur that warrant adjustment to our income tax provisions. See “We have a complex multinational tax structure, and changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could impact our capital deployment strategy and adversely affect our results.” in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

2023 Key Financial Results
    Key financial results are as follows:
•Total net sales in 2023 were $5.6 billion, compared with $6.2 billion in 2022, representing a 10% decrease.
•Operating profit was $289 million in 2023 compared with $520 million in 2022, representing a 44% decrease. As a percentage of sales, operating profit was 5.1% in 2023 compared to 8.3% in 2022. Included within operating profit in 2023 were charges of $116 million related to our global Champion performance plan and the implementation of our Full Potential transformation plan. Included within operating profit in 2022 were charges of $60 million related to the implementation of our Full Potential transformation plan.
•Diluted loss per share from continuing operations was $(0.05) in 2023 compared with diluted loss per share from continuing operations of $(0.37) in 2022.

Consolidated Results of Operations — Year Ended December 30, 2023 (“2023”) Compared with Year Ended December 31, 2022 (“2022”)

	Years Ended
	December 30, 2023	December 31, 2022	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$5,636,523	$6,233,650	$(597,127)	(9.6)%
Cost of sales	3,740,113	4,012,542	(272,429)	(6.8)
Gross profit	1,896,410	2,221,108	(324,698)	(14.6)
Selling, general and administrative expenses	1,607,628	1,701,563	(93,935)	(5.5)
Operating profit	288,782	519,545	(230,763)	(44.4)
Other expenses	38,520	9,734	28,786	295.7
Interest expense, net	275,354	157,073	118,281	75.3
Income (loss) from continuing operations before income taxes	(25,092)	352,738	(377,830)	(107.1)
Income tax expense (benefit)	(7,366)	483,907	(491,273)	(101.5)
Loss from continuing operations	(17,726)	(131,169)	113,443	(86.5)
Income from discontinued operations, net of tax	—	3,965	(3,965)	(100.0)
Net loss	$(17,726)	$(127,204)	$109,478	(86.1)%
Net Sales
Net sales decreased 10% during 2023 compared to prior year primarily due to the decline in U.S. Activewear, the continued macro-driven slowdown impacting consumer spending in our international businesses and the unfavorable impact from foreign currency exchange rates in our International business of approximately $59 million partially offset by growth in Innerwear from product innovation and the impact of prior year business disruption caused by the ransomware attack on the business in the second quarter of 2022.
Operating Profit
Operating profit as a percentage of net sales was 5.1% in 2023, representing a decrease from 8.3% in the prior year. The operating margin decline primarily resulted from approximately 180 basis points of unfavorable sales mix and approximately 130 net basis points of commodity and ocean freight cost inflation partially offset by approximately 75 basis points related to manufacturing time-out costs associated with our inventory reduction actions taken in 2022 and approximately 70 basis points from the recovery of the business interruption insurance claim received during the current year related to the ransomware attack which occurred in the second quarter of 2022. Included in operating profit were restructuring and other action-related charges of $116 million in 2023, primarily related to our global Champion performance plan and the implementation of our Full Potential transformation plan, and $60 million in 2022, related to the implementation of our Full Potential transformation plan, which resulted in a decline in operating margin of approximately 110 basis points.

Other Highlights
Other Expenses – Other expenses increased by $29 million in 2023 compared to prior year primarily due to higher funding fees for sales of accounts receivable to financial institutions with additional customers entering the programs and higher pension expense in 2023 along with charges of nearly $9 million incurred as a result of the redemption of the 4.625% Senior Notes and the 3.5% Senior Notes in 2023. The redemption charges related to the 4.625% Senior Notes and the 3.5% Senior Notes included a payment of $5 million for a required make-whole premium related to the redemption of the 3.5% Senior Notes and non-cash charges of $4 million for the write-off of unamortized debt issuance costs. See Note “Debt” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Interest Expense – Interest expense was higher by $118 million in 2023 compared to prior year, primarily due to a higher weighted average interest rate on our borrowings during 2023. Additionally, in conjunction with the redemption of the 3.5% Senior Notes described in “Other Expenses” above, we unwound the related cross-currency swap contracts previously designated as cash flow hedges and the remaining gain in accumulated other comprehensive loss of $1 million was released into earnings at the time of settlement which partially offset interest expense in 2023. See Note “Financial Instruments” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. Our weighted average interest rate on our outstanding debt was 7.00% for 2023 compared to 3.79% for 2022.
Income Tax Expense (Benefit) – In 2023, income tax benefit was $7 million, resulting in an effective income tax rate of 29.4% and in 2022, income tax expense was $484 million, resulting in an effective income tax rate of 137.2%. Our effective tax rate for 2023 primarily differs from the U.S. statutory rate primarily due to one-time discrete tax adjustments.
Discontinued Operations – The results of our discontinued operations include the operations of our European Innerwear business which was sold on March 5, 2022. See Note “Assets and Liabilities Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Operating Results by Business Segment — Year Ended December 30, 2023 (“2023”) Compared with Year Ended December 31, 2022 (“2022”)

	Net Sales
	Years Ended
	December 30, 2023	December 31, 2022	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$2,415,032	$2,429,966	$(14,934)	(0.6)%
Activewear	1,251,913	1,555,062	(303,149)	(19.5)
International	1,748,428	1,914,268	(165,840)	(8.7)
Other	221,150	334,354	(113,204)	(33.9)
Total	$5,636,523	$6,233,650	$(597,127)	(9.6)%

	Operating Profit and Margin
	Years Ended
	December 30, 2023		December 31, 2022		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$418,226	17.3%	$388,586	16.0%	$29,640	7.6%
Activewear	20,517	1.6	153,710	9.9	(133,193)	(86.7)
International	210,651	12.0	283,036	14.8	(72,385)	(25.6)
Other	(7,902)	(3.6)	17,019	5.1	(24,921)	(146.4)
Corporate	(352,710)	NM	(322,806)	NM	(29,904)	9.3
Total	$288,782	5.1%	$519,545	8.3%	$(230,763)	(44.4)%
Innerwear
Innerwear net sales decreased 1% compared to prior year primarily due to softer point-of-sale trends stemming from the macroeconomic pressures partially offset by growth from product innovation, increased space gains, pricing actions and lower sales in prior year due to business disruption caused by the ransomware attack in the second quarter of 2022.
Innerwear operating margin was 17.3%, an increase from 16.0% in the same period a year ago. The operating margin increase primarily resulted from approximately 140 basis points related to manufacturing time-out costs associated with our inventory reduction actions taken in 2022 and approximately 65 basis points of selective price increases partially offset by approximately 80 net basis points of commodity and ocean freight cost inflation.
Activewear
Activewear net sales decreased 19% compared to prior year driven by the continued slowdown in consumer spending in the U.S. activewear category, which resulted in softer point-of-sale trends and excess channel inventory, as well as the short-term impact from continued strategic actions within Champion in the U.S. taken to strengthen the brand and position Champion for long-term profitable growth, including a more disciplined product and channel segmentation approach, a shift in mix, and assortment changes.
Activewear operating margin was 1.6%, a decrease from 9.9% in the same period a year ago. The operating margin decline primarily resulted from approximately 380 basis points of unfavorable business mix from lower royalty income and unfavorable channel mix within Champion, approximately 445 basis points of commodity and ocean freight cost inflation and cost increases within our supply chain and approximately 140 basis points due to the deleverage of selling, general and administrative expenses as a result of the decline in sales volume and wage inflation partially offset by approximately 200 basis points from pricing actions taken in the second half of 2022.
International
Net sales in the International segment decreased 9% compared to prior year due to unfavorable foreign currency exchange rates and macroeconomic pressures impacting consumer spending in Australia, Europe and Asia. The unfavorable impact of foreign currency exchange rates decreased net sales approximately $59 million in 2023. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, decreased 6%. The impact of foreign currency exchange rates is calculated by applying prior period exchange rates to the current year financial results. We believe constant-currency information is useful to management and investors to facilitate comparison of operating results and better identify trends in our businesses.
International operating margin was 12.0%, a decrease from 14.8% in the same period a year ago. The operating margin decline primarily resulted from approximately 290 basis points of unfavorable business mix as consumers shifted to lower margin categories driven by the macroeconomic environment, approximately 145 basis points due to the deleverage of selling, general and administrative expenses as a result of the decline in sales volume and approximately 60 net basis points of commodity and ocean freight cost inflation partially offset by approximately 180 basis points of net cost reduction actions and efficiencies within our supply chain.
Other
Other net sales decreased primarily as a result of decreased sales from our supply chain to the divested European Innerwear business and decreased sales at our retail outlets as a result of softer consumer demand during 2023. Operating margin decreased due to the deleverage of selling, general and administrative expenses due to the decline in sales volume.
We continued certain sales from our supply chain to the European Innerwear business on a transitional basis after the sale of the business on March 5, 2022. These sales and the related profit are included in Other in all periods presented and have not been eliminated as intercompany transactions in consolidation for the period when the European Innerwear business was owned by us. See Note “Assets and Liabilities Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Corporate
Corporate expenses were higher in 2023 compared to the prior year primarily due to higher restructuring and other action-related charges and information technology costs partially offset by the business interruption insurance proceeds received and lower costs incurred during 2023 related to the ransomware attack which occurred during the second quarter of 2022.
In 2023, we recognized a benefit related to business interruption insurance proceeds of approximately $24 million, of which approximately $23 million is reflected in the “Cost of sales” line and approximately $1 million is reflected in the “Selling, general and administrative expenses” line of the Consolidated Statements of Operations. We received total business interruption insurance proceeds of $26 million in 2023, a portion of which was recognized as an expected insurance recovery in 2022, primarily related to the recovery of lost profit from business interruptions. In 2022, we incurred costs of approximately $15 million, net of expected insurance recoveries, related to the ransomware attack. The costs, net of expected insurance recoveries, incurred during 2022 included approximately $14 million primarily related to supply chain disruptions, which are reflected in the “Cost of sales” line of the Consolidated Statements of Operations, and approximately $1 million primarily related to legal, information technology and consulting fees, which are reflected in the “Selling, general and administrative expenses” line of the Consolidated Statements of Operations.

In 2023, restructuring and other action-related charges within operating profit included $88 million of charges associated with our global Champion performance plan which included over $59 million of inventory write-downs related to the execution of an accelerated and enhanced channel, mix and product segmentation strategy including the exit of discontinued programs and over $29 million of charges related to professional fees, supply chain segmentation, store closures, severance and other costs as we work to further streamline the operations and position the brand for long-term profitable growth.
Restructuring and other action-related charges within operating profit in 2023 and 2022 also included $28 million and $60 million, respectively, of charges related to the implementation of our Full Potential transformation plan. Full Potential transformation plan charges in 2023 included the loss, net of proceeds, of $4 million resulting from the sale of our U.S. Sheer Hosiery business to AllStar on September 29, 2023. Full Potential transformation plan charges in 2022 included a non-cash gain of $4 million to adjust the valuation allowance related to our U.S. Sheer Hosiery business resulting primarily from changes in carrying value due to changes in working capital. Full Potential transformation plan charges in 2023 and 2022 also included charges of $4 million and $18 million, respectively, related to supply chain segmentation charges to restructure and position our manufacturing network to align with our Full Potential transformation plan demand trends. The remaining Full Potential transformation plan restructuring and other action-related charges within operating profit include technology charges which relate to the implementation of our technology modernization initiative including the implementation of a global enterprise resource planning platform, charges related to headcount actions and related severance resulting from operating model initiatives and charges for professional services primarily including consulting and advisory services related to the implementation of the Full Potential transformation plan.
The components of restructuring and other action-related charges were as follows:

	Years Ended
	December 30, 2023	December 31, 2022
	(dollars in thousands)
Global Champion performance plan	$88,045	$—
Full Potential transformation plan:
Technology	8,953	11,922
Headcount actions and related severance	6,105	8,221
Supply chain segmentation	4,151	17,982
Professional services	3,819	23,994
(Gain) loss on sale of business and classification of assets held for sale	3,641	(3,535)
Other	1,190	1,274
Total Full Potential transformation plan	27,859	59,858
Total included in operating profit	115,904	59,858
Loss on extinguishment of debt included in other expenses	8,466	—
Gain on final settlement of cross currency swap contracts included in other expenses	(116)	—
Gain on final settlement of cross currency swap contracts included in interest expense, net	(1,254)	—
Total included in income (loss) from continuing operations before income taxes	123,000	59,858
Discrete tax (expense) benefit	85,122	(422,918)
Tax effect on actions	—	9,152
Total included in income tax (expense) benefit	85,122	(413,766)
Total restructuring and other action-related charges	$37,878	$473,624

Liquidity and Capital Resources
Cash Requirements and Trends and Uncertainties Affecting Liquidity
We rely on our cash flows generated from operations and the borrowing capacity under our credit facilities to meet the cash requirements of our business. In January 2023, we shifted our capital allocation strategy to utilize our cash from operations for payments to our employees and vendors in the normal course of business and to reinvest in our business through capital expenditures. We then utilize our free cash flow (cash from operations less capital expenditures) to pay down debt to bring our leverage back to a range that is no greater than two to three times on a net debt-to-adjusted EBITDA basis.
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

Due to the uncertain macroeconomic environment and associated potential impact on future earnings, we took the following debt-related actions in 2023. In February and March of 2023, we refinanced our debt structure to provide greater near-term financial flexibility given the uncertainty within the current macroeconomic environment. The refinancing consisted of entering into the 2023 Term Loan B, issuing the 9.000% Senior Notes and redeeming the 4.625% Senior Notes and the 3.5% Senior Notes. Additionally, in February and November 2023, we amended the credit agreement governing the Senior Secured Credit Facility prior to any potential future covenant violation in order to modify the financial covenants and to provide greater strategic and operating flexibility. See Note "Debt" to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Our primary sources of liquidity are cash generated from global operations and cash available under our $1 billion revolving loan facility (the “Revolving Loan Facility”), our accounts receivable securitization facility (the “ARS Facility”) and our other international credit facilities.
We had the following borrowing capacity and available liquidity under our credit facilities as of December 30, 2023:

	As of December 30, 2023
	Borrowing Capacity	Available Liquidity
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility(1)	$1,000,000	$996,413
ARS Facility(2)	147,112	141,112
Other international credit facilities(3)	45,706	(15,779)
Total liquidity from credit facilities	$1,192,818	$1,121,746
Cash and cash equivalents		205,501
Total liquidity		$1,327,247

(1)A portion of the Revolving Loan Facility is available to be borrowed in Euros or Australian dollars. Available liquidity is reduced by standby and trade letters of credit issued and outstanding under this facility.
(2)Borrowing availability under the ARS Facility is subject to a quarterly fluctuating facility limit ranging from $200 million to $225 million based on the applicable quarter and permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans.
(3)Available liquidity for other international credit facilities is reduced for any outstanding international letters of credit. The international letters of credit are not outstanding under any specific credit facility and do not reduce actual borrowing capacity under the specific credit facilities.
The following have impacted or may impact our liquidity:
•In February and March of 2023, we entered into the 2023 Term Loan B, issued the 9.000% Senior Notes and redeemed the 4.625% Senior Notes and the 3.5% Senior Notes.
•We have principal and interest obligations under our debt and ongoing financial covenants under those debt facilities.
•The difficult global macroeconomic environment has had, and may continue to have, a negative impact on our business.
•Although we have historically paid a regular quarterly dividend, the Hanesbrands Board of Directors eliminated our quarterly cash dividend as we shifted our capital allocation strategy in January 2023 to pay down debt to bring our leverage back to a range that is no greater than two to three times on a net debt-to-adjusted EBITDA basis. The declaration of any future dividends and, if declared, the amount of any such dividends, will be subject to our actual future earnings, capital requirements, regulatory restrictions, debt covenants, other contractual restrictions and to the discretion of our Board of Directors.
•We have invested in efforts to accelerate worldwide omnichannel and global growth initiatives, as well as marketing and brand building.
•We have launched a multi-year cost savings program intended to self-fund the investments necessary to achieve our Full Potential transformation plan’s objectives.
•We expect capital expenditures of approximately $75 million in 2024, including capital expenditures of $65 million within investing cash flow activities and cloud computing arrangements of $10 million within operating cash flow activities.
•In the future, when it aligns with our capital allocation strategy and absent any covenant restrictions, we may pursue strategic business acquisitions.

•In the future, we may pursue strategic divestitures, including in connection with our evaluation of strategic alternatives for the global Champion business.
•We made no cash contribution to our U.S. pension plans in 2023 and we expect to make required cash contributions of $10 million to our U.S. pension plans in 2024 based on a preliminary calculation by our actuary. We may also elect to make additional voluntary contributions. Our U.S. qualified pension plans were approximately 93% and 96% funded as of December 1, 2023 and 2022, respectively, under the Pension Protection Act funding rules.
•We may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could impact our effective income tax rate. We have not changed our reinvestment strategy from the prior year with regards to our unremitted foreign earnings and intend to remit foreign earnings totaling $802 million.
Future Contractual Obligations and Commitments
The following table contains information on our material contractual obligations and commitments at December 30, 2023, and their expected timing on future cash flows and liquidity.

		Payments Due by Period
	At December 30, 2023	Fiscal 2024	Fiscal 2025-2026	Fiscal 2027-2028	Fiscal 2029 and Thereafter
	(dollars in thousands)
Operating activities:
Interest on debt obligations(1)	$1,181,497	$254,486	$456,554	$264,326	$206,131
Inventory purchase obligations	403,245	387,263	15,982	—	—
Operating lease obligations(2)	535,117	130,046	212,676	117,299	75,096
Defined benefit plan minimum contributions(3)	10,000	10,000	—	—	—
Tax obligations(4)	73,695	52,959	20,439	297	—
Other obligations(5)	319,038	158,871	85,472	37,241	37,454
Investing activities:
Capital expenditures	25,135	25,135	—	—	—
Financing activities:
Debt	3,336,750	65,000	1,805,500	18,000	1,448,250
Total	$5,884,477	$1,083,760	$2,596,623	$437,163	$1,766,931

(1)Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at December 30, 2023.
(2)Operating lease commitments that have not yet commenced, which are excluded from operating lease obligations, were immaterial as of December 30, 2023.
(3)Represents only the required minimum pension contributions to our U.S. qualified pension plans in the current year. We expect to make required cash contributions of $10 million to our U.S. pension plans in 2024 based on a preliminary calculation by our actuary. We may also elect to make additional voluntary contributions to maintain certain funded levels. For a discussion of our pension plan obligations, see Note “Defined Benefit Pension Plans” to our consolidated financial statements included in this Annual Report on Form 10-K.
(4)Represents current tax liabilities, uncertain tax positions and transition tax liabilities resulting from the Tax Cuts and Jobs Act.
(5)Primarily represents the projected payments for liabilities recorded on the Consolidated Balance Sheets for royalty-bearing license agreements, obligations under non-inventory-related purchase orders, information technology services, marketing and advertising obligations, deferred compensation and certain employee benefit obligations.

Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the years ended December 30, 2023 and December 31, 2022 was derived from our consolidated financial statements.

	Years Ended
	December 30, 2023	December 31, 2022
	(dollars in thousands)
Operating activities	$561,749	$(358,802)
Investing activities	(23,483)	(216,428)
Financing activities	(580,075)	295,829
Effect of changes in foreign exchange rates on cash	8,897	(42,815)
Change in cash and cash equivalents	(32,912)	(322,216)
Cash and cash equivalents at beginning of year	238,413	560,629
Cash and cash equivalents at end of year	$205,501	$238,413
Operating Activities
Our overall liquidity has historically been driven by our cash flow provided by operating activities, which is dependent on net operating results and changes in our working capital. Net cash provided by operating activities in 2023 compared to net cash used by operating activities in the prior year resulted from improved working capital management primarily driven by lower inventory production partially offset by the payment to unwind and settle the cross-currency swap contracts previously designated as cash flow hedges in connection with the redemption of the 3.5% Senior Notes and the increase in capital investments in our cloud computing assets.
Investing Activities
The decrease in cash used by investing activities was primarily the result of the purchase of the Champion trademark for footwear in the United States, Puerto Rico and Canada from Keds, LLC for $103 million in 2022, the sale of the European Innerwear business which resulted in an $11 million cash outflow in 2022, the $19 million cash receipt for the final settlement of the cross currency swap contracts previously designated as net investment hedges in connection with the redemption of the 3.5% Senior Notes in 2023, $1 million of cash proceeds from the sale of the U.S. Sheer Hosiery business in 2023 and the decrease in capital expenditures.
Financing Activities
Net cash used by financing activities in 2023 primarily resulted from net payments on the ARS Facility and the Revolving Loan Facility as compared to 2022 where net cash provided by financing activities resulted from net borrowings on the ARS Facility and the Revolving Loan Facility. We also made total scheduled repayments on the Term Loan A and the 2023 Term Loan B of $44 million in 2023 and $25 million in 2022. Additionally, in 2023, we refinanced our debt structure to provide greater near-term financial flexibility given the uncertainty within the macroeconomic environment. The refinancing consisted of entering into the 2023 Term Loan B, issuing the 9.000% Senior Notes and redeeming the 4.625% Senior Notes and 3.5% Senior Notes. We paid approximately $28 million to amend and refinance the credit facilities which included a required make-whole premium of $5 million related to the redemption of the 3.5% Senior Notes and total capitalized debt issuance costs of $23 million related to the issuance of the 2023 Term Loan B and the 9.000% Senior Notes. See Note “Debt” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. Net cash from financing activities in 2022 also included a dividend payment of $209 million and shares repurchased at a total cost of $25 million.
Financing Arrangements
In November 2023, given the continuing uncertain economic environment and the associated potential impact on future earnings, we amended the credit agreement governing the Senior Secured Credit Facility prior to any potential future covenant violation in order to modify the financial covenants and to provide greater strategic financial flexibility. See Note “Debt” to our consolidated financial statements and “Liquidity and Capital Resources” included in this Annual Report on Form 10-K for additional information.
In June 2023, we amended the ARS Facility. This amendment extended the maturity date to May 2024 with no change to the quarterly fluctuating facility limit, which was $225 million as of December 30, 2023. Additionally, the amendment created two pricing tiers based on a consolidated net total leverage ratio of 4.50 to 1.00. See Note “Debt” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

In February and March of 2023, we refinanced our debt structure to provide greater near-term financial flexibility given the uncertainty within the global macroeconomic environment. The refinancing consisted of entering into the 2023 Term Loan B, issuing the 9.000% Senior Notes and redeeming the 4.625% Senior Notes and the 3.5% Senior Notes. See Note “Debt” to our consolidated financial statements and “Liquidity and Capital Resources” included in this Annual Report on Form 10-K for additional information.
We believe our financing structure provides a secure base to support our operations and key business strategies. As of December 30, 2023, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness. Under the terms of the Senior Secured Credit Facility, among other financial and non-financial covenants, we are required to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio, each of which is defined in the Senior Secured Credit Facility. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility.
We expect to maintain compliance with our covenants, as amended, for at least 12 months from the issuance of these financial statements based on our current expectations and forecasts, however economic conditions or the occurrence of events discussed under Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K or other SEC filings could cause noncompliance. If economic conditions worsen or our earnings do not recover as currently estimated by management, this could impact our ability to maintain compliance with our amended financial covenants and require us to seek additional amendments to the Senior Secured Credit Facility. If we are not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, our lenders could require us to repay our outstanding debt. In that situation, we may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
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
Note “Summary of Significant Accounting Policies — (d) Sales Recognition and Incentives” to our consolidated financial statements included in this Annual Report on Form 10-K describes a variety of sales incentives that we offer to resellers and consumers of our products. Measuring the cost of these incentives requires, in many cases, estimating future customer utilization and redemption rates. We use historical data for similar transactions to estimate the cost of current incentive programs. Our management reviews these estimates each quarter and makes adjustments based upon actual experience and other available information. We classify the costs associated with cooperative advertising as a reduction in the “Net sales” line in our Consolidated Statements of Operations.
Accounts Receivable Valuation
Accounts receivable consist primarily of amounts due from customers. We carry our accounts receivable at net realizable value. In determining the appropriate allowance for doubtful accounts, we evaluate our receivables on a collection (pool) basis which are aggregated based on similar risk characteristics and consider a combination of factors, such as historical losses, the aging of trade receivables, industry trends, and our customers’ financial strength, credit standing and payment and default history. Changes in the characteristics of our accounts receivable and the aforementioned factors, among others, are reviewed quarterly and may lead to adjustments in our allowance for doubtful accounts. The calculation of the required allowance involves judgment by our management as to the impact of these and other factors on the ultimate realization of our trade receivables. Charges to the allowance for doubtful accounts are reflected in the “Selling, general and administrative expenses” line and charges to the allowance for customer chargebacks and other customer deductions are primarily reflected as a reduction in the “Net sales” line in our Consolidated Statements of Operations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required in the future. The amount of actual historical losses has not varied materially from our estimates for bad debts.
Inventory Valuation
We carry inventory on our balance sheet at the estimated lower of cost or market. Cost is determined by the first-in, first-out, or “FIFO,” method for our inventories. We carry obsolete, damaged and excess inventory at net realizable value, which we determine by assessing historical recovery rates, current market conditions and our future marketing and sales plans. Because our assessment of net realizable value is made at a point in time, there are inherent uncertainties related to our value determination. Market factors and other conditions underlying net realizable value may change, resulting in further reserve requirements. A reduction in the carrying amount of an inventory item from cost to market value creates a new cost basis for the item that cannot be reversed at a later period. While we believe that adequate write-downs for inventory obsolescence have been provided in the consolidated financial statements, consumer tastes and preferences will continue to change and we could experience additional inventory write-downs in the future.
Rebates, discounts and other cash consideration received from a vendor related to inventory purchases are reflected as reductions in the cost of the related inventory item, and are therefore reflected in the “Cost of Sales” line in our Consolidated Statements of Operations when the related inventory item is sold.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. These assessments of uncertain tax positions contain judgments related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, expiration of statutes of limitations, as well as changes to, or further interpretations of tax laws and regulations. Income tax expense is adjusted in our Consolidated Statements of Operations in the period in which these events occur.
Trademarks and Other Identifiable Intangibles
Trademarks, license agreements, customer and distributor relationships and computer software are our primary identifiable intangible assets. We amortize identifiable intangibles determined to have finite lives over their estimated useful lives, and we do not amortize identifiable intangibles with indefinite lives. As of December 30, 2023, the net book value of trademarks and other identifiable intangible assets was $1.2 billion, of which we are amortizing a balance of $87 million. We anticipate that our amortization expense for 2024 will be approximately $28 million.
We evaluate identifiable intangible assets subject to amortization for impairment if triggering events occur, such as significant adverse changes in business climate, several periods of operating or cash flow losses, forecasted continued losses or a current expectation that an intangible asset’s value will be eliminated prior to the end of its useful life. We estimate an intangible asset’s useful life based on historical experience, the level of maintenance expenditures required to obtain future cash flows, future business plans and the period over which the asset will be economically useful to us. Our policies require that we periodically review our assets’ remaining depreciable lives based upon actual experience and expected future utilization. A change in the depreciable life is treated as a change in accounting estimate and the accelerated amortization is accounted for in the period of change and future periods.
We assess identifiable intangible assets not subject to amortization for impairment at least annually, as of the first day of the third fiscal quarter, and additionally if triggering events occur. In order to determine the impairment of identifiable intangible assets, we compare the fair value of the intangible asset to its carrying amount. Fair values of intangible assets are primarily based on future cash flows projected to be generated from that asset. We recognize an impairment loss for the amount by which an identifiable intangible asset’s carrying value exceeds its fair value.
In connection with the annual intangible assets impairment analysis performed in the third quarter of 2023, we performed a quantitative assessment utilizing an income approach to estimate the fair values of certain indefinite-lived intangible assets. The most significant assumptions used to estimate the fair values of the indefinite-lived intangible assets included revenue growth rates, operating profit margin rates, terminal growth rates and discount rates. The analysis indicated that the indefinite-lived intangible assets had fair values that exceeded their carrying values by more than 20% at the time the analysis was performed. Although we determined that no impairment existed for our indefinite-lived intangible assets as of the date the analysis was performed in the third quarter of 2023, these assets could be at risk for future impairment due to changes in our business or global economic conditions. The results of our annual intangible assets impairment analysis are discussed in Note “Intangible Assets and Goodwill” to our consolidated financial statements included in this Annual Report on Form 10-K.
Goodwill
As of December 30, 2023, we had $1.1 billion of goodwill. We do not amortize goodwill, but we assess for impairment at least annually and additionally if triggering events occur. The timing of our annual goodwill impairment analysis is the first day of the third fiscal quarter. In evaluating the recoverability of goodwill, we estimate the fair value of our reporting units. We rely on a number of factors to determine the fair value of our reporting units and evaluate various factors to discount anticipated future cash flows, including operating results, business plans and present value techniques. As discussed above under “Trademarks and Other Identifiable Intangibles,” there are inherent uncertainties related to these factors, and our judgment in applying them and the assumptions underlying the impairment analysis may change in such a manner that impairment in value may occur in the future. Such impairment will be recognized in the period in which it becomes known.
In connection with the annual goodwill impairment analysis performed in the third quarter of 2023, we performed a quantitative assessment utilizing an income approach to estimate the fair value of each reporting unit. The most significant assumptions used to estimate the fair values of the reporting units included revenue growth rates, operating profit margin rates, terminal growth rates and discount rates. While the analysis indicated that all reporting units had fair values that exceeded their carrying values, we noted meaningful declines in the fair value cushion above the carrying value for three reporting units. The decline in the U.S. Activewear reporting unit fair value cushion was driven by the continued challenging activewear market dynamics and the impact of continued strategic actions geared toward improving Champion’s brand position, regaining momentum and positioning the business for long-term profitable growth through a more disciplined product and channel segmentation approach, a shift in mix and assortment changes, which continue to weigh on the reporting unit’s financial results and resulted in a fair value that exceeded the carrying value by less than 10% at the time the analysis was performed. The decline in the fair value cushions of the Champion Europe and Australia reporting units was primarily driven by continued macroeconomic pressures impacting consumer spending which resulted in fair value cushions that exceeded their carrying values by less than 15% at the time the analysis was performed. As a result, the goodwill associated with these three reporting units was considered to be at a higher risk for future impairment if economic conditions worsen or reporting unit earnings and operating cash flows do not recover as currently estimated by management. As of December 30, 2023, the combined goodwill associated with these three reporting units was approximately $685 million. Although we determined that no impairment existed for our goodwill as of the date the analysis was performed in the third quarter of 2023, these assets could be at risk for future impairment due to changes in our business or global economic conditions. The results of our annual goodwill impairment analysis are discussed in Note “Intangible Assets and Goodwill” to our consolidated financial statements included in this Annual Report on Form 10-K.
Defined Benefit Pension Plans
For a discussion of our defined benefit pension plans and the related net periodic benefit cost, plan obligations, plan assets and how we measure the amount of these costs, see Note “Defined Benefit Pension Plans” to our consolidated financial statements included in this Annual Report on Form 10-K. The funded status of our defined benefit pension plans are recognized on our balance sheet. Differences between actual results in a given year and the actuarially determined assumed results for that year are deferred as unrecognized actuarial gains or losses in comprehensive income. We measure the funded status of our plans as of the date of our fiscal year end.

The net periodic benefit cost of the pension plans is determined using projections and actuarial assumptions, the most significant of which are the discount rate and the long-term rate of asset return. The net periodic pension income or expense is recognized in the year incurred. Gains and losses, which occur when actual experience differs from actuarial assumptions, are amortized over the average future expected life of participants. As benefits under the U.S. defined benefit pension plans, which includes the Hanesbrands Inc. Legacy Pension Plan and the Hanesbrands Inc. Pension Plan (together, the “U.S. Pension Plans”), are frozen, year over year fluctuations in our pension expense are not expected to have a material impact on our Consolidated Statements of Operations.
Our policies regarding the establishment of pension assumptions are as follows:
•Discount rate assumptions are generally based on yield curves applicable to each country and the expected cash flows for each plan. For our U.S. Pension Plans, we use the full series of spot rates along the Aon AA-Only Above Median Yield Curve and expected plan cash flows to determine liabilities and expense. Single equivalent discount rates are shown for disclosure purposes.
•Salary increase assumptions, where applicable, are generally based on historical experience and management expectations. This assumption is not applicable to the U.S., Italy or Canada SERP as benefits under these plans are either frozen or not tied to pay. The benefits under the U.S. Pension Plans were frozen as of December 31, 2005.
•Long-term rate of return on plan assets assumptions, where applicable, are generally based on each plan’s investment mix and forward-looking capital market assumptions applicable to each country. Expected returns also reflect an incremental premium for actively managed investments and a reduction for trust-paid expenses. This assumption is not applicable to unfunded plans.
•Retirement and turnover assumptions are generally based on actual plan experience while standard actuarial mortality tables applicable to each country are used to estimate life expectancy. For our U.S. Pension Plans, the 2023 mortality tables are from the Society of Actuaries’ Private Plan study published in 2019 (Pri-2012) projected generationally with Scale MP-2021 and reflecting Aon’s Endemic scale adjustment, which increases the standard mortality rates in the near term due to the impact of the pandemic in the U.S., scaling down each year to a permanent slight increase to the standard mortality rates.
The sensitivity of changes in actuarial assumptions on our annual pension expense and on our plans’ benefit obligations, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
	Pension Expense	Benefit Obligation
	(in millions)
1% decrease in discount rate	$(1)	$94
1% increase in discount rate	1	(79)
1% decrease in expected investment return	8	N/A
1% increase in expected investment return	(8)	N/A

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
Foreign Exchange Rates
We sell the majority of our products in transactions denominated in U.S. dollars; however, we purchase some raw materials, pay a portion of our wages and make other payments in our supply chain in foreign currencies. With our international commercial presence, we also have foreign entities that purchase raw materials and finished goods in U.S. dollars. We are also exposed to foreign exchange gains and losses resulting from the effect that fluctuations in foreign exchange rates have on the reported results in our consolidated financial statements due to the translation of operating results and financial position of our foreign subsidiaries. Our exposure to foreign exchange rates exists primarily with respect to the Australian dollar, the Euro, the Canadian dollar, the Mexican peso and the Argentinian peso against the U.S. dollar. We use forward foreign exchange contracts, and have used cross-currency swap contracts and nonderivative financial instruments to hedge material exposure to adverse changes in foreign exchange rates. A sensitivity analysis technique has been used to evaluate the effect that changes in the market value of foreign exchange currencies will have on our forward foreign exchange and cross-currency swap derivative contracts. At December 30, 2023, assuming a 10% adverse change in the underlying currency price, the potential change in fair value of foreign currency derivative instruments would be unfavorable by approximately $31 million.
Interest Rates
Our debt under the Revolving Loan Facility, the Term Loan A, the 2023 Term Loan B and the ARS Facility bears interest at variable rates. As a result, we are exposed to changes in market interest rates that could impact the cost of servicing our debt. Approximately 55% of our total debt outstanding at December 30, 2023 is at variable rates. A 25-basis point increase in the annual interest rate charged on the outstanding debt balances as of December 30, 2023 would result in a change in annual interest expense of approximately $5 million.
We currently use interest rate contracts to hedge a portion of our variable interest payments on our debt that could impact the cost of servicing our debt. A sensitivity analysis technique has been used to evaluate the effect that changes in the underlying interest rates will have on our interest rate contracts. At December 30, 2023, assuming a 25-basis point increase in the underlying interest rates, the potential change in annual interest settlements on our interest rate contracts would be favorable by approximately $2 million, which is an offset to interest expense.
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
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of December 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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

Changes in Internal Control over Financial Reporting
In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 30, 2023.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The material under the heading “Proposal 1 - Election of Directors: Nominees for Election,” “Proposal 1 - Election of Directors: Other Governance Information - Code of Ethics,” “Proposal 1 - Election of Directors: Board Structure and Processes - Committees of the Board of Directors” and “Proposal 1 - Election of Directors: How We Select our Directors - Director Independence,” each as included and to be filed in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), is incorporated by reference herein in response to this Item.
The chart below lists our executive officers and is followed by biographical information about them. Each of our executive officers is elected annually by the Board of Directors to serve until his or her successor is elected and qualifies or until his or her death, resignation or removal. No family relationship exists between any of our directors or executive officers.

Name	Age	Positions
Stephen B. Bratspies	56	Chief Executive Officer
M. Scott Lewis(1)	53	Chief Financial Officer and Chief Accounting Officer
Joseph W. Cavaliere	61	President, Innerwear - Global
Vanessa LeFebvre	46	President, Activewear - Global
Michael E. Faircloth	58	EVP, Supply Chain - Global
Kristin L. Oliver	51	EVP, Chief Human Resources Officer and Interim Chief Legal Officer
Scott A. Pleiman	53	EVP, Chief Strategy and Transformation Officer

(1)As previously disclosed, Mr. Lewis was appointed as Chief Financial Officer and principal financial officer of the Company effective July 11, 2023. Mr. Lewis also continues to serve as Chief Accounting Officer and principal accounting officer of the Company.
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
M. Scott Lewis has served as our Chief Financial Officer and Chief Accounting Officer since July 2023, served as our Chief Accounting Officer and Controller since 2015 and served as our Interim Chief Financial Officer from January 2020 to May 2021 and from March 2023 to June 2023. Mr. Lewis joined the Company in 2006 as Director, External Reporting and was promoted in 2011 to Vice President, External Reporting, promoted in 2013 to Vice President, Financial Reporting and Accounting, and promoted in December 2013 to Vice President, Tax. Prior to joining the Company, Mr. Lewis served as senior manager with the accounting, audit and tax consulting firm KPMG.
Joseph W. Cavaliere has served as our President, Innerwear - Global since February 2021. Mr. Cavaliere joined the Company from C&S Wholesale Grocers, a wholesale grocery supply company, where he was President and General Manager of the Company’s retail chain division during 2020 and Chief Commercial Officer from 2018 to 2020. Prior to C&S Wholesale Grocers, he served as President and Transformation Lead at Newell Brands Inc., a global consumer products company, from 2017 to 2018 and as President and Chief Customer Officer from 2012 to 2017. Before that, Mr. Cavaliere was Executive Vice President of Customer Development at Unilever PLC, a multinational consumer goods company from 2008 to 2012 and was Senior Vice President from 2005 to 2008. He also served as Executive Vice President of Sales at Kraft Foods from 2002 to 2005, and held a number of other leadership positions in more than 20 years with the Company.
Vanessa LeFebvre has served as our President, Activewear - Global since August 2022. Prior to joining the Company, she served as the Senior Vice President, commercial, North America at Adidas, a multinational sporting goods and apparel company. In 2019, Ms. LeFebvre was the President of Lord and Taylor department stores. Before that, Ms. LeFebvre was Vice President of Women’s Buying at Stitch Fix from 2017 to 2019. Earlier in her career Ms. LeFebvre held senior leadership roles at Macy’s, including being the founder of Macy’s Backstage, from 2012 to 2017, Daffy’s from 2011 to 2012 and T.J. Maxx from 2009 to 2011, in addition to various roles at Lord and Taylor from 1999 to 2009.
Michael E. Faircloth has served as our EVP, Supply Chain - Global since 2019. He has served in a variety of roles with the Company, including as our Group President, Global Operations, American Casualwear and E-Commerce from 2019 to 2020, as our Group President, Global Supply Chain, Information Technology and E-Commerce from 2018 to 2019, as our President, Chief Global Supply Chain and Information Technology Officer from 2014 to 2017 and as our Chief Global Operations Officer (a position previously known as President, Chief Global Supply Chain Officer) from 2010 to 2014. Prior to his appointment as Chief Global Operations Officer, Mr. Faircloth served as our Senior Vice President, Supply Chain Support from 2009 to 2010, as our Vice President, Supply Chain Support from March 2009 to September 2009 and as our Vice President of Engineering & Quality from 2006 to 2009. Prior to the completion of the Company’s spin off from Sara Lee Corporation (“Sara Lee”), Mr. Faircloth served as Vice President, Industrialization of Sara Lee.
Kristin L. Oliver has served as our EVP, Chief Human Resources Officer since September 2020 and our Interim Chief Legal Officer since December 2023. From 2018 to 2020, Ms. Oliver served as Senior Vice President and Chief Human Resources Officer at Walgreens, a retail pharmacy leader and a division of Walgreens Boots Alliance, Inc. From 2016 to 2018, she served as Executive Vice President and Chief Human Resources Officer at Chico’s FAS, Inc., a publicly traded women’s clothing and accessories retailer. Previously in her career, Ms. Oliver served in various roles at Walmart, including as Executive Vice President, Walmart US, People division from 2013 to 2015, Senior Vice President and head of Human Resources, International Division from 2010 to 2012, Vice President and Division General Counsel, Employment from 2008 to 2010 and Associate General Counsel from 2004 to 2009.
Scott A. Pleiman has served as our EVP, Chief Strategy and Transformation Officer since January 2023. Mr. Pleiman joined the Company from Boston Consulting Group, where he was a senior advisor regarding strategy and transformation, specializing in retail and consumer products industries. Prior to joining Boston Consulting Group, Mr. Pleiman held a number of senior leadership positions at Walmart Stores, Inc., including Executive Vice President, Merchandising Operations from 2017 to 2021, Senior Vice President, Merchandising – Pricing, Planning & Modular Development from 2015 to 2017, Senior Vice President, Finance & Strategy from 2009 to 2015, Vice President, Merchandising Finance and Business Strategy Walmart U.S. from 2007 to 2009, and Vice President, Business Strategy Walmart U.S. from 2005 to 2007. Earlier in his career, Mr. Pleiman held strategic consulting roles with Cap Gemini (formerly Ernst & Young Consulting Services), and accounting roles at Ernst & Young Audit and Advisory Business Services.

Item 11.	Executive Compensation
The material under the heading “Proposal 3 - Advisory Vote to Approve Named Executive Officer Compensation,” as included and to be filed in the 2024 Proxy Statement, is incorporated by reference herein in response to this Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The material under the heading “Equity Compensation Plan Information” as included in Item 5 of this Annual Report on Form 10-K and the material under the heading “Ownership of Our Stock: Share Ownership of Major Stockholders, Management and Directors” as included and to be filed in the 2024 Proxy Statement is incorporated by reference herein in response to this Item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The material under the heading “Proposal 1 - Election of Directors: Other Governance Information - Related Person Transactions” and “Corporate Governance - Director Nomination Process - Director Independence,” each as included and to be filed in the 2024 Proxy Statement, is incorporated by reference herein in response to this Item.

Item 14.	Principal Accountant Fees and Services
The material under the heading “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm: Relationship with Independent Registered Public Accounting Firm” as included and to be filed in the 2024 Proxy Statement is incorporated by reference herein in response to this Item.

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

4.4	Form of 9.000% Senior Notes due 2031 (incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2023).

10.1
Hanesbrands Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on April 29, 2020).*

10.2	Form of Calendar Year Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan.*

10.3	Form of Discretionary Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan.*

10.4	Form of Performance Stock Award Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan.*

10.5	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan.*

Exhibit Number	Description
10.6
Inducement Stock Option Grant Notice and Agreement with Stephen B. Bratspies (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 (Commission file number 333-240312) filed with the Securities and Exchange Commission on August 3, 2020).*

10.7
Hanesbrands Inc. Supplemental Employee Retirement Plan (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2010).*

10.8
Hanesbrands Inc. Annual Incentive Plan for Section 16 Officers (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2020).*

10.9
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

10.11
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

10.14	Hanesbrands Inc. Employee Stock Purchase Plan (As Amended and Restated as of 2014).*

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

10.19
Severance/Change in Control Agreement dated August 3, 2020 between Hanesbrands Inc. and Stephen B. Bratspies (incorporated by reference from Exhibit 10.38 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2021).*

10.20
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

Exhibit Number	Description

10.21
First Amendment, dated October 31, 2022, to the Fifth Amended and Restated Credit Agreement among Hanesbrands Inc., MFB International Holdings S.à r.l., HBI Australia Acquisition Co. Pty Ltd, the lenders party thereto from time to time and JPMorgan Chase Bank N.A., as the administrative agent and the collateral agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2022).

10.22
Second Amendment, dated November 4, 2022, to the Fifth Amended and Restated Credit Agreement among Hanesbrands Inc., MFB International Holdings S.à r.l., HBI Australia Acquisition Co. Pty Ltd, the lenders party thereto from time to time and JPMorgan Chase Bank N.A., as the administrative agent and the collateral agent (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2022).

10.23
Third Amendment to Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 8, 2023).*

10.24
Fourth Amendment to Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.36 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 8, 2023).*

10.25
Hanesbrands Inc. Legacy Pension Plan (incorporated by reference from Exhibit 10.37 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 8, 2023).*

10.26
Master Receivables Purchase Agreement, dated as of December 11, 2019, by and among Hanesbrands Inc., Knights Apparel LLC, GFSI LLC, CC Products LLC, Alternative Apparel, Inc., the other sellers and servicers from time to time party thereto, and MUFG Bank, LTD., as Buyer (incorporated by reference from Exhibit 10.38 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 8, 2023).

10.27
Amendment No. 1, dated as of June 19, 2020, to Master Receivables Purchase Agreement, by and among Hanesbrands Inc., Knights Apparel LLC, GFSI LLC, CC Products LLC, Alternative Apparel, Inc. and MUFG Bank, LTD (incorporated by reference from Exhibit 10.38 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 8, 2023).

10.28
Amendment No. 2, dated as of December 2, 2022, to Master Receivables Purchase Agreement, by and among Hanesbrands Inc., Knights Apparel LLC, GFSI LLC, CC Products LLC, Alternative Apparel, Inc. and MUFG Bank, LTD (incorporated by reference from Exhibit 10.40 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 8, 2023).

10.29
Retention Award Agreement with M. Scott Lewis (incorporated by reference from Exhibit 10.41 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 8, 2023).*

10.30
Purchase Agreement, dated February 10, 2023 among Hanesbrands Inc., the guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2023).

10.31
Third Amendment, dated as of February 1, 2023, to the Fifth Amended and Restated Credit Agreement among Hanesbrands Inc., MFB International Holdings S.à r.l., HBI Australia Acquisition Co. Pty Ltd, the lenders party thereto and JPMorgan Chase Bank N.A., as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2023).

10.32
Fourth Amendment, dated as of November 8, 2023, to the Fifth Amended and Restated Credit Agreement among Hanesbrands Inc., MFB International Holdings S.à r.l., HBI Australia Acquisition Co. Pty Ltd, the lenders party thereto and JPMorgan Chase Bank N.A., as the administrative agent and the collateral agent.

Exhibit Number	Description
10.33
First Incremental Amendment and Joinder Agreement, dated as of March 8, 2023, to the Fifth Amended and Restated Credit Agreement among Hanesbrands Inc., MFB International Holdings S.à r.l., HBI Australia Acquisition Co. Pty Ltd, the lenders party thereto and JPMorgan Chase Bank N.A., as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023).

10.34
Amendment No. 3, dated as of June 22, 2023, to Master Receivables Purchase Agreement, by and among Hanesbrands Inc., Knights Apparel LLC, GFSI LLC, CC Products LLC, Alternative Apparel, Inc. and MUFG Bank, LTD (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2023).

10.35
First Amendment of Hanesbrands Inc. 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2023).*

10.36
Australia Addendum to Hanesbrands Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2023).*

10.37
Cooperation Agreement, dated as of November 16, 2023, by and among Hanesbrands Inc., Barington Companies Equity Partners, L.P., Barington Capital Group, L.P., Barington Companies Management, LLC and James A. Mitarotonda (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2023).

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney (included on the signature pages hereto).

31.1	Certification of Stephen B. Bratspies, Chief Executive Officer.

31.2	Certification of M. Scott Lewis, Chief Financial Officer.

32.1	Section 1350 Certification of Stephen B. Bratspies, Chief Executive Officer.

32.2	Section 1350 Certification of M. Scott Lewis, Chief Financial Officer.

97.1	Hanesbrands Inc. Executive Compensation Clawback Policy.

101.INS XBRL	Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Management contract or compensatory plans or arrangements.

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2024.

HANESBRANDS INC.

/s/ Stephen B. Bratspies
Stephen B. Bratspies
Chief Executive Officer

POWER OF ATTORNEY
KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Stephen B. Bratspies, M. Scott Lewis and Kristin Oliver, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Stephen B. Bratspies	Chief Executive Officer (principal executive officer)	February 16, 2024
Stephen B. Bratspies

/s/ M. Scott Lewis	Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer)	February 16, 2024
M. Scott Lewis

/s/ Geralyn R. Breig	Director	February 16, 2024
Geralyn R. Breig

/s/ Colin Browne	Director	February 16, 2024
Colin Browne

/s/ Natasha C. Chand	Director	February 16, 2024
Natasha C. Chand

/s/ Mark A. Irvin	Director	February 16, 2024
Mark A. Irvin

/s/ James C. Johnson	Director	February 16, 2024
James C. Johnson

/s/ John G. Mehas	Director	February 16, 2024
John G. Mehas

/s/ Franck J. Moison	Director	February 16, 2024
Franck J. Moison

/s/ Robert F. Moran	Director	February 16, 2024
Robert F. Moran

/s/ William S. Simon	Director	February 16, 2024
William S. Simon

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has evaluated the effectiveness of Hanesbrands’ internal control over financial reporting as of December 30, 2023, based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that Hanesbrands’ internal control over financial reporting was effective as of December 30, 2023.
The effectiveness of our internal control over financial reporting as of December 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included on the following pages.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hanesbrands Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Hanesbrands Inc. and its subsidiaries (the “Company”) as of December 30, 2023 and December 31, 2022, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment – U.S. Activewear, Champion Europe, and Australia Reporting Units
As described in Notes 2 and 11 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1.113 billion as of December 30, 2023, of which $685 million was associated with the U.S. Activewear, Champion Europe, and Australia reporting units. Goodwill is assessed for impairment at least annually, as of the first day of the Company’s third fiscal quarter, and as triggering events occur. In evaluating the recoverability of goodwill, management estimates the fair value of the Company’s reporting units, which is determined using the income approach, and compares the fair value to the carrying value. If the carrying value exceeds the fair value of the reporting unit, an impairment loss is recognized in an amount equal to such excess. Fair values of reporting units are primarily based on future cash flows projected to be generated from that business. In performing the discounted cash flow analysis, management makes various judgments, estimates and assumptions, the most significant of which are the assumptions related to revenue growth rates, operating profit margin rates, terminal growth rates, and discount rates.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the U.S. Activewear, Champion Europe, and Australia reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the U.S. Activewear, Champion Europe, and Australia reporting units; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates, operating profit margin rates, terminal growth rates, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the U.S. Activewear, Champion Europe, and Australia reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting units; (ii) evaluating the appropriateness of the discounted cash flow analysis used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow analysis; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates, operating profit margin rates, terminal growth rates, and discount rates. Evaluating management’s assumptions related to revenue growth rates and operating profit margin rates involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the U.S. Activewear, Champion Europe, and Australia reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the reasonableness of the terminal growth rate and discount rate assumptions.

/s/PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 16, 2024

We have served as the Company’s auditor since 2006.

HANESBRANDS INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net sales	$5,636,523	$6,233,650	$6,801,240
Cost of sales	3,740,113	4,012,542	4,149,541
Gross profit	1,896,410	2,221,108	2,651,699
Selling, general and administrative expenses	1,607,628	1,701,563	1,853,971
Operating profit	288,782	519,545	797,728
Other expenses	38,520	9,734	53,586
Interest expense, net	275,354	157,073	163,067
Income (loss) from continuing operations before income taxes	(25,092)	352,738	581,075
Income tax expense (benefit)	(7,366)	483,907	60,107
Income (loss) from continuing operations	(17,726)	(131,169)	520,968
Income (loss) from discontinued operations, net of tax	—	3,965	(443,744)
Net income (loss)	$(17,726)	$(127,204)	$77,224

Earnings (loss) per share - basic:
Continuing operations	$(0.05)	$(0.37)	$1.48
Discontinued operations	—	0.01	(1.26)
Net income (loss)	$(0.05)	$(0.36)	$0.22

Earnings (loss) per share - diluted:
Continuing operations	$(0.05)	$(0.37)	$1.48
Discontinued operations	—	0.01	(1.26)
Net income (loss)	$(0.05)	$(0.36)	$0.22
See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net income (loss)	$(17,726)	$(127,204)	$77,224
Other comprehensive income (loss):
Translation adjustments	15,321	(94,802)	(81,181)
Unrealized gain (loss) on qualifying cash flow hedges, net of tax of $1,430, $(226) and $(9,170), respectively	(13,246)	3,239	22,612
Unrecognized income from pension and postretirement plans, net of tax of $104, $(650) and $(25,644), respectively	17,622	131,158	73,925
Total other comprehensive income	19,697	39,595	15,356
Comprehensive income (loss)	$1,971	$(87,609)	$92,580
See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$205,501	$238,413
Trade accounts receivable, net	557,729	721,396
Inventories	1,368,018	1,979,672
Other current assets	144,967	178,946
Current assets held for sale	—	13,327
Total current assets	2,276,215	3,131,754
Property, net	414,366	442,404
Right-of-use assets	428,918	414,894
Trademarks and other identifiable intangibles, net	1,235,704	1,255,693
Goodwill	1,112,744	1,108,907
Deferred tax assets	21,954	20,162
Other noncurrent assets	150,413	130,062
Total assets	$5,640,314	$6,503,876

Liabilities and Stockholders’ Equity
Accounts payable	$736,252	$917,481
Accrued liabilities and other:
Payroll and employee benefits	98,521	85,392
Advertising and promotion	139,925	168,717
Other	240,230	243,919
Lease liabilities	110,640	114,794
Accounts Receivable Securitization Facility	6,000	209,500
Current portion of long-term debt	59,000	37,500
Current liabilities held for sale	—	13,327
Total current liabilities	1,390,568	1,790,630
Long-term debt	3,235,640	3,612,077
Lease liabilities - noncurrent	354,015	326,644
Pension and postretirement benefits	104,255	116,167
Other noncurrent liabilities	136,483	260,094
Total liabilities	5,220,961	6,105,612

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 350,137,826 and 349,009,147, respectively	3,501	3,490
Additional paid-in capital	353,367	334,676
Retained earnings	554,796	572,106
Accumulated other comprehensive loss	(492,311)	(512,008)
Total stockholders’ equity	419,353	398,264
Total liabilities and stockholders’ equity	$5,640,314	$6,503,876
See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at January 2, 2021	348,802	$3,488	$307,883	$1,069,546	$(566,959)	$813,958
Net income	—	—	—	77,224	—	77,224
Dividends ($0.60 per common share)	—	—	—	(211,510)	—	(211,510)
Other comprehensive income	—	—	—	—	15,356	15,356
Stock-based compensation	—	—	16,290	—	—	16,290
Net exercise of stock options, vesting of restricted stock units and other	1,101	11	(8,836)	—	—	(8,825)
Balances at January 1, 2022	349,903	$3,499	$315,337	$935,260	$(551,603)	$702,493
Net loss	—	—	—	(127,204)	—	(127,204)
Dividends ($0.60 per common share)	—	—	—	(212,375)	—	(212,375)
Other comprehensive income	—	—	—	—	39,595	39,595
Stock-based compensation	—	—	23,157	—	—	23,157
Net exercise of stock options, vesting of restricted stock units and other	683	7	(2,391)	—	—	(2,384)
Share repurchases	(1,577)	(16)	(1,427)	(23,575)	—	(25,018)
Balances at December 31, 2022	349,009	$3,490	$334,676	$572,106	$(512,008)	$398,264
Net loss	—	—	—	(17,726)	—	(17,726)
Other comprehensive income	—	—	—	—	19,697	19,697
Stock-based compensation	—	—	20,304	—	—	20,304
Net exercise of stock options, vesting of restricted stock units and other	1,129	11	(1,613)	416	—	(1,186)
Balances at December 30, 2023	350,138	$3,501	$353,367	$554,796	$(492,311)	$419,353

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	December 30, 2023	December 31, 2022(1)	January 1, 2022(1)
Operating activities:
Net income (loss)	$(17,726)	$(127,204)	$77,224
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	75,268	76,294	81,669
Amortization of acquisition intangibles	16,569	18,204	20,390
Other amortization	13,200	11,769	12,139
Impairment of intangible assets and goodwill	—	—	163,047
Loss on extinguishment of debt	8,466	—	43,739
(Gain) loss on sale of business and classification of assets held for sale	3,641	(3,162)	312,359
Amortization of debt issuance costs and debt discount	8,939	7,300	12,305
Stock compensation expense	20,546	23,457	16,630
Deferred taxes	(84,745)	388,607	3,934
Other	610	7,511	(2,084)
Changes in assets and liabilities:
Accounts receivable	174,249	154,145	(181,173)
Inventories	599,982	(437,641)	(293,455)
Other assets	82,672	(107,742)	(40,636)
Accounts payable	(194,602)	(241,557)	368,753
Accrued pension and postretirement benefits	6,799	(2,023)	(40,768)
Accrued liabilities and other	(152,119)	(126,760)	69,336
Net cash from operating activities	561,749	(358,802)	623,409
Investing activities:
Capital expenditures	(44,056)	(112,122)	(69,272)
Purchase of trademarks	—	(103,000)	—
Proceeds from sales of assets	331	157	2,809
Other	20,242	(1,463)	14,008
Net cash from investing activities	(23,483)	(216,428)	(52,455)
Financing activities:
Borrowings on Term Loan Facilities	891,000	—	1,000,000
Repayments on Term Loan Facilities	(44,250)	(25,000)	(925,000)
Borrowings on Accounts Receivable Securitization Facility	2,270,000	1,840,389	—
Repayments on Accounts Receivable Securitization Facility	(2,473,500)	(1,630,889)	—
Borrowings on Revolving Loan Facilities	1,923,000	1,792,000	—
Repayments on Revolving Loan Facilities	(2,275,500)	(1,439,500)	—
Borrowings on Senior Notes	600,000	—	—
Repayments on Senior Notes	(1,436,884)	—	(700,000)
Borrowings on notes payable	—	21,454	149,287
Repayments on notes payable	—	(21,713)	(149,739)
Share repurchases	—	(25,018)	—
Cash dividends paid	—	(209,312)	(209,484)
Payments to amend and refinance credit facilities	(31,020)	(3,159)	(43,186)
Other	(2,921)	(3,423)	(9,898)
Net cash from financing activities	(580,075)	295,829	(888,020)
Effect of changes in foreign exchange rates on cash	8,897	(42,815)	(32,908)
Change in cash and cash equivalents	(32,912)	(322,216)	(349,974)
Cash and cash equivalents at beginning of year	238,413	560,629	910,603
Cash and cash equivalents at end of year	$205,501	$238,413	$560,629

Balances included in the Consolidated Balance Sheets:
Cash and cash equivalents	$205,501	$238,413	$536,277
Cash and cash equivalents included in current assets held for sale	—	—	24,352
Cash and cash equivalents at end of year	$205,501	$238,413	$560,629

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
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)

(1)    Basis of Presentation
Hanesbrands Inc., a Maryland corporation (the “Company”), is a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Bonds, Bali, Maidenform, Bras N Things, Playtex, Wonderbra, Gear for Sports, Berlei, Comfortwash, Alternative and JMS/Just My Size. The Company designs, manufactures, sources and sells a broad range of innerwear apparel, such as T-shirts, bras, panties, shapewear, underwear and socks, as well as activewear products that are manufactured or sourced in the Company’s low-cost global supply chain.
The Company’s fiscal year ends on the Saturday closest to December 31. All references to “2023”, “2022” and “2021” relate to the 52-week fiscal year ended on December 30, 2023, December 31, 2022 and January 1, 2022, respectively. Two subsidiaries of the Company close one day after the Company’s consolidated year end. The difference in reporting of financial information for these subsidiaries did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Business Strategy
The Company’s business strategy integrates its brand superiority, industry-leading innovation and low-cost global supply chain to provide higher value products while lowering production costs. The Company operates in the global innerwear and global activewear apparel categories. These are stable, heavily branded categories where the Company has a strong consumer franchise based on a global portfolio of industry-leading brands that it has built over multiple decades, through hundreds of millions of direct interactions with consumers. The Company’s multi-year growth strategy (“Full Potential transformation plan”) is based on becoming a consumer-focused company that generates consistent growth and returns over time. The Company’s plan is designed to re-energize and reignite its Innerwear business by delivering consumer-driven innovation and attracting younger consumers; to grow the Champion brand through improved product and channel segmentation and expanding the brand across categories and geographies; to become a more consumer-focused organization that delivers products consumers want; and, to simplify its business and its portfolio. The key enablers to unlock its growth opportunities include segmenting its global supply chain, increasing revenue-generating investments in its brands, technology and people, as well as building a winning culture.
Over the last three years, the Company has experienced several unanticipated challenges, including significant cost inflation and consumer-demand headwinds. Despite the challenging global operating environment, the Company has been able to balance the near-term management of the business with making the long-term investments necessary to execute its strategy and transform the Company. During this time, the Company has made meaningful progress on several of its strategic initiatives. The Company has pivoted its U.S. Innerwear business back to gaining market share, which has been driven by the launch of new innovation, increased marketing investments in the Company’s brands and improved on-shelf product availability. The Company has simplified its portfolio by selling its European Innerwear and U.S. Sheer Hosiery businesses. The Company has also simplified its business by improving inventory management capabilities, including SKU reduction and disciplined lifecycle management, as well as globalizing its innerwear design and innovation processes. The Company has segmented its supply chain, which has reduced lead times, improved efficiencies and reduced costs. The Company has also increased investments in brand marketing, technology, digital tools and talent. The Company remains highly confident that its strong brand portfolio, world-class supply chain and diverse category and geographic footprint will help deliver long-term growth and create stockholder value over time.
Over the past several years, the Company has made significant structural improvements to its Champion business and most recently through a global Champion performance plan that is comprised of an accelerated and enhanced channel, mix and product segmentation strategy geared toward improving Champion’s brand position, regaining momentum and positioning the business for long-term profitable growth. These improvements highlighted an even greater distinction between its innerwear and activewear businesses, which created an opportunity for the Company to evaluate strategic alternatives for its global Champion business. In September of 2023, the Company announced that its Board of Directors and executive leadership team, with the assistance of financial and legal advisors, were undertaking an evaluation of strategic alternatives for the global Champion business. As part of this process, the Board of Directors is considering a broad range of alternatives to maximize shareholder value, including, among others, a potential sale or other strategic transaction, as well as continuing to operate the business as part of the Company. There can be no assurance that its assessment process for the global Champion business will

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
result in the Company pursuing any particular transaction or other strategic outcome regarding Champion. The Company has not set a timetable for completion of this process and may suspend or terminate the review at any time.
As part of the Company’s strategy to streamline its portfolio under its Full Potential transformation plan, on March 5, 2022, the Company completed the sale of its European Innerwear business to an affiliate of Regent, L.P. and on September 29, 2023, the Company completed the sale of its U.S. Sheer Hosiery business to AllStar Hosiery LLC (“AllStar”), an affiliate of AllStar Marketing Group, LLC. When the Company reached the decision to exit its European Innerwear business in 2021, it determined that this business met held-for-sale and discontinued operations accounting criteria and accordingly, the Company began to separately report the results of its European Innerwear business as discontinued operations in its Consolidated Statements of Operations, and to present the related assets and liabilities as held for sale in the Consolidated Balance Sheets. The related assets and liabilities of the U.S. Sheer Hosiery business are presented as held for sale in the Consolidated Balance Sheets at December 31, 2022 and the operations of our U.S. Sheer Hosiery business are reported in “Other” for all periods presented in Note “Business Segment Information”. See Note “Assets and Liabilities Held for Sale” for additional information.
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
The Company is named in a putative class action in connection with its previously disclosed ransomware incident, entitled Toussaint et al. v. HanesBrands,[sic] Inc. This lawsuit was filed on April 27, 2023, and pending in the United States District Court for the Middle District of North Carolina, and follows the consolidation of two previously pending lawsuits, entitled Roman v. Hanes Brands,[sic] Inc., filed October 7, 2022 and Toussaint v. HanesBrands,[sic] Inc., filed October 14, 2022. The lawsuit alleges, among other things, negligence, negligence per se, breach of implied contract, invasion of privacy, unjust enrichment, breach of implied covenant of good faith and fair dealing and unfair business practices under the California Business and Professions Code. The pending lawsuit seeks, among other things, monetary and injunctive relief. The Company is vigorously defending the pending matter and believes the case is without merit. The Company does not expect any of these claims, individually or in the aggregate, to have a material adverse effect on its consolidated financial position or results of operations. However, at this stage in the proceedings, the Company is not able to determine the probability of the outcome of this matter or a range of reasonably expected losses, if any.
In 2023, the Company recognized a benefit related to business interruption insurance proceeds of $24,062, of which $23,354 is reflected in the “Cost of sales” line and $708 is reflected in the “Selling, general and administrative expenses” line of the Consolidated Statements of Operations. The Company received total business interruption insurance proceeds of $25,562 in 2023, a portion of which was recognized as an expected insurance recovery in 2022, related to the recovery of lost profit from business interruptions. In 2022, the Company incurred costs of $15,427, net of expected insurance recoveries, related to the ransomware attack. The costs, net of expected insurance recoveries, incurred during 2022 included $14,168 primarily related to supply chain disruptions, which are reflected in the “Cost of sales” line of the Consolidated Statements of Operations, and $1,259 primarily related to legal, information technology and consulting fees, which are reflected in the “Selling, general and administrative expenses” line of the Consolidated Statements of Operations.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
Although the Company expects to incur minimal costs, primarily for legal fees, related to the ransomware attack, the Company cannot determine, at this time, the full extent of any proceedings or additional costs or expenses related to the security event or whether such impact will ultimately have a material adverse effect.
(2)    Summary of Significant Accounting Policies
(a) Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation, except for certain intercompany sales and related profit and receivables from the Company’s supply chain to the European Innerwear business, which was classified as discontinued operations in the consolidated financial statements in 2021 and 2022 and was sold on March 5, 2022. See Note “Assets and Liabilities Held for Sale” for additional information.
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
(c) Foreign Currency Translation
Foreign currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of accumulated other comprehensive loss (“AOCI”) within stockholders’ equity. The Company translates the results of operations of its foreign operations at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions are included in both the “Cost of sales” and “Selling, general and administrative expenses” lines in the Consolidated Statements of Operations.
(d) Sales Recognition and Incentives
The Company recognizes revenue when obligations under the terms of a contract with a customer are satisfied, which occurs at a point in time, upon either shipment or delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. The Company records a sales reduction for returns and allowances based upon historical return experience. The Company earns royalty revenues through license agreements with manufacturers of other consumer products that incorporate certain of the Company’s brands. The Company accrues revenue earned under these contracts based upon reported sales from the licensee. The Company offers a variety of sales incentives to resellers and consumers of its products, and the policies regarding the recognition and display of these incentives within the Consolidated Statements of Operations are as follows:
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
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
Fixtures and Racks
Store fixtures and racks are periodically used by resellers to display Company products. The Company expenses the cost of these fixtures and racks in the period in which they are delivered to the resellers. The Company includes the costs of fixtures and racks incurred by resellers and charged back to the Company in the determination of net sales. Fixtures and racks purchased by the Company and provided to resellers are included in the “Selling, general and administrative expenses” line in the Consolidated Statements of Operations.
Product Returns
The Company generally offers customers a limited right of return for a purchased product. The Company estimates the amount of its product sales that may be returned by its customers and records this as a reduction of revenue in the period the related product revenue is recognized.
(e) Advertising Expense
Advertising represents one of several brand building methods used by the Company. Advertising costs, which include the development and production of advertising materials and the communication of these materials through various forms of media, are expensed in the period the advertising first takes place. Additionally, the Company has agreements with certain of its largest customers for digital advertising and the cost of these programs are expensed in the period the advertising and promotional activity first takes place. The Company recognized advertising expense in the “Selling, general and administrative expenses” line in the Consolidated Statements of Operations of $166,942, $208,881 and $208,998 in 2023, 2022 and 2021, respectively.
(f) Shipping and Handling Costs
Revenue received for shipping and handling costs is included in net sales and was $11,299, $13,578 and $19,461 in 2023, 2022 and 2021, respectively. Shipping costs, which comprise payments to third-party shippers, and handling costs, which consist of warehousing costs in the Company’s various distribution facilities, were $378,541, $415,989 and $447,131 in 2023, 2022 and 2021, respectively. The Company recognizes shipping, handling and distribution costs in the “Selling, general and administrative expenses” line in the Consolidated Statements of Operations.
(g) Research and Development
Research and development costs are expensed as incurred and are included in the “Selling, general and administrative expenses” line in the Consolidated Statements of Operations. Research and development includes expenditures for new product, technological improvements for existing products and process innovation, which primarily consist of salaries, consulting and supplies attributable to time spent on research and development activities. Additional costs include depreciation and maintenance for research and development equipment and facilities. Research and development expense was $35,961, $38,911 and $39,320 in 2023, 2022 and 2021, respectively.
(h) Defined Contribution Benefit Plans
The Company sponsors 401(k) plans as well as other defined contribution benefit plans. Expense for these plans was $25,341, $26,296 and $37,979 in 2023, 2022 and 2021, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
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
(j) Accounts Receivable Valuation
Accounts receivable are stated at net realizable value. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable portfolio. Trade receivables are evaluated on a collection (pool) basis and aggregated on the basis of similar risk characteristics which are determined on the basis of historical losses, the aging of trade receivables, industry trends, and its customers’ financial strength, credit standing and payment and default history.
(k) Inventory Valuation
Inventories are stated at the estimated lower of cost or net realizable value. Cost is determined by the first-in, first-out, or “FIFO”, method for inventories. Obsolete, damaged, and excess inventory is carried at net realizable value, which is determined by assessing historical recovery rates, current market conditions and future marketing and sales plans. Rebates, discounts and other cash consideration received from a vendor related to inventory purchases are reflected as reductions in the “Cost of Sales” line in our Consolidated Statements of Operations related inventory item and are therefore reflected in cost of sales when the related inventory item is sold.
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
(m) Leases
The Company accounts for leases under the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. The Company determines whether an arrangement is a lease at inception. At inception, a right of use asset and lease liability is recorded. The Company has operating leases for real estate (primarily retail stores and operating facilities) and certain equipment. The Company’s finance leases are not material. Leases with a term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
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
In light of temporary store closures related to the COVID-19 pandemic, the Company took actions in 2021 and 2022 with respect to certain of its existing leases, including withholding rent payments and engaging with landlords to obtain rent deferrals and other rent concessions. Consistent with updated guidance from the FASB in April 2020, the Company elected to treat agreed-upon payment deferrals that resulted in the total payments required by the modified contract being substantially the same as total payments required by the contract as if there were no modifications to the lease contract. The Company elected to treat other agreed-upon rent concessions, which resulted in reduced minimum lease payments, as variable lease payments. For any agreed-upon rent concessions, which change the payment terms from minimum rental amounts to amounts based on a percentage of sales volume, the Company elected to treat such changes as lease modifications under the current lease guidance.
(n) Trademarks and Other Identifiable Intangible Assets
The primary identifiable intangible assets of the Company are trademarks, license agreements, customer and distributor relationships and computer software. Identifiable intangible assets with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of a finite-lived intangible asset is based upon a number of factors, including historical experience, the level of maintenance expenditures required to obtain future cash flows, future business plans and the period over which the asset will be economically useful. Trademarks determined to have finite lives are generally amortized over periods ranging from 10 to 20 years, license agreements are generally amortized over periods ranging from three to 15 years, customer and distributor relationships are generally amortized over periods ranging up to 15 years, computer software is generally amortized over periods ranging from four to seven years and other intangibles are generally amortized over periods ranging up to 10 years.
Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used in evaluating elements of property. Identifiable intangible assets not subject to amortization are assessed for impairment at least annually, as of the first day of the third fiscal quarter, and additionally if triggering events occur. The impairment test for identifiable intangible assets not subject to amortization consists of comparing the fair value of the intangible asset, which is determined using the income approach, to its carrying value. If the carrying value exceeds the fair value of the asset, an impairment loss is recognized in an amount equal to such excess. Fair values of intangible assets are primarily based on future cash flows projected to be generated from that asset. In performing the discounted cash flow analysis, management makes various judgments, estimates and assumptions, the most significant of which are the assumptions related to revenue growth rates, operating profit margin rates, terminal growth rates and discount rates. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of intangible asset impairment.
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
Goodwill is not amortized; however, it is assessed for impairment at least annually, as of the first day of the third quarter, and additionally if triggering events occur. In evaluating the recoverability of goodwill, the Company estimates the fair value of

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
its reporting units, which is determined using the income approach, and compares it to the carrying value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to such excess. Fair values of reporting units are primarily based on future cash flows projected to be generated from that business. In performing the discounted cash flow analysis, management makes various judgments, estimates and assumptions, the most significant of which are the assumptions related to revenue growth rates, operating profit margin rates, terminal growth rates and discount rates. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.
(p) Cloud Computing Arrangements
The Company’s cloud computing arrangements (“CCA”) include software licenses purchased from external vendors. Software license costs, implementation costs incurred during the application development stage and other costs meeting certain criteria are capitalized while all other costs are expensed as incurred. These assets are included in computer software in the “Trademarks and other identifiable intangibles, net” line in the Consolidated Balance Sheets and amortized on a straight-line basis over their assessed useful lives. See Note “Intangible Assets and Goodwill” for additional information.
If a CCA does not include the purchase of a software license, the arrangement is accounted for as a service contract and the fees associated with the hosting service are expensed as incurred. Prepayments of these costs are included in the “Other current assets” line in the Consolidated Balance Sheets. Implementation costs incurred during the application development stage as well as costs meeting certain criteria are capitalized and expensed on a straight-line basis over the term of the hosting contracts, which range from two to seven years. The capitalized assets are included in the “Other noncurrent assets” line in the Consolidated Balance Sheets. As of December 30, 2023 and December 31, 2022, net capitalized assets were $94,425 and $53,637, respectively. Changes in the capitalized assets are included in the “Other assets” line within operating activities in the Consolidated Statements of Cash Flows.
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
(s) Income Taxes
Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Given continuing losses in certain jurisdictions in which the Company operates on a separate return basis, a valuation allowance has been established for the deferred tax assets in these specific locations. The Company periodically estimates the probable tax obligations using historical experience in tax jurisdictions and informed judgment. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to, or further interpretations of, regulations. Income tax expense is adjusted in the period in which these events occur, and these adjustments are included in the Company’s Consolidated Statements of Operations. If such changes take place, there is a risk that the Company’s effective tax rate may increase or decrease in any period. A company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
The Company continues to use a portfolio approach to release the income tax effects in accumulated other comprehensive loss related to pension and postretirement benefits. Under this approach, the income tax effects are released from AOCI based on the pre-tax adjustments to pension liabilities or assets recognized within other comprehensive income. Any tax effects remaining in AOCI are released only when the entire portfolio of the pension and postretirement benefits is liquidated, sold or extinguished.
(t) Financial Instruments
The Company uses forward foreign exchange contracts and has used cross-currency swap contracts to manage its exposures to movements in foreign exchange rates and uses interest rate contracts to manage its exposure to movements in interest rates. The Company has also used a combination of cross-currency swap contracts and long-term debt to manage its exposure to foreign currency risk associated with the Company’s net investment in certain European subsidiaries. The use of these derivative and nonderivative financial instruments modifies the Company’s exposure to these risks with the goal of reducing the risk or cost to the Company. The Company does not use derivatives for trading purposes and is not a party to leveraged derivative contracts.
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
Cash Flow Hedges
For a cash flow hedge, the Company formally assesses, both at inception and on at least a quarterly basis thereafter, whether the designated derivative instrument is highly effective in offsetting changes in cash flows of the hedged item. The change in the fair value of a derivative instrument that is designated and highly effective as a cash flow hedge is recorded as a deferred gain or loss in the “Accumulated other comprehensive loss” line in the Consolidated Balance Sheets. When the hedged item affects the statement of operations, the deferred gain or loss on the derivative instrument is reclassified from AOCI and recorded on the same line in the Consolidated Statements of Operations as the hedged item. The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value. If it is determined that a designated derivative instrument ceases to be a highly effective cash flow hedge, or if the anticipated transaction is no longer likely to occur, the Company discontinues hedge accounting, and any deferred gain or loss is reclassified from AOCI and recorded on the same line in the Consolidated Statements of Operations as the hedged item.
Cash flows from derivatives designated as cash flow hedges are classified in the same category as the item being hedged in the Consolidated Statements of Cash Flows.
Net Investment Hedges
For a net investment hedge, the Company formally assesses, both at inception and on a quarterly basis thereafter, whether the designated financial instrument is highly effective as an economic hedge of foreign exchange risk associated with the hedged net investment. The change in the fair value of a derivative instrument or the change in the carrying value of a nonderivative financial instrument that is designated and highly effective as a net investment hedge is recorded as a deferred gain or loss in the cumulative translation adjustment component of AOCI, offsetting the translation gain or loss for the net investment being hedged.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
The Company assesses net investment hedge effectiveness and measures net investment hedge results for both derivative and nonderivative hedging instruments on an after-tax basis. The interest component of a cross-currency swap derivative contract designated in a highly effective net investment hedge is excluded from the assessment of hedge effectiveness and is initially recorded in the cumulative translation adjustment component of AOCI. This excluded component is amortized in earnings using a systematic and rational method over the term of the cross-currency swap derivative contract and recorded in the “Interest expense, net” line in the Consolidated Statements of Operations.
If a net investment hedging relationship ceases to be highly effective, the Company discontinues hedge accounting, and any future change in the fair value of the derivative hedging instrument or future change in the carrying value of the nonderivative hedging instrument is recorded in the “Other expenses” line in the Consolidated Statements of Operations, which is where the gain or loss on the sale or substantial liquidation of the underlying net investment would be recorded. However, any deferred gain or loss previously recorded in the cumulative translation adjustment component of AOCI will remain in AOCI until the hedged net investment is sold or substantially liquidated, at which time the cumulative deferred gain or loss is reclassified from AOCI and recorded in the “Other expenses” line in the Consolidated Statements of Operations.
Cash flows from the periodic and final settlements of the cross-currency swap contracts are reported as cash flows from investing activities in the Consolidated Statements of Cash Flows because the hedged item is a net investment in foreign subsidiaries, and the cash paid or received from acquiring or selling the subsidiaries would typically be classified as investing.
Mark to Market Hedges
A derivative instrument whose change in fair value is used to hedge against changes in the value of a hedged item, but which is not designated as a hedge under the accounting standards, is accounted for as a mark to market hedge. These derivatives are recorded at fair value in the Consolidated Balance Sheets when the hedged item is recorded as an asset or liability and then are revalued each accounting period. Changes in the fair value of derivatives accounted for as mark to market hedges are reported in the “Cost of sales” and “Selling, general and administrative expenses” lines in the Consolidated Statements of Operations.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
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
Supplier Finance Program Obligations
In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The new accounting rules create certain disclosure requirements for a buyer in a supplier finance program. The new accounting rules require qualitative and quantitative disclosures including key terms of the program, balance sheet presentation of related amounts, the obligation amount the buyer has confirmed as valid to the finance provider and a rollforward of the obligation. The accounting rules do not impact the recognition, measurement, or financial statement presentation of supplier finance program obligations. The disclosure of the obligation rollforward is effective for the Company beginning in 2024 and all other disclosures were effective for the Company in the first quarter of 2023. While the new accounting rules did not have any impact on the Company’s financial condition, results of operations or cash flows, the adoption of the new accounting rules did result in additional disclosures beginning in the first quarter of 2023 which are included below.
The Company reviews supplier terms and conditions on an ongoing basis and has negotiated payment term extensions in recent years in connection with its efforts to effectively manage working capital and improve cash flow. Separate from these payment term extension actions noted above, the Company and certain financial institutions facilitate voluntary supplier finance programs that enable participating suppliers the ability to request payment of their invoices from the financial institutions earlier than the terms stated in Company’s payment policy. The Company is not a party to the arrangements between the suppliers and the financial institutions and its obligations to suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ participation in the supplier finance programs. The Company’s payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. The Company has no economic interest in a supplier’s decision to participate in the supplier finance programs and has no financial impact in connection with the supplier finance programs. Accordingly, obligations under these programs continue to be trade payables and are not indicative of borrowing arrangements. As of December 30, 2023, the amounts due to suppliers participating in supplier finance programs totaled $148,032 and are included in the “Accounts Payable” line of the Consolidated Balance Sheets.
Leases
In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” The new accounting rules require that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset (the leased asset) through a lease. These leases should also be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The new accounting rules will be effective for the Company in the first quarter of 2024, including interim periods. The adoption of the new rules will not have a material impact on the Company’s financial condition, results of operations, cash flows and disclosures.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The new accounting rules are designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new accounting rules will be effective for the Company for the annual period of 2024 and interim periods beginning in 2025. Early adoption is permitted. While the new accounting rules will not have any impact on the Company’s financial condition, results of operations or cash flows, the adoption of the new accounting rules will result in additional disclosures.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The new accounting rules on income tax disclosures require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit as separated between domestic and foreign and (3) income tax expense or benefit from continuing operations as separated by federal, state, and foreign. The new accounting rules also require entities to disclose their income tax payments to federal, state and local jurisdictions, and international, among other changes. The new accounting rules will be effective for the Company for the annual periods beginning in 2025 and should be applied on a prospective basis, but retrospective application is permitted. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.
(3)    Assets and Liabilities Held for Sale
Total current assets and current liabilities classified as held for sale in the Consolidated Balance Sheets consist of the following:

	December 30, 2023	December 31, 2022
Total current assets held for sale - U.S. Sheer Hosiery business	$—	$13,327

Total current liabilities held for sale - U.S. Sheer Hosiery business	$—	$13,327
U.S. Sheer Hosiery Business - Continuing Operations
In the fourth quarter of 2021, the Company reached the decision to divest its U.S. Sheer Hosiery business, including the L’eggs brand, as part of its strategy to streamline its portfolio under its Full Potential transformation plan and determined that this business met held-for-sale accounting criteria. In the fourth quarter of 2021, the Company recorded a non-cash loss of $38,364, which is reflected in the “Selling, general and administrative expenses” line in the Consolidated Statements of Operations, to record a valuation allowance against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal. In 2022, the Company recorded a non-cash gain of $3,535, which is reflected in the “Selling, general and administrative expenses” line in the Consolidated Statements of Operations, to adjust the valuation allowance primarily resulting from changes in carrying value due to changes in working capital. The operations of the U.S. Sheer Hosiery business are reported in “Other” for all periods presented in Note “Business Segment Information”. The related assets and liabilities are presented as held for sale in the Consolidated Balance Sheets at December 31, 2022.
The Company completed the sale of its U.S. Sheer Hosiery business to AllStar on September 29, 2023 for $3,300 in total proceeds. Proceeds from the sale included cash of $1,300, which is reported in “Net cash from investing activities” in the Consolidated Statements of Cash Flows for the year ended December 30, 2023 and a receivable of $2,000, which will be paid by AllStar in two equal installments in six months and nine months after the date of sale and is reflected in the “Other current assets” line in the Consolidated Balance Sheets at December 30, 2023. In 2023, the Company recognized the loss, net of proceeds, of $3,641, which is reflected in the “Selling, general and administrative expenses” line in the Consolidated Statements of Operations.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
European Innerwear Business - Discontinued Operations
In the first quarter of 2021, the Company announced that it reached the decision to exit its European Innerwear business as part of its strategy to streamline its portfolio under its Full Potential transformation plan and determined that this business met held-for-sale and discontinued operations accounting criteria. Accordingly, the Company began to separately report the results of its European Innerwear business as discontinued operations in its Consolidated Statements of Operations, and to present the related assets and liabilities as held for sale in the Consolidated Balance Sheets. On November 4, 2021, the Company announced that it had reached an agreement to sell its European Innerwear business to an affiliate of Regent, L.P. and completed the sale on March 5, 2022. Under the agreement, the purchaser received all the assets and operating liabilities of the European Innerwear business. The operations of the European Innerwear business were previously reported primarily in the International segment.
Upon meeting the criteria for held-for-sale classification in the first quarter of 2021, which qualified as a triggering event, the Company performed a full impairment analysis of the disposal group's indefinite-lived intangible assets and goodwill. As a result of the strategic decision to exit the European Innerwear business, forecasts were revised to include updated market conditions and the removal of strategic operating decisions that would no longer occur under the Company's ownership. The revised forecasts indicated impairment of certain indefinite-lived trademarks and license agreements as well as the full goodwill balance attributable to the European Innerwear business. As a result of this impairment analysis, a non-cash charge of $155,745 was recorded as "Impairment of intangible assets and goodwill" in the summarized discontinued operations financial information in 2021. In addition, the Company recorded a valuation allowance against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal, resulting in non-cash charges of $7,253 and $273,995 for the quarter and year ended January 1, 2022, respectively, as "Loss on sale of business and classification of assets held for sale" in the summarized discontinued operations financial information. The non-cash charge recorded in the quarter ended January 1, 2022 primarily resulted from changes in working capital balances and foreign exchange rates. In the year ended December 31, 2022, the Company recorded the final loss on the sale of the European Innerwear business of $373 primarily resulting from changes in working capital balances and foreign exchange rates.
Additionally, the Company recorded an impairment charge of $7,302 in continuing operations on an indefinite-lived trademark in 2021 which is reflected in the “Selling, general and administrative expenses” line in the Consolidated Statements of Operations. This charge related to the full impairment of an indefinite-lived trademark related to a specific brand within the European Innerwear business that was excluded from the disposal group as it was not marketed for sale.
The Company continued certain sales from its supply chain to the European Innerwear business on a transitional basis after the sale of the business. The Company was contracted to provide services under the terms of the Manufacturing and Supply Agreement that was signed as part of closing the transaction through January 2024. Additionally, the Company entered into a Transitional Services Agreement pursuant to which the Company provided transitional services including information technology, human resources, facilities management, and limited finance and accounting services which expired in March 2023. The sales and the related profit are included in continuing operations in the Consolidated Statements of Operations and in “Other” in Note “Business Segment Information” in all periods presented and have not been eliminated as intercompany transactions in consolidation for the period when the European Innerwear business was owned by the Company. The related receivables from the European Innerwear business are included in “Trade accounts receivable, net” in the Consolidated Balance Sheets for all periods presented.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the European Innerwear business. Discontinued operations does not include any allocation of corporate overhead expense or interest expense. The key components from discontinued operations related to the European Innerwear business are as follows:

	Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net sales	$—	$101,314	$546,558
Cost of sales	—	60,415	294,383
Gross profit	—	40,899	252,175
Selling, general and administrative expenses	—	54,689	274,408
Impairment of intangible assets and goodwill	—	—	155,745
Loss on sale of business and classification of assets held for sale	—	373	273,995
Operating loss	—	(14,163)	(451,973)
Other expenses	—	283	2,178
Interest expense, net	—	10	613
Loss from discontinued operations before income tax benefit	—	(14,456)	(454,764)
Income tax benefit	—	(18,421)	(11,020)
Net income (loss) from discontinued operations, net of tax	$—	$3,965	$(443,744)
There were no assets and liabilities of discontinued operations classified as held for sale in the Consolidated Balance Sheets as of December 30, 2023 and December 31, 2022.
The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows. The following table presents cash flow and non-cash information related to discontinued operations:

	Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Depreciation	$—	$—	$2,608
Amortization	$—	$—	$1,460
Capital expenditures	$—	$715	$8,462
Impairment of intangible assets and goodwill	$—	$—	$155,745
Loss on sale of business and classification of assets held for sale	$—	$373	$273,995
Capital expenditures included in accounts payable at end of period	$—	$—	$1,079
Right-of-use assets obtained in exchange for lease obligations	$—	$—	$8,672
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Third-party brick-and-mortar wholesale	$3,923,339	$4,348,424	$4,777,623
Consumer-directed	1,713,184	1,885,226	2,023,617
Total net sales	$5,636,523	$6,233,650	$6,801,240
Revenue Sources
Third-Party Brick-and-Mortar Wholesale Revenue
Third-party brick-and-mortar wholesale revenue is primarily generated by sales of the Company’s products to retailers to support their brick-and-mortar operations. Third-party brick-and-mortar wholesale revenue also includes royalty revenue from license agreements. The Company earns royalties through license agreements with manufacturers of other consumer products that incorporate certain of the Company’s brands. The Company accrues revenue earned under these contracts based upon reported sales from the licensees.
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
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Basic weighted average shares outstanding	350,592	349,970	351,028
Effect of potentially dilutive securities:
Stock options	—	—	16
Restricted stock units	—	—	1,031
Employee stock purchase plan and other	—	—	3
Diluted weighted average shares outstanding	350,592	349,970	352,078
The following securities were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive:

	Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Stock options	250	252	167
Restricted stock units	4,250	1,907	32
Employee stock purchase plan and other	10	8	—
In 2023 and 2022, all potentially dilutive securities were excluded from the diluted earnings per share calculation because the Company incurred a net loss for these years and their inclusion would be anti-dilutive.
(6)    Stock-Based Compensation
The Company established the Omnibus Incentive Plan to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to its employees, non-employee directors and

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
employees of its subsidiaries to promote the interests of the Company, incent performance and retain employees. In April 2020, the stockholders of the Company approved the Hanesbrands Inc. 2020 Omnibus Incentive Plan (the “2020 Omnibus Plan”). The Company satisfies the requirement for common shares for share-based payments to employees pursuant to the 2020 Omnibus Plan by issuing newly authorized shares. The 2020 Omnibus Plan initially authorized a total of 11,000 shares of common stock of the Company for awards granted under the 2020 Omnibus Plan, plus the number of shares of common stock of the Company available for grant under the predecessor Hanesbrands Inc. Omnibus Incentive Plan (the “Prior Plan”) that had not yet been made subject to awards under the Prior Plan as of the effective date of the 2020 Omnibus Plan. In April 2023, the stockholders of the Company approved an amendment to the 2020 Omnibus Plan to increase the authorized shares of common stock of the Company available for grant by 5,300 shares of common stock. After the April 2023 amendment, the 2020 Omnibus Plan had 79,520 shares authorized for awards of stock options and restricted stock units, of which 16,324 shares were available for future grants as of December 30, 2023.
Stock Options
Under the Omnibus Incentive Plan, the exercise price of each stock option equals the closing market price of the Company’s stock on the date of grant. Options granted vest ratably over three years and can be exercised over a term of 10 years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during 2023, 2022 or 2021 under the Omnibus Incentive Plan.
The 250 stock options outstanding were granted by the Company in 2020 outside of the 2020 Omnibus Plan in reliance on the employment inducement exemption under the New York Stock Exchange’s Listed Company Manual Rule 303A.08. The exercise price of each stock option equals either the closing market price of the Company’s stock on the date of grant or the closing market price of the Company’s stock on the date of grant multiplied by a specified exercise premium factor applicable to each option. Options granted vested ratably over three years and can be exercised over a term of 10 years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.
A summary of the changes in stock options outstanding to the Company’s employees is presented below:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Options outstanding at January 2, 2021	250	$17.18	$22	9.59
Granted	—	—
Exercised	—	—
Options outstanding at January 1, 2022	250	$17.18	$200	8.59
Granted	—	—
Exercised	—	—
Options outstanding at December 31, 2022	250	$17.18	$—	7.59
Granted	—	—
Exercised	—	—
Options outstanding at December 30, 2023	250	$17.18	$—	6.59
Options exercisable at December 30, 2023	250	$17.18	$—	6.59
There were no stock option exercises during 2023, 2022 or 2021.
Stock Unit Awards
Under the Omnibus Incentive Plan, restricted stock units (“RSUs”) of the Company’s stock are granted to certain Company non-employee directors and employees to induce employment and incent performance and retention over periods of one to three years. Upon vesting, the RSUs are converted into shares of the Company’s common stock on a one-for-one basis and issued to the grantees. Some RSUs which have been granted under the Omnibus Incentive Plan vest upon continued future service to the Company, while others also have a performanced-based vesting feature. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is recognized over the period during which the grantees provide the requisite service to the Company.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
A summary of the changes in the restricted stock unit awards outstanding is presented below:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Nonvested share units outstanding at January 2, 2021	3,111	$14.64	$45,361	1.32
Granted — non-performanced based	970	16.11
Granted — performanced based	(149)	16.22
Vested	(1,694)	14.87
Forfeited	(117)	15.36
Nonvested share units outstanding at January 1, 2022	2,121	$16.53	$35,455	1.18
Granted — non-performanced based	1,178	15.39
Granted — performanced based	1,624	16.98
Vested	(829)	15.92
Forfeited	(435)	16.84
Nonvested share units outstanding at December 31, 2022	3,659	$16.46	$23,268	1.24
Granted — non-performanced based	2,026	7.76
Granted — performanced based	1,662	7.92
Vested	(931)	15.45
Forfeited	(688)	14.85
Nonvested share units outstanding at December 30, 2023	5,728	$11.26	$25,547	1.18
The total fair value of shares vested during 2023, 2022 and 2021 was $14,381, $13,199 and $25,201, respectively. Certain participants elected to defer receipt of shares earned upon vesting.
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
For all share-based awards granted, the Company recognized compensation expense and deferred tax benefits as follows:

	Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Compensation expense included in continuing operations	$20,304	$23,357	$16,065
Compensation expense included in discontinued operations	—	(200)	225
Total compensation expense	$20,304	$23,157	$16,290

Deferred tax benefit recognized in continuing operations	$—	$—	$2,499
At December 30, 2023, there was $22,623 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $14,064, $7,102, and $1,457 is expected to be recognized in continuing operations in 2024, 2025, and 2026, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
(7)    Trade Accounts Receivable
Allowances for Trade Accounts Receivable
The changes in the Company’s allowance for doubtful accounts and allowance for customer chargebacks and other customer deductions are as follows:

	Allowance for Doubtful Accounts	Allowance for Chargebacks and Other Deductions	Total
Balance at January 2, 2021	$33,603	$15,142	$48,745
Charged to expenses	2,279	24,501	26,780
Deductions, write-offs and adjustments	2,663	(15,245)	(12,582)
Currency translation	(707)	(288)	(995)
Balance at January 1, 2022	$37,838	$24,110	$61,948
Charged to expenses	6,721	20,432	27,153
Deductions, write-offs and adjustments	(19,753)	(16,180)	(35,933)
Currency translation	(658)	(487)	(1,145)
Balance at December 31, 2022	$24,148	$27,875	$52,023
Charged to expenses	2,614	14,703	17,317
Deductions, write-offs and adjustments	(4,636)	(16,225)	(20,861)
Currency translation	1,187	508	1,695
Balance at December 30, 2023	$23,313	$26,861	$50,174
Charges to the allowance for doubtful accounts are reflected in the “Selling, general and administrative expenses” line in the Consolidated Statements of Operations and charges to the allowance for customer chargebacks and other customer deductions are primarily reflected as a reduction in the “Net sales” line in the Consolidated Statements of Operations. Deductions, write-offs and adjustments, which do not increase or decrease income, represent write-offs of and adjustments to previously reserved accounts receivable and allowed customer chargebacks and deductions against gross accounts receivable.
Sales of Trade Accounts Receivable
The Company has entered into agreements to sell selected trade accounts receivable to financial institutions based on programs sponsored by the Company as well as working capital programs offered by certain of the Company’s customers. As a result of the strong credit worthiness of these customers, the discount taken on most of these programs is less than the marginal borrowing rate on the Company’s variable rate credit facilities. In all agreements, after the sale, the Company does not retain any beneficial interests in the receivables. The applicable financial institution services and collects the accounts receivable directly from the customer for programs offered by the Company’s customers. For programs sponsored by the Company, the Company maintains continued involvement as the servicer to collect the accounts receivable from the customer and remit payment to the financial institutions. Net proceeds of these accounts receivable sale programs are recognized in the Consolidated Statements of Cash Flows as part of operating cash flows.
During 2023, 2022 and 2021, the Company sold total trade accounts receivable of $1,421,592, $372,693 and $48,720, respectively, related to Company sponsored programs and removed the trade accounts receivable from the Company’s balance sheet at the time of sale. As of December 30, 2023 and December 31, 2022, $297,807 and $92,166, respectively, of the sold trade accounts receivable remain outstanding with the financial institutions as a result of the related servicing obligation. Collections of accounts receivable not yet submitted to the financial institutions are remitted within one week of collection and recognized within the “Accounts payable” line in the Consolidated Balance Sheets. As these funds are related to the ongoing service agreement and do not serve in a financing capacity, cash flows collected from customers and submitted to the financial institutions are recognized in the Consolidated Statements of Cash Flows as part of operating activities.
The Company recognized total funding fees of $22,023, $8,823 and $3,312 in 2023, 2022 and 2021, respectively, for sales of trade accounts receivable to financial institutions and working capital programs in the “Other expenses” line in the Consolidated Statements of Operations.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
(8)    Inventories
Inventories consisted of the following:

	December 30, 2023	December 31, 2022
Raw materials	$51,633	$69,279
Work in process	71,205	107,904
Finished goods	1,245,180	1,802,489
	$1,368,018	$1,979,672
(9)    Property, Net
Property is summarized as follows:

	December 30, 2023	December 31, 2022
Land	$26,248	$26,209
Buildings and improvements	413,629	430,043
Machinery and equipment	1,002,740	994,829
Construction in progress	43,681	50,895
	1,486,298	1,501,976
Less accumulated depreciation	1,071,932	1,059,572
Property, net	$414,366	$442,404
Capital expenditures included in accounts payable at December 30, 2023, December 31, 2022 and January 1, 2022 were $18,550, $10,549 and $23,085, respectively.
(10)    Leases
The Company has operating leases for real estate (primarily retail stores and operating facilities) and certain equipment. The Company’s finance leases are not material. The Company’s leases have remaining lease terms of one month to 34 years, some of which include options to extend the leases for up to 15 years, and some of which include options to terminate the leases within one year.
Total operating lease costs, which includes short-term leases and variable cost, were $239,485, $239,854 and $236,139 for 2023, 2022 and 2021, respectively. For 2023, 2022 and 2021, variable costs of $75,227, $82,165 and $77,496, respectively, were included in total operating lease costs. Short-term lease costs were immaterial for 2023, 2022 and 2021.
The following table presents supplemental cash flow and non-cash information related to leases:

	Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from leases	$162,970	$146,439	$157,138
Right-of-use assets obtained in exchange for lease obligations - non-cash activity	$109,954	$81,571	$59,864
The following table presents supplemental information related to lease terms and discount rates:

	Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Weighted average remaining lease term	5.1 years	5.0 years	4.7 years
Weighted average discount rate	4.87%	4.77%	4.55%

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
The following table presents maturities of operating lease liabilities as of December 30, 2023:

2024	$130,046
2025	114,881
2026	97,795
2027	69,030
2028	48,269
Thereafter	75,096
Total lease payments	535,117
Less interest	70,462
$464,655
As of December 30, 2023, the Company’s additional operating lease contracts that have not yet commenced are immaterial.
(11)    Intangible Assets and Goodwill
(a) Intangible Assets
The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

	Gross	Accumulated Amortization	Net Book Value
Year ended December 30, 2023:
Intangible assets subject to amortization:
Trademarks	$39,439	$29,434	$10,005
License agreements	89,622	73,181	16,441
Customer and distributor relationships	123,827	92,314	31,513
Computer software	114,927	85,542	29,385
Other intangibles	5,191	5,191	—
	$373,006	$285,662	87,344
Intangible assets not subject to amortization:
Trademarks			1,146,110
Perpetual license agreements and other			2,250
Net book value of intangible assets			$1,235,704

	Gross	Accumulated Amortization	Net Book Value
Year ended December 31, 2022:
Intangible assets subject to amortization:
Trademarks	$40,128	$28,633	$11,495
License agreements	89,523	68,205	21,318
Customer and distributor relationships	122,283	81,099	41,184
Computer software	109,209	72,626	36,583
Other intangibles	5,160	5,043	117
	$366,303	$255,606	110,697
Intangible assets not subject to amortization:
Trademarks			1,142,746
Perpetual license agreements and other			2,250
Net book value of intangible assets			$1,255,693

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
In connection with the annual intangible assets impairment analysis performed in the third quarter of 2023, the Company performed a quantitative assessment utilizing an income approach to estimate the fair values of certain indefinite-lived intangible assets. The most significant assumptions used to estimate the fair values of the indefinite-lived intangible assets included revenue growth rates, operating profit margin rates, terminal growth rates and discount rates. The analysis indicated that the indefinite-lived intangible assets had fair values that exceeded their carrying values by more than 20% at the time the analysis was performed. Although the Company determined that no impairment existed for the Company’s indefinite-lived intangible assets as of the date the analysis was performed in the third quarter of 2023, these assets could be at risk for future impairment due to changes in the Company’s business or global economic conditions.
In June of 2022, the Company purchased the Champion trademark for footwear in the United States, Puerto Rico and Canada from Keds, LLC (“KEDS”) for $102,500. The trademark was recorded in “Trademarks and other identifiable intangibles, net” line in the Consolidated Balance Sheets and has an indefinite life. The Company previously licensed the Champion trademark for footwear in these locations. The purchase of the trademark was part of an agreement with KEDS settling litigation between the two parties.
In the first quarter of 2021, the Company recorded an impairment charge of $7,302 to fully impair an indefinite-lived trademark related to a specific brand within the European Innerwear business that was excluded from the disposal group as it was not marketed for sale. This impairment charge is reflected in the “Selling, general and administrative expenses” line in the Consolidated Statements of Operations for the year ended January 1, 2022.
The amortization expense in continuing operations for intangible assets subject to amortization was $29,769, $29,973 and $31,069 for 2023, 2022 and 2021, respectively. The estimated amortization expense for the next five years, assuming no change in the estimated useful lives of identifiable intangible assets or changes in foreign exchange rates is as follows: $27,833 in 2024, $24,747 in 2025, $16,279 in 2026, $6,998 in 2027 and $4,407 in 2028.
(b) Goodwill
Goodwill and the changes in those amounts during the period are as follows:

	Innerwear	Activewear	International	Other	Total
Net book value at January 1, 2022	$406,853	$316,384	$407,358	$2,500	$1,133,095
Currency translation	—	—	(24,188)	—	(24,188)
Net book value at December 31, 2022	$406,853	$316,384	$383,170	$2,500	$1,108,907
Currency translation	—	—	3,837	—	3,837
Net book value at December 30, 2023	$406,853	$316,384	$387,007	$2,500	$1,112,744
In connection with the annual goodwill impairment analysis performed in the third quarter of 2023, the Company performed a quantitative assessment utilizing an income approach to estimate the fair value of each reporting unit. The most significant assumptions used to estimate the fair values of the reporting units included revenue growth rates, operating profit margin rates, terminal growth rates and discount rates. While the analysis indicated that all reporting units had fair values that exceeded their carrying values, the Company noted meaningful declines in the fair value cushion above the carrying value for three reporting units. The decline in the U.S. Activewear reporting unit fair value cushion was driven by the continued challenging activewear market dynamics and the impact of continued strategic actions geared toward improving Champion’s brand position, regaining momentum and positioning the business for long-term profitable growth through a more disciplined product and channel segmentation approach, a shift in mix and assortment changes, which continue to weigh on the reporting unit’s financial results and resulted in a fair value that exceeded the carrying value by less than 10% at the time the analysis was performed. The decline in the fair value cushions of the Champion Europe and Australia reporting units was primarily driven by continued macroeconomic pressures impacting consumer spending which resulted in fair value cushions that exceeded their carrying values by less than 15% at the time the analysis was performed. As a result, the goodwill associated with these three reporting units was considered to be at a higher risk for future impairment if economic conditions worsen or reporting unit earnings and operating cash flows do not recover as currently estimated by management. As of December 30, 2023, the combined goodwill associated with these three reporting units was approximately $684,916. Although the Company determined that no impairment existed for the Company’s goodwill as of the date the analysis was performed in the third quarter of 2023, these assets could be at risk for future impairment due to changes in the Company’s business or global economic conditions.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
(12)    Debt
A summary of the Company’s debt is presented below:

	Interest Rate as of December 30, 2023	Principal Amount
		December 30, 2023	December 31, 2022	Maturity Date
Senior Secured Credit Facility:
Revolving Loan Facility	—	$—	$352,500	November 2026
Term Loan A	8.21%	937,500	975,000	November 2026
Term Loan B	9.11%	893,250	—	March 2030
9.000% Senior Notes	9.00%	600,000	—	February 2031
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	—	—	900,000	—
3.5% Senior Notes	—	—	535,275	—
Accounts Receivable Securitization Facility	7.36%	6,000	209,500	May 2024
		3,336,750	3,872,275
Less long-term debt issuance costs and debt discount		36,110	13,198
Less current maturities		65,000	247,000
		$3,235,640	$3,612,077
As of December 30, 2023 the Company’s primary financing arrangements were the senior secured credit facility (the “Senior Secured Credit Facility”), 9.000% senior notes (the “9.000% Senior Notes”), 4.875% senior notes (the “4.875% Senior Notes”) and the accounts receivable securitization facility (the “ARS Facility”). The outstanding balances at December 30, 2023 and December 31, 2022 are reported in the “Accounts Receivable Securitization Facility”, “Current portion of long-term debt” and “Long-term debt” lines in the Consolidated Balance Sheets.
Senior Secured Credit Facility
The $1,000,000 Revolving Loan Facility, a portion of which is available to be borrowed in Euros or Australian dollars, is used for general corporate purposes and working capital needs. All borrowings under the Revolving Loan Facility may be repaid and reborrowed from time to time without penalty but must be repaid in full upon maturity. A portion of the Revolving Loan Facility is available for the issuances of letters of credit and the making of swingline loans, and any such issuance of letters of credit or making of a swingline loan will reduce the amount available under the Revolving Loan Facility. As of December 30, 2023, the Company had $996,413 of borrowing availability under the Revolving Loan Facility after taking into account $3,587 of standby and trade letters of credit issued and outstanding under this facility.
In November 2023, given the continuing uncertain economic environment and the associated potential impact on future earnings, the Company amended the credit agreement governing the Senior Secured Credit Facility prior to any potential future covenant violation in order to modify the financial covenants and to provide greater strategic financial flexibility. The November 2023 amendment effected changes to certain provisions and covenants under the Senior Secured Credit Facility, including changes to certain covenants and provisions that were previously amended in November 2022 and February 2023, during the period beginning with the fiscal quarter ending December 30, 2023 and continuing through the fiscal quarter ending September 27, 2025, or such earlier date as the Company may elect (such period of time, the “Extended Covenant Relief Period”), including: (a) an extension of the original Covenant Relief Period from March 30, 2024 to September 27, 2025; (b) an increase in the maximum leverage ratio to 6.75 to 1.00 for the quarters ending December 30, 2023 and March 30, 2024, 6.63 to 1.00 for the quarters ending June 29, 2024 and September 28, 2024, 6.38 to 1.00 for the quarter ending December 28, 2024, 5.63 to 1.00 for the quarter ending March 29, 2025, 5.25 to 1.00 for the quarter ending June 28, 2025, and 5.00 to 1.00 for the quarter ending September 27, 2025, reverting back to 4.50 to 1.00 for each quarter after the Extended Covenant Relief Period has ended; and (c) a reduction of the minimum interest coverage ratio to 1.63 to 1.00 for the quarters ending December 30, 2023 through September 28, 2024, 1.75 to 1.00 for the quarter ending December 28, 2024, 2.00 to 1.00 for the quarter ending March 29, 2025, 2.25 to 1.00 for the quarter ending June 28, 2025, and 2.50 to 1.00 for the quarter ending September 27, 2025 and each quarter after the Extended Covenant Relief Period has ended. The November 2023 amendment also included the following additional baskets and restrictions: (a) an additional basket for permitted asset sales of $60,000; (b) suspended the Company’s reinvestment rights with respect to net proceeds in respect of certain asset sales (including the additional asset sale

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
basket described in (a) above) and casualty and condemnation events (requiring the Company to prepay the credit agreement term loan obligations with such net proceeds, subject to step-downs for such prepayment requirement based on the leverage ratio); (c) reduced the cap on the Company’s general lien basket from $165,000 to $85,000 during the Extended Covenant Relief Period; (d) reduced the maximum amount for incremental facilities secured by a lien to $100,000 during the Extended Covenant Relief Period; and (e) suspended the payment of annual dividends during the Extended Covenant Relief Period, which will revert back to the greater of (x) $350,000 and (y) 8.0% of Total Tangible Assets after the Extended Covenant Relief Period has ended. In addition, the November 2023 amendment increased the applicable interest rate margins and commitment fee rates based on the leverage ratio during the Extended Covenant Relief Period.
Prior to the November 2023 amendment, the Company amended the Senior Secured Credit Facility in November 2022 and February 2023. These prior amendments included changes to certain provisions and covenants under the Senior Secured Credit Facility that were extended to September 27, 2025 but otherwise were not impacted by the November 2023 amendment, including: (a) suspension of restricted payments in connection with share repurchases; (b) suspension of restricted payments pursuant to the Company's leverage ratio-based and "Available Amount" restricted payments baskets; (c) suspension of the Company’s “Available Amount” basket for investments in foreign subsidiaries and other investments; (d) suspension of the 0.50 to 1.00 increase in the maximum permitted consolidated net total leverage ratio resulting from a material permitted acquisition; and (e) the addition of two new tiers to the top of the pricing grid if the maximum consolidated net total leverage ratio exceeds 5.00 to 1.00 and 5.50 to 1.00. In addition, the November 2022 amendment permanently transitioned the Senior Secured Credit Facility from the LIBOR to the Secured Overnight Financing Rate (“SOFR”) with a 10 basis points credit spread adjustment already included in the Senior Secured Credit Facility.
Borrowings under the Senior Secured Credit Facility bear interest at a variable rate based on, at the Company’s option, either the SOFR or an alternative base rate (both as defined in the Senior Secured Credit Facility), or the appropriate SOFR benchmark for non-U.S. dollar borrowings, plus, in each case, an applicable margin that is based on the Company’s leverage ratio (as defined in the Senior Secured Credit Facility). Interest is payable quarterly for base rate loans, but the Company has the option to pay interest on a more frequent, or less frequent, basis for SOFR-based loans. The applicable margin was 2.75% plus a 10 basis point credit spread adjustment for SOFR-based loans and 1.75% for base rate loans as of December 30, 2023. During the Extended Covenant Relief Period, the applicable margin ranges from a maximum of 2.75% in the case of SOFR-based loans and 1.75% in the case of base rate loans if the Company’s leverage ratio is greater than or equal to 5.50 to 1.00, and steps down in varying increments to a minimum of 1.25% in the case of SOFR-based loans and 0.25% in the case of base rate loans if the Company’s leverage ratio is less than 2.25 to 1.00. After the Extended Covenant Relief Period has ended, the applicable margin will range from a maximum of 1.75% in the case of SOFR-based loans and 0.75% in the case of base rate loans if the Company’s leverage ratio is greater than or equal to 4.50 to 1.00, and steps down in varying increments to a minimum of 1.00% in the case of SOFR-based loans and 0.00% in the case of base rate loans if the Company’s leverage ratio is less than 2.25 to 1.00.
The commitment fee for the unused portion of the Revolving Loan Facility, which is based on the Company’s leverage ratio (as defined in the Senior Secured Credit Facility, as amended), was 0.425% as of December 30, 2023. During the Extended Covenant Relief Period, the commitment fee ranges from a maximum of 0.425% if the Company’s leverage ratio is greater than or equal to 5.50 to 1.00, and steps down in varying increments to a minimum of 0.175% if the Company’s leverage ratio is less than 2.25 to 1.00. After the Extended Covenant Relief Period has ended, the commitment fee will range from a maximum of 0.25% if the Company’s leverage ratio is greater than or equal to 4.50 to 1.00, and steps down in varying increments to a minimum of 0.15% if the Company’s leverage ratio is less than 2.25 to 1.00.
Subject to restrictions in the Senior Secured Credit Facility, which was amended in November 2022, February 2023 and November 2023, the Company may add one or more tranches of term loans or increase the commitments under the Revolving Loan Facility after the Extended Covenant Relief Period has ended so long as certain conditions are satisfied, including, among others, that no default or event of default is in existence, the Company is in pro forma compliance with the financial covenants set forth in the Senior Secured Credit Facility and the Company’s senior secured leverage ratio is not greater than 3.50 to 1.00 on a pro forma basis after giving effect to the incurrence of such indebtedness.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
present and future property and assets of the Company and each guarantor, except for certain enumerated interests.
The Senior Secured Credit Facility requires the Company to comply with customary affirmative, negative and financial covenants. The financial covenants include a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio, each of which is defined in the Senior Secured Credit Facility. The method of calculating all of the components used in the covenants, is included in the Senior Secured Credit Facility.
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
As of December 30, 2023, the Company was in compliance with all financial covenants related to the Senior Secured Credit Facility. The Company expects to maintain compliance with its financial covenants, as amended in November 2023, for at least 12 months from the issuance of these financial statements based on its current expectations and forecasts.
2023 Refinancing
In February and March of 2023, the Company refinanced its debt structure to provide greater near-term financial flexibility given the uncertainty within the global macroeconomic environment. The 2023 refinancing consisted of entering into a new senior secured term loan B facility in an aggregate principal amount of $900,000 due in 2030 (the “2023 Term Loan B”), issuing $600,000 aggregate principal amount of the 9.000% Senior Notes and redeeming the Company’s 4.625% senior notes due in May 2024 (the “4.625% Senior Notes”) and 3.5% senior notes due in June 2024 (the “3.5% Senior Notes”).
The Company used the net proceeds from borrowings under the 2023 Term Loan B together with the net proceeds from the offering of the 9.000% Senior Notes to redeem all of its outstanding 4.625% Senior Notes and 3.5% Senior Notes and pay the related fees and expenses which resulted in total charges of $8,466. The charges, which are recorded in the “Other expenses” line in the Consolidated Statements of Operations, included a payment of $4,632 for a required make-whole premium related to the redemption of the 3.5% Senior Notes, a non-cash charge of $1,654 for the write-off of unamortized debt issuance costs related to the redemption of the 3.5% Senior Notes and a non-cash charge of $2,180 for the write-off of unamortized debt issuance costs related to the redemption of the 4.625% Senior Notes. The 2023 refinancing activities resulted in a debt discount of $9,000 related to the 2023 Term Loan B and total capitalized debt issuance costs of $22,991, which included $11,917 related to the 2023 Term Loan B and $11,074 related to the 9.000% Senior Notes. The debt discount and debt issuance costs are amortized into interest expense over the respective terms of the debt instruments. The cash payments for the make-whole premium and fees capitalized as debt issuance costs are reported in “Net cash from financing activities” in the Consolidated Statements of Cash Flows.
The issuance of the 2023 Term Loan B resulted in proceeds, net of the debt discount of $9,000 and debt issuance costs of $11,917, of approximately $879,083. The 2023 Term Loan B bears interest based on the SOFR plus an applicable margin of 3.75%, subject to a floor of 0.50%. The 2023 Term Loan B Facility is guaranteed by each domestic subsidiary of the Company which guarantees the other facilities under the Senior Secured Credit Facility (the “U.S. Subsidiary Guarantors”) and is secured by substantially all of the assets of the Company and the U.S. Subsidiary Guarantors, on a pari passu basis with the other facilities under the Senior Secured Credit Facility. Outstanding borrowings under the 2023 Term Loan B are repayable in 0.25% quarterly installments, with the remainder of the outstanding principal to be repaid at maturity. If the 2023 Term Loan B is repriced or refinanced on or prior to the six month anniversary of its funding and as a result of such repricing or refinancing the effective interest rate of the 2023 Term Loan B decreases, the Company shall be required to pay a prepayment fee equal to 1.0% of the aggregate principal amount of the 2023 Term Loan B subject to such repricing or refinancing. Additionally, the Company is required to prepay any outstanding amounts in connection with (i) the incurrence of certain indebtedness and (ii) non-ordinary course asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds in any period of twelve-consecutive months, with customary reinvestment provisions. The 2023 Term Loan B also requires the Company, as applicable, to prepay any outstanding term loans under the 2023 Term Loan B in connection with excess cash flow, which percentage will be based upon the Company’s leverage ratio during the relevant fiscal period. All such prepayments will be made on a pro rata basis under each of the applicable term loans that are subject to such prepayments. The

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
2023 Term Loan B matures on March 8, 2030.
2021 Refinancing and Repayments
In March 2021, the Company repaid the outstanding balance of the 2015 Term Loan B, that was refinanced in 2017, which consisted of a required excess cash flow prepayment of $238,936 and a voluntary prepayment of $61,064.
In November 2021, the Company amended and restated the Senior Secured Credit Facility to provide for potential committed aggregate borrowings of up to $2,000,000, consisting of a $1,000,000 Revolving Loan Facility and a $1,000,000 Term Loan Facility, to extend the maturity date of the Senior Secured Credit Facility from December 2022 to November 2026 and to refinance the Australian Revolving Loan Facility that was originally entered into in July 2016 under the Company’s Syndicated Facility as a joinder to the Senior Secured Credit Facility. The Australian Revolving Loan Facility, which was previously amended in July 2021 to extend the maturity date to July 2022, was incorporated into the $1,000,000 Revolving Loan Facility on the date the amendment to the Senior Secured Credit Facility became effective.
The proceeds of the $1,000,000 Term Loan Facility were used to refinance the Term Loan A, which resulted in an increase in term loan borrowings of $390,625 in November 2021 when the amendment became effective, and to redeem, together with cash on hand, the 5.375% Senior Notes. Outstanding borrowings under the Term Loan A are repayable in equal quarterly installments of the following amounts per annum, calculated as a percentage of the original principal amount: 2.5% in years one and two, 5.0% in years three and four and 7.5% in year five, with the remainder to be repaid at maturity. The Company is required to prepay any outstanding amounts in connection with (i) the incurrence of certain indebtedness and (ii) non-ordinary course asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds in any period of twelve-consecutive months, with customary reinvestment provisions.
In 2021, redemption of the 5.375% Senior Notes required payment of a make-whole premium of $34,840 and the redemption of the 5.375% Senior Notes and the 2021 refinancing of the Senior Secured Credit Facility resulted in a non-cash charge of $8,899 for the write-off of unamortized debt issuance costs. Additionally, in 2021, the Company incurred fees of $9,729 related to the 2021 refinancing, of which $1,960 was charged to expense and $7,769 was capitalized as debt issuance costs that are being amortized to interest expense over the remaining term of the Senior Secured Credit Facility. The make-whole premium payment, debt issuance costs write-off and fees charged to expense resulted in a one-time charge of $45,699, which is reported in the “Other expenses” line in the Consolidated Statements of Operations in 2021. The cash payments for the make-whole premium and fees capitalized as debt issuance costs are reported in “Net cash from financing activities” in the Consolidated Statements of Cash Flows in 2021.
9.000% Senior Notes
In February 2023, the Company issued $600,000 aggregate principal amount of 9.000% Senior Notes, with interest payable on February 15 and August 15 of each year. The issuance of the 9.000% Senior Notes resulted in proceeds, net of debt issuance costs of $11,074, of approximately $588,926. The 9.000% Senior Notes mature on February 15, 2031.
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
The 9.000% Senior Notes are senior unsecured obligations of the Company and are guaranteed by the Company and certain of its domestic subsidiaries that guarantee its credit facilities and certain other material indebtedness. The indenture limits the ability of the Company and its subsidiaries to incur liens, enter into certain sale and leaseback transactions and consolidate, merge or sell all or substantially all of their assets and contains customary covenants and events of default. The 9.000% Senior Notes were issued in a transaction exempt from registration under the Securities Act of 1933 and do not require disclosure of separate financial information for the guarantor subsidiaries.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
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
The 4.625% Senior Notes, which were scheduled to mature in May 2024, were redeemed in full in March 2023 in connection with the 2023 refinancing described above.
The 4.875% Senior Notes will mature in May 2026. On or after February 15, 2026, the Company may redeem all or a portion of the 4.875% Senior Notes at a price equal to 100% of the principal amount, plus any accrued and unpaid interest.
The 4.875% Senior Notes are senior unsecured obligations of the Company and are fully and unconditionally guaranteed, subject to certain exceptions, by substantially all of the Company’s current domestic subsidiaries. The indenture limits the ability of the Company and its subsidiaries to incur liens, enter into certain sale and leaseback transactions and consolidate, merge or sell all or substantially all of their assets and contains customary covenants and events of default.
The 4.875% Senior Notes were issued in a transaction exempt from registration under the Securities Act and do not require disclosure of separate financial information for the guarantor subsidiaries.
3.5% Senior Notes
In June 2016, the Company issued €500,000 aggregate principal amount of 3.5% Senior Notes, with interest payable on June 15 and December 15 of each year. The issuance of the 3.5% Senior Notes resulted in net proceeds of approximately €492,500, which were used to fund a portion of the acquisition of Champion Europe and Hanes Australasia.
The 3.5% Senior Notes, which were scheduled to mature in June 2024, were redeemed in full in February 2023 in connection with the 2023 refinancing described above.
ARS Facility
Borrowing availability under the ARS Facility, which was entered into in November 2007, is subject to a quarterly fluctuating facility limit currently ranging from $200,000 in the first and second quarters to $225,000 in the third and fourth quarters and permitted only to the extent that the face value of the receivables in the collateral pool, net of applicable concentrations, reserves and other deductions, exceeds the outstanding loans. The Company amended the ARS facility in June 2022 and June 2023. The June 2022 amendment extended the maturity date to June 2023 and changed the Company’s interest rate option as defined in the ARS Facility from the rate announced from time to time by PNC Bank, N.A. as its prime rate or the LIBOR to the rate announced from time to time by PNC Bank, N.A. as its prime rate or the SOFR and increased certain receivables to the pledged collateral pool for the facility. The June 2023 amendment extended the maturity date to May 2024 and created two pricing tiers based on a consolidated net total leverage ratio of 4.50 to 1.00. As of December 30, 2023, the

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
quarterly fluctuating facility limit was $225,000, the maximum borrowing capacity was $147,112 and the Company had $141,112 of borrowing availability under the ARS Facility.
Under the terms of the ARS Facility, the Company and certain of its subsidiaries sell or otherwise assign, on an ongoing basis, certain domestic trade receivables to HBI Receivables LLC (“Receivables LLC”), a wholly owned bankruptcy-remote subsidiary that in turn pledges the trade receivables to secure the borrowings, which are funded through conduits and financial institutions that are not affiliated with the Company. Funding under the ARS Facility is received either from conduits party to the ARS Facility through the issuance of commercial paper in the short-term market or through committed bank purchasers. The assets and liabilities of Receivables LLC are fully reflected on the Consolidated Balance Sheets, and the securitization is treated as a secured borrowing by Receivables LLC from the third-party conduits and financial institutions party thereto for accounting purposes, but the assets of Receivables LLC will be used solely to satisfy the creditors of Receivables LLC, not the Company’s other creditors. The borrowings under the ARS Facility remain outstanding throughout the term of the agreement subject to Receivables LLC maintaining sufficient eligible receivables, by continuing to acquire trade receivables from the Company and certain of its subsidiaries, unless an event of default occurs.
Availability of funding under the ARS Facility depends primarily upon the eligible outstanding receivables balance. The outstanding balance under the ARS Facility is reported on the Consolidated Balance Sheets in the line “Accounts Receivable Securitization Facility.” In the case of any creditors party to the ARS Facility that are conduits, the yield on the commercial paper, which is the conduits’ cost to issue the commercial paper plus certain dealer fees, is considered a financing cost and is included in the “Interest expense, net” line in the Consolidated Statements of Operations. In the case of any creditors party to the ARS Facility that are committed bank purchasers, the interest rate would be payable at the Company’s option at the rate announced from time to time by PNC Bank, N.A. as its prime rate or at the SOFR (as defined in the ARS Facility) plus the applicable margin in effect from time to time. If the SOFR (as defined in the ARS Facility) is unavailable or otherwise does not accurately reflect the costs to these creditors related to the borrowings, the interest rate would generally default to the prime rate. These amounts are also considered financing costs and are included in the “Interest expense, net” line in the Consolidated Statements of Operations. In addition, Receivables LLC is required to make certain indemnity and other payments to a conduit purchaser, a committed purchaser, or certain entities that provide funding to or are affiliated with them, including in the event that assets and liabilities of a conduit purchaser subject to the ARS Facility are consolidated for financial and/or regulatory accounting purposes with certain other entities.
The ARS Facility contains customary events of default and requires the Company to maintain the same interest coverage ratio and leverage ratio contained from time to time in the Senior Secured Credit Facility, provided that any changes to such covenants will only be applicable for purposes of the ARS Facility if approved by the managing agents or their affiliates. As of December 30, 2023, the Company was in compliance with all financial covenants.
Other
The Company had $45,706 of borrowing capacity under other international credit facilities after taking into account outstanding borrowings at December 30, 2023. The Company had $61,485 of international letters of credit outstanding at December 30, 2023. Available liquidity for other international credit facilities is reduced for any outstanding international letters of credit. The international letters of credit are not outstanding under any specific credit facility and do not reduce actual borrowing capacity under the specific credit facilities.
Future Principal Payments
Future principal payments for all of the facilities described above are as follows: $65,000 due in 2024, $71,500 due in 2025, $1,734,000 due in 2026, $9,000 due in 2027, $9,000 due in 2028 and $1,448,250 due thereafter.
Cash Paid for Interest
Total cash paid for interest related to debt in 2023, 2022 and 2021 was $260,257, $150,452 and $161,202, respectively.
Debt Issuance Costs
During 2023, 2022 and 2021, the Company paid $35,388, $3,159 and $8,346, respectively, in capitalized debt issuance costs related to the Company’s financing arrangements within continuing operations. Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which range from one to 10 years. As of December 30, 2023,

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
the net carrying value of unamortized debt issuance costs for the revolving loan facilities, which is included in “Other noncurrent assets” in the Consolidated Balance Sheets, was $6,551 and the net carrying value of unamortized debt issuance costs for the remainder of the Company’s debt, which is included in “Long-term debt” in the Consolidated Balance Sheets was $36,110. The Company’s debt issuance cost amortization in continuing operations was $8,939, $7,300 and $12,305 in 2023, 2022 and 2021, respectively.
(13)    Defined Benefit Pension Plans
At December 30, 2023, the Company’s pension plans consisted of the U.S. pension plans, which includes the Hanesbrands Inc. Legacy Pension Plan and the Hanesbrands Inc. Pension Plan (together, the “U.S. Pension Plans”), various nonqualified retirement plans and international plans, which include certain defined benefit plans acquired in connection with the purchases of Champion Europe and Hanes Australasia. Benefits under the U.S. Pension Plans were frozen effective December 31, 2005. Effective December 1, 2022, the Company spun-off the majority of participants in the Hanesbrands Inc. Pension Plan into a new, separate plan, the Hanesbrands Inc. Legacy Pension Plan with a small number of participants remaining in the Hanesbrands Inc. Pension Plan.
The components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) of the Company’s noncontributory defined benefit pension plans were as follows:

	Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Service cost	$990	$1,345	$1,488
Interest cost	44,968	27,669	23,812
Expected return on assets	(54,197)	(49,189)	(45,923)
Settlement cost	(1)	(6)	861
Amortization of:
Prior service cost	(6)	(6)	(6)
Net actuarial loss	16,672	20,972	24,440
Net periodic benefit cost	$8,426	$785	$4,672

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net gain	$(17,131)	$(130,000)	$(96,334)
Prior service credit	6	6	6
Total gain recognized in other comprehensive income (loss)	(17,125)	(129,994)	(96,328)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(8,699)	$(129,209)	$(91,656)

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
The funded status of the Company’s defined benefit pension plans at the respective year ends was as follows:

	December 30, 2023	December 31, 2022
Benefit obligation:
Beginning of year	$926,199	$1,216,161
Service cost	990	1,345
Interest cost	44,968	27,669
Benefits paid	(63,155)	(64,786)
Settlements	(104)	(125)
Impact of exchange rate change	366	(2,603)
Actuarial (gain) loss	11,906	(251,426)
Other	(45)	(36)
End of year	921,125	926,199

Fair value of plan assets:
Beginning of year	816,244	973,598
Actual return on plan assets	66,627	(93,497)
Employer contributions	2,047	2,831
Benefits paid	(63,155)	(64,786)
Settlements	(104)	(125)
Impact of exchange rate change	746	(1,741)
Other	(45)	(36)
End of year	822,360	816,244
Funded status	$(98,765)	$(109,955)
The actuarial loss in 2023 included in benefit obligations was primarily driven by decreases in the U.S. discount rate assumptions. The actuarial gain in 2022 included in benefit obligations was primarily driven by increases in the U.S. discount rate assumptions.
As most of the Company’s pension plans are frozen, the accumulated benefit obligation (“ABO”) approximates the benefit obligation. The total benefit obligation and the benefit obligation and fair value of plan assets for the Company’s pension plans with benefit obligations in excess of plan assets are as follows:

	December 30, 2023	December 31, 2022
Benefit obligation	$921,125	$926,199
Plans with benefit obligation in excess of plan assets:
Benefit obligation	898,890	905,749
Fair value of plan assets	795,765	790,641
Amounts recognized in the Company’s Consolidated Balance Sheets consist of:

	December 30, 2023	December 31, 2022
Other noncurrent assets	$4,360	$5,153
Accrued liabilities and other: Payroll and employee benefits	(1,953)	(2,388)
Pension and postretirement benefits	(101,172)	(112,720)
Accumulated other comprehensive loss	(423,404)	(440,529)

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
Amounts recognized in accumulated other comprehensive loss consist of:

	December 30, 2023	December 31, 2022
Prior service cost	$(127)	$(133)
Actuarial loss	423,531	440,662
Accumulated other comprehensive loss	$423,404	$440,529
(a) Measurement Date and Assumptions
A December 31 measurement date is used to value plan assets and obligations for the pension plans. In determining the discount rate, the Company utilizes a full yield curve approach in the calculation of the plan obligation and interest cost and service cost components of net periodic benefit cost. The specific spot rates along the yield curve are applied to the relevant projected cash flows, and single equivalent discount rates are shown for disclosure purposes. The expected long-term rate of return on plan assets was based on the Company’s investment policy target allocation of the asset portfolio among various asset classes and the expected real returns of each asset class over various periods of time. The weighted average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations for the periods presented were as follows:

	December 30, 2023	December 31, 2022	January 1, 2022
Net periodic benefit cost:
Discount rate	5.15%	2.88%	2.55%
Long-term rate of return on plan assets	6.94	5.24	4.95
Rate of compensation increase(1)	3.08	3.09	3.10
Interest crediting rate	5.50	5.50	5.50

Plan obligations:
Discount rate	4.96%	5.15%	2.88%
Rate of compensation increase(1)	3.09	3.08	3.09
Interest crediting rate	5.50	5.50	5.50

(1)For December 30, 2023, December 31, 2022 and January 1, 2022, the compensation assumption only applies to certain international plans as the benefits of the U.S. pension plans are now all frozen.
(b) Plan Assets, Expected Benefit Payments, and Funding
The allocation of pension plan assets as of the respective period end measurement dates is as follows:

	December 30, 2023	December 31, 2022
Asset category:
Debt securities	40%	10%
Foreign equity securities	22	21
U.S. equity securities	21	19
Hedge fund of funds	9	39
Real estate	7	8
Commodities	—	2
Cash and other	1	1
The Company’s asset strategy and primary investment objective are to maximize the principal value of the plan assets to meet current and future benefit obligations to plan participants and their beneficiaries. To accomplish this goal, the assets of the plan are broadly diversified to protect against large investment losses and to reduce the likelihood of excessive volatility of returns and funded status. Diversification of assets is achieved through strategic allocations to various asset classes, as well as various investment styles within these asset classes, and by retaining multiple, third-party investment management firms with complementary investment styles and philosophies to implement these allocations. The Company has established a target asset allocation based upon analysis of risk/return trade-offs and correlations of asset mixes given long-term historical data,

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
prospective capital market returns and forecasted liabilities of the plans. The target asset allocation approximates the actual asset allocation as of December 30, 2023. In addition to volatility protection, diversification enables the assets of the plan the best opportunity to provide adequate returns in order to meet the Company’s investment return objectives. These objectives include, over a rolling five-year period, to achieve a total return that exceeds the required actuarial rate of return for the plan and to outperform a passive portfolio, consisting of a similar asset allocation.
The Company utilizes market data or assumptions that market participants would use in pricing the pension plan assets. The Level 1 assets consisted primarily of certain U.S. equity securities, foreign equity securities and cash and cash equivalents. Certain U.S. equity securities, foreign equity securities, debt securities and commodity investments are measured at their net asset value, which is determined based on inputs readily available in public markets, and investments in hedge funds of funds and real estate investments that are based on unobservable inputs about which little or no market data exists and are measured at a net asset value. Assets valued utilizing a net asset value are not required to be categorized within the fair value hierarchy.
Refer to Note “Fair Value of Assets and Liabilities” for the Company’s complete disclosure of the fair value of pension plan assets.
Expected benefit payments are as follows: $66,178 in 2024, $65,889 in 2025, $67,848 in 2026, $68,472 in 2027, $67,979 in 2028 and $336,789 in 2029 through 2033.
The Company expects to make required cash contributions of $10,000 to its U.S. Pension Plans in 2024 based on a preliminary calculation by its actuary. The Company made no cash contributions to its U.S. Pension Plans in 2023 or 2022. Prior to the plan spin-off described above, on January 4, 2021, the Company made a contribution of $40,000 to the Hanesbrands Inc. Pension Plan.
(c) Nonretirement Postemployment Benefit Plans
Certain of the international plans, specifically those acquired in connection with the purchase of Champion Europe, are in substance nonretirement postemployment benefit plans, which are future liabilities funded through future operational results of the Company. However, for purposes of consolidation, the Company is including these plans within the defined benefit reporting. At December 30, 2023 and December 31, 2022, the total amounts accrued for these plans were $900 and $871, respectively and the total expense was $32, $9 and $8 for 2023, 2022 and 2021, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
(14)    Income Taxes
The Company recognized income (loss) from continuing operations before income taxes of $(25,092), $352,738, and $581,075 for the years 2023, 2022 and 2021, respectively. The provision for income tax expense (benefit) computed by applying the U.S. statutory rate to income (loss) from continuing operations before income taxes as reconciled to the actual provisions was:

	Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Income (loss) from continuing operations before income taxes:
Domestic	1,681.5%	(45.0)%	(3.3)%
Foreign	(1,581.5)	145.0	103.3
	100.0%	100.0%	100.0%

Tax expense at U.S. statutory rate	21.0%	21.0%	21.0%
State income tax	68.6	(1.6)	(0.7)
Tax on actual and planned remittances of foreign earnings	(40.6)	(1.6)	1.5
Tax on foreign earnings due to U.S. tax reform including measurement period adjustments (1)	—	—	(0.3)
Tax on foreign earnings (U.S. tax reform - GILTI and FDII)	(48.7)	3.8	1.7
Foreign taxes less than U.S. statutory rate	182.4	(14.0)	(12.3)
Statutory stock deduction and other foreign adjustments(2)	338.7	22.5	—
Employee benefits	(15.5)	1.0	0.3
Changes in valuation allowance	(503.3)	101.1	1.9
Release of unrecognized tax benefit reserves	(0.6)	(1.1)	(0.9)
Tax rate change	7.5	3.1	1.0
Tax provision adjustments and revisions to prior years' returns	(4.1)	3.6	(1.6)
Nondeductible expenses and tax exempt income, net	1.3	(1.2)	(0.4)
Domestic income tax credits	13.8	(0.7)	(0.4)
Other, net	8.9	1.3	(0.5)
Taxes at effective worldwide tax rates	29.4%	137.2%	10.3%

(1)In 2020, the Company continued to analyze the impacts of the Tax Cuts and Jobs Act and subsequently issued regulations that have been published to help taxpayers interpret and apply the legislation. As a result of its analysis, the Company changed its estimate of the tax liability due in connection with the one-time mandatory transition tax and recognized a $4,668 income tax benefit in 2021.
(2)In 2022, the Company recorded a deferred tax liability related to tax impairments of subsidiary stock in Switzerland which created a net operating loss carryforward. Pursuant to Swiss tax law, the loss created is subject to recapture for which a deferred tax liability was recorded in excess of the deferred tax asset in 2022. During 2023, the deferred tax liability related to the recapture amount from 2022 was reversed, resulting in a tax benefit.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
Current and deferred tax provisions (benefits) were:

	Current	Deferred	Total
Year ended December 30, 2023
Domestic	$23,219	$29	$23,248
Foreign	52,812	(84,774)	(31,962)
State	1,348	—	1,348
	$77,379	$(84,745)	$(7,366)

Year ended December 31, 2022
Domestic	$15,188	$201,112	$216,300
Foreign	83,607	95,558	179,165
State	(2,712)	91,154	88,442
	$96,083	$387,824	$483,907

Year ended January 1, 2022
Domestic	$(15,176)	$6,934	$(8,242)
Foreign	66,844	1,421	68,265
State	(2,948)	3,032	84
	$48,720	$11,387	$60,107

	Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Cash payments for income taxes	$92,937	$95,331	$95,011

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
The deferred tax assets and liabilities at the respective year-ends were as follows:

	December 30, 2023	December 31, 2022
Deferred tax assets:
Inventories	$81,436	$92,347
Bad debt allowance	9,700	15,854
Accrued expenses	8,975	15,492
Employee benefits	45,906	55,687
Tax credits	18,289	10,859
Net operating loss and other tax carryforwards	517,959	562,326
Leasing	126,407	112,619
Property and equipment	—	6,094
Interest carryforwards	94,204	50,695
Capitalized research costs	18,813	17,501
Other	1,970	1,029
Gross deferred tax assets	923,659	940,503
Less valuation allowances	(749,704)	(626,540)
Less FIN48 / NOL Offset	(10,543)	—
Deferred tax assets	163,412	313,963

Deferred tax liabilities:
Derivatives	855	13,781
Property and equipment	7,897	—
Leasing	112,973	101,558
Accrued tax on unremitted foreign earnings	29,138	26,128
Intangibles	37,360	41,331
Statutory impairment	5,849	247,360
Prepaids	18	877
Deferred tax liabilities	194,090	431,035

Net deferred tax liabilities	$(30,678)	$(117,072)
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
The changes in the Company’s valuation allowance for deferred tax assets were as follows:

January 2, 2021	$204,854
Charged to income tax expense	4,343
Charged to other accounts(1)	97,024
January 1, 2022	$306,221
Charged to income tax expense	356,740
Charged to other accounts(1)	(36,421)
December 31, 2022	$626,540
Charged to income tax expense	125,911
Charged to other accounts(1)	(2,747)
December 30, 2023	$749,704

(1)Charges to other accounts include the effects of foreign currency translation and changes to valuation allowances as a result of intraperiod tax allocations.
As of December 30, 2023, the valuation allowance for deferred tax assets was $749,704, made up of $309,410 for foreign loss carryforwards, $36,379 for other foreign deferred tax assets, $179,023 for U.S. federal and state operating loss carryforwards, and $224,892 for other U.S. federal and state deferred tax assets. The net change in the total valuation allowance for 2023 was $123,164, which relates to an increase of $2,663 for foreign loss carryforwards, an increase of $15,151 for other foreign deferred tax assets, an increase of $139,218 for U.S. federal and state operating loss carryforwards and a decrease of $33,868 for other U.S. federal and state deferred tax assets.
The domestic net increase reflects a full valuation allowance recorded against U.S. federal and state deferred tax assets in 2023. As of December 30, 2023, the Company concluded that, based on its evaluation of all available positive and negative evidence, its U.S. federal and state deferred tax assets were not more likely than not realizable. In making this determination, the Company evaluated positive evidence, including its projections of future taxable income which demonstrate a long-term return to profitability in the U.S., and negative evidence, including recent tax losses incurred and expected near term tax losses in connection with its domestic operations and the lack of sufficient taxable temporary differences expected to reverse in future periods, and determined that the negative evidence outweighed the positive.
At December 30, 2023, the Company had gross foreign net operating loss carryforwards of approximately $1,174,678 (on a tax return basis) which are subject to expiration as follows:

Fiscal Year:
2024	$2,271
2025	2,114
2026	2,652
2027	4,386
2028	1,490
Thereafter	1,161,765
At December 30, 2023, the Company had domestic tax credit carryforwards totaling $18,037, which expire beginning after 2023.
At December 30, 2023, the Company had gross U.S. federal, state and foreign interest carryforwards of approximately $330,347, $188,279 and $63,791 (on a tax return basis), respectively, which carry forward indefinitely.
At December 30, 2023, the Company had gross U.S. federal and state net operating loss carryforwards of approximately $622,291 and $1,460,506 (on a tax return basis), respectively, which expire beginning after 2023.
During 2022, the Company recorded $696,028 of additional foreign net operating losses due to tax-deductible impairments in Switzerland and Luxembourg. These losses were subject to recapture in Switzerland and Luxembourg such that they would have been taxable in a future year, therefore deferred tax liabilities were recorded in 2022. During 2023, actions were taken by the Company related to the deferred tax liabilities for the losses subject to recapture in Switzerland and Luxembourg. As a result, the deferred tax liabilities established in 2022 were reversed in 2023, resulting in an income tax benefit of $85,122.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
The Company has determined that a portion of the Company’s unremitted foreign earnings as of December 30, 2023, totaling approximately $802,522, are not permanently reinvested. The remainder of the Company’s foreign earnings will continue to be permanently reinvested to fund working capital requirements and operations abroad. As of December 30, 2023, the Company has accrued $27,008 of income taxes with respect to the $802,522 of foreign earnings the Company intends to remit in the future. These income tax effects include U.S. federal, state, foreign and withholding tax implications in accordance with the planned remittance of such foreign earnings. An estimate of income tax costs that may be incurred if the permanently reinvested portion of unremitted foreign earnings were in fact remitted is impractical to calculate.
In 2023, 2022, and 2021, the Company recognized reductions of unrecognized tax benefits for tax positions of prior years of $483, $311, and $12,599, respectively. In 2023, 2022, and 2021, income tax benefits recognized in connection with the expiration of statutes of limitations were $2,814, $7,191, and $147, respectively. The Company believes it is reasonably possible that the amount of unrecognized tax benefits may decrease by $23,862 within the next 12 months due to expirations in statutes of limitations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 2, 2021 (gross balance of $46,645)	$45,686
Additions based on tax positions related to the current year	3,231
Additions based on tax positions of prior years	3,401
Lapse of statute of limitations	(147)
Reductions for tax positions of prior years	(12,599)
Balance at January 1, 2022 (gross balance of $40,706)	$39,572
Adjustments related to prior year ending balance	1,138
Additions based on tax positions related to the current year	2,857
Additions based on tax positions of prior years	798
Lapse of statute of limitations	(7,191)
Reductions for tax positions of prior years	(311)
Balance at December 31, 2022 (gross balance of $37,818)	$36,863
Additions based on tax positions related to the current year	2,994
Additions based on tax positions of prior years	646
Lapse of statute of limitations	(2,814)
Reductions for tax positions of prior years	(483)
Balance at December 30, 2023 (gross balance of $38,156)	$37,206
At December 30, 2023, the balance of the Company’s unrecognized tax benefits, which would, if recognized, affect the Company’s annual effective tax rate was $26,844. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized $509, $81 and $933 in 2023, 2022 and 2021, respectively, for interest and penalties classified as income tax expense (benefit) in the Consolidated Statements of Operations. At December 30, 2023 and December 31, 2022, the Company had a total of $6,805 and $6,303, respectively, of interest and penalties accrued related to unrecognized tax benefits.
The Company files U.S. federal income tax returns, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. The Company remains subject to U.S. federal tax examinations for tax years 2018 through 2023. The Company is also subject to examination by various state and international tax authorities. The tax years subject to examination vary by jurisdiction. The Company regularly assesses the outcomes of both ongoing and future examinations for the current or prior years to ensure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes its reserves are adequate in relation to any potential assessments. The outcome of any one examination, some of which may conclude during the next 12 months, is not expected to have a material impact on the Company’s financial position or results of operations.
The Company operates in a Free Trade Zone governed and established by law in Costa Rica and the regulations thereunder. During 2023, the Company received approval for the Free Trade Zone which cannot be arbitrarily revoked. The Free Trade Zone will continue to be applicable so long as it continues to meet the legal obligations and commitments. This resulted in a rate benefit of $45,000 for 2023.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
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
Purchase Commitments
In the ordinary course of business, the Company has entered into purchase commitments for raw materials, production and finished goods. These agreements, typically with terms ending within a year, require total payments of $387,263 in 2024, $8,879 in 2025 and $7,103 in 2026.
License Agreements
The Company is party to several royalty-bearing license agreements for the use of third-party trademarks in certain of its products. The license agreements typically require a minimum guarantee to be paid either at the commencement of the agreement, by a designated date during the term of the agreement or by the end of the agreement period. When payments are made in advance of when they are due, the Company records a prepayment and amortizes the expense in the “Cost of sales” line in the Consolidated Statements of Operations uniformly over the guaranteed period. For guarantees required to be paid at the completion of the agreement, royalties are expensed through the “Cost of sales” line in the Consolidated Statements of Operations as the related sales are made. The Company has reviewed all license agreements and has concluded that there are no liabilities recorded at inception of the agreements.
During 2023, 2022 and 2021, the Company incurred royalty expense of approximately $94,557, $103,204 and $100,281, respectively.
Minimum amounts due under the license agreements are approximately $51,329 in 2024, $30,738 in 2025, $26,685 in 2026, $18,406 in 2027, $14,481 in 2028 and $32,593 thereafter.
(16)    Stockholders’ Equity
The Company is authorized to issue up to 2,000,000 shares of common stock, par value $0.01 per share, and up to 50,000 shares of preferred stock, par value $0.01 per share, and the Company’s Board of Directors may, without stockholder approval, increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company is authorized to issue. At December 30, 2023 and December 31, 2022, 350,138 and 349,009 shares, respectively, of common stock were issued and outstanding and no shares of preferred stock were issued or outstanding.
On February 2, 2022, the Company’s Board of Directors approved a new share repurchase program for up to $600,000 of shares to be repurchased in open market transactions or privately negotiated transactions, subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which allows the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the Company, the Company’s directors and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. The new program replaced the Company’s previous share repurchase program for up to 40,000 shares that was originally approved on February 6, 2020. Unless terminated earlier by the Company’s Board of Directors, the new program will expire on December 28, 2024. The Company did not purchase any shares of the Company’s common stock under the February 6, 2020 share repurchase program during 2021 or during 2022 through the expiration of the program on February 2, 2022. Under the new program, the Company entered into transactions to repurchase 1,577 shares at a weighted average repurchase price of $15.84 per share for the year ended December 31, 2022. The shares were repurchased at a total cost of $25,018 including broker’s commissions of $31. The Company did not repurchase any shares under the new program during 2023. At December 30, 2023, the remaining repurchase

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
authorization under the new program totaled $575,013. Share repurchases are currently prohibited under the Senior Secured Credit Facility. See Note "Debt" for additional information.
Dividends
In 2021 and 2022, the Company’s Board of Directors declared regular quarterly cash dividends of $0.15 per share of the Company’s outstanding common stock, which were paid in 2021 and 2022, respectively.
In January 2023, the Company’s Board of Directors eliminated the Company’s quarterly cash dividend as the Company shifted its capital allocation strategy to focus the use of all its free cash flow (cash from operations less capital expenditures) on reducing debt and bringing its leverage back to a range that is no greater than two to three times on a net debt-to-adjusted EBITDA basis. The declaration of any future dividends and, if declared, the amount of any such dividends, will be subject to the Company’s actual future earnings, capital requirements, regulatory restrictions, debt covenants, other contractual restrictions and to the discretion of the Company’s Board of Directors. The payment of annual dividends is currently prohibited under the Senior Secured Credit Facility. See Note "Debt" for additional information.
(17)    Accumulated Other Comprehensive Loss
The components of AOCI are as follows:

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at January 1, 2022	$(134,001)	$5,244	$(569,161)	$146,315	$(551,603)
Amounts reclassified from accumulated other comprehensive loss	(13,473)	14,927	21,224	3,319	25,997
Current-period other comprehensive income (loss) activity	(81,329)	(11,462)	110,584	(4,195)	13,598

Total other comprehensive income (loss)	(94,802)	3,465	131,808	(876)	39,595

Balance at December 31, 2022	$(228,803)	$8,709	$(437,353)	$145,439	$(512,008)
Amounts reclassified from accumulated other comprehensive loss	—	(11,190)	16,315	1,868	6,993
Current-period other comprehensive income (loss) activity	15,321	(3,486)	1,203	(334)	12,704

Total other comprehensive income (loss)	15,321	(14,676)	17,518	1,534	19,697

Balance at December 30, 2023	$(213,482)	$(5,967)	$(419,835)	$146,973	$(492,311)

(1)Cumulative Translation Adjustment includes translation adjustments and net investment hedges. See Note “Financial Instruments and Risk Management” for additional disclosures about net investment hedges.
The Company uses a portfolio approach to release the income tax effects in accumulated other comprehensive loss related to pension and postretirement benefits. Under this approach, the income tax effects are released from accumulated other comprehensive loss based on the pre-tax adjustments to pension liabilities or assets recognized within other comprehensive income (loss). Any tax effects remaining in accumulated other comprehensive loss are released only when the entire portfolio of the pension and postretirement benefits is liquidated, sold or extinguished.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Years Ended
		December 30, 2023	December 31, 2022	January 1, 2022
Write-off of cumulative translation associated with sale of business	Income (loss) from discontinued operations, net of tax	$—	$13,473	$—

Gain (loss) on forward foreign exchange contracts designated as cash flow hedges	Cost of sales	4,357	11,336	(15,301)
	Income tax	(1,781)	(3,401)	4,105
	Income (loss) from discontinued operations, net of tax	—	(232)	(2,890)
	Net of tax	2,576	7,703	(14,086)

Gain on interest rate contracts designated as cash flow hedges	Interest expense, net	5,279	—	—
	Income tax	—	—	—
	Net of tax	5,279	—	—

Gain (loss) on cross-currency swap contracts designated as cash flow hedges	Selling, general and administrative expenses	973	(20,016)	(12,155)
	Interest expense, net	581	(5,940)	(3,556)
	Income tax	—	—	4,061
	Net of tax	1,554	(25,956)	(11,650)

Amortization of deferred actuarial loss and prior service cost	Other expenses	(16,315)	(20,809)	(25,671)
	Income tax	(87)	52	6,461
	Income (loss) from discontinued operations, net of tax	—	—	560
Pension activity associated with sale of business	Income (loss) from discontinued operations, net of tax	—	(460)	—
	Net of tax	(16,402)	(21,217)	(18,650)

Total reclassifications		$(6,993)	$(25,997)	$(44,386)
(18)    Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts and has used cross-currency swap contracts to manage its exposures to movements in foreign exchange rates primarily related to the Australian dollar, Euro, Canadian dollar and Mexican peso and uses interest rate contracts to manage its exposures to movements in interest rates. The Company has also used a combination of cross-currency swap contracts and long-term debt to manage its exposure to foreign currency risk associated with the Company’s net investment in its European subsidiaries.

	Hedge Type	December 30, 2023	December 31, 2022
U.S. dollar equivalent notional amount of derivative instruments:
Forward foreign exchange contracts	Cash Flow and Mark to Market	$308,760	$397,908
Interest rate contracts	Cash Flow	$900,000	$—
Cross-currency swap contracts	Cash Flow	$—	$352,920
Cross-currency swap contracts	Net Investment	$—	$335,940

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
Fair Values of Derivative Instruments
The fair values of derivative instruments related to forward foreign exchange contracts, cross-currency swap contracts and interest rate contracts recognized in the Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		December 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	$57	$1,892
Interest rate contracts	Other current assets	23	—
Cross-currency swap contracts	Other current assets	—	1,033
Forward foreign exchange contracts	Other noncurrent assets	—	110
Cross-currency swap contracts	Other noncurrent assets	—	16,477
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	142	5,402
Total derivative assets		222	24,914

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities and other: Other	(2,508)	(1,263)
Cross-currency swap contracts	Accrued liabilities and other: Other	—	(252)
Forward foreign exchange contracts	Other noncurrent liabilities	(290)	(178)
Interest rate contracts	Other noncurrent liabilities	(5,929)	—
Cross-currency swap contracts	Other noncurrent liabilities	—	(27,753)
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities and other: Other	(2,784)	(4,841)
Total derivative liabilities		(11,511)	(34,287)

Net derivative liability		$(11,289)	$(9,373)
Cash Flow Hedges
The Company uses forward foreign exchange contracts and has used cross-currency swap contracts to reduce the effect of fluctuating foreign currencies on foreign currency-denominated transactions, foreign currency-denominated investments and other known foreign currency exposures. Gains and losses on these contracts are intended to offset losses and gains on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. The Company also uses interest rate contracts to reduce the effect of the variability in future interest payments on variable-rate debt to lock in certainty of future cash flows.
On April 1, 2021, in connection with a reduction in the amount of the 3.5% Senior Notes designated in the European net investment hedge discussed below, the Company entered into three pay-fixed rate, receive-fixed rate cross-currency swap contracts with a total notional amount of €300,000. The Company designated these cross-currency swap contracts to hedge the undesignated portion of the foreign currency cash flow exposure related to the Company’s 3.5% Senior Notes. These cross-currency swap contracts swapped Euro-denominated interest payments for U.S. dollar-denominated interest payments, thereby economically converting €300,000 of the Company’s €500,000 fixed-rate 3.5% Senior Notes to a fixed-rate 4.7945% USD-denominated obligation. In February 2023, in connection with the redemption of the 3.5% Senior Notes, the Company unwound these cross-currency swap contracts, which had an original maturity date of June 15, 2024. The Company paid $30,935 to settle the cross-currency swap contracts, which was reported in “Net cash from operating activities” in the Consolidated Statements of Cash Flows. The remaining gain in AOCI of $1,254 was released into earnings at the time of settlement and is recorded in the “Interest expense, net” line in the Consolidated Statements of Operations. The Company had no cross-currency swap contracts designated as cash flow hedges as of December 30, 2023.
In March 2023, the Company entered into an interest rate contract with a total notional amount of $900,000, which amortizes down to $600,000 on March 31, 2025. The Company designated this interest rate contract, which matures on

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
March 31, 2026, to hedge the variability in contractually specified interest rates above 50 basis points associated with future interest payments on a portion of the Company’s variable-rate term loans to lock in certainty of future cash flows.
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately $8,902. The Company is hedging exposure to the variability in future foreign currency-denominated cash flows for forecasted transactions over the next 17 months and the variability in future interest payments on debt over the next 27 months.
The effect of derivative instruments designated as cash flow hedges on the Consolidated Statements of Operations and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
	Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Forward foreign exchange contracts	$28	$10,843	$12,170
Interest rate contracts	(649)	—	—
Cross-currency swap contracts	(2,865)	(22,305)	(14,942)
Total	$(3,486)	$(11,462)	$(2,772)

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Years Ended
		December 30, 2023	December 31, 2022	January 1, 2022
Forward foreign exchange contracts(1)	Cost of sales	$4,357	$11,336	$(15,301)
Forward foreign exchange contracts(1)	Income (loss) from discontinued operations, net of tax	—	(307)	(3,542)
Interest rate contracts	Interest expense, net	5,279	—	—
Cross-currency swap contracts(1)	Selling, general and administrative expenses	973	(20,016)	(12,155)
Cross-currency swap contracts(1)	Interest expense, net	581	(5,940)	(3,556)
Total		$11,190	$(14,927)	$(34,554)

(1)The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value.
The following table presents the amounts in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded:

	Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Cost of sales	$3,740,113	$4,012,542	$4,149,541
Selling, general and administrative expenses	$1,607,628	$1,701,563	$1,853,971
Interest expense, net	$275,354	$157,073	$163,067
Income (loss) from discontinued operations, net of tax	$—	$3,965	$(443,744)
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
net investment. As of April 1, 2021, the Company reduced the amount of its 3.5% Senior Notes designated in the European net investment hedge from €500,000 to €200,000. As of December 31, 2022, the U.S. dollar equivalent carrying value of Euro-denominated long-term debt designated as a partial European net investment hedge was $214,110.
In February 2023, in connection with the redemption of the 3.5% Senior Notes, the Company de-designated the remainder of the 3.5% Senior Notes in the European net investment hedge and unwound these cross-currency swap contracts. The Company received $18,942 to settle the cross-currency swap contracts, which was reported in “Net cash from investing activities” in the Consolidated Statements of Cash Flows. There was a cumulative gain of $5,525 from the designated portion of the 3.5% Senior Notes and a cumulative gain of $19,001 from the cross-currency swap contracts that will remain in cumulative translation adjustment, a component of AOCI, until the net investment in the Company’s EUR-functional subsidiaries is sold, liquidated, or substantially liquidated. The Company had no derivative or nonderivative financial instruments designated as net investment hedges as of December 30, 2023.
The amount of after-tax gains (losses) included in AOCI in the Consolidated Balance Sheets related to derivative instruments and nonderivative financial instruments designated as net investment hedges are as follows:

	Amount of Gain (Loss) Recognized in AOCI
	Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Euro-denominated long-term debt	$(469)	$9,716	$24,928
Cross-currency swap contracts	531	14,497	13,670
Total	$62	$24,213	$38,598
The effect of derivative and non-derivative instruments designated as net investment hedges on the Consolidated Statements of Operations are as follows:

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Years Ended
		December 30, 2023	December 31, 2022	January 1, 2022
Euro-denominated long-term debt	Income (loss) from discontinued operations, net of tax	$—	$(13,348)	$—
Cross-currency swap contracts	Income (loss) from discontinued operations, net of tax	—	(2,505)	—
Cross-currency swap contracts (amounts excluded from effectiveness testing)	Interest expense, net	960	8,368	7,389
Total		$960	$(7,485)	$7,389
The following table presents the amounts in the Consolidated Statements of Operations in which the effects of net investment hedges are recorded:

	Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Income (loss) from discontinued operations, net of tax	$—	$3,965	$(443,744)
Interest expense, net (amounts excluded from effectiveness testing)	$275,354	$157,073	$163,067
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
directly into earnings. Gains or losses on these contracts largely offset the net remeasurement gains or losses on the related assets and liabilities.
The effect of derivative instruments not designated as hedges on the Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Years Ended
		December 30, 2023	December 31, 2022	January 1, 2022
Forward foreign exchange contracts	Cost of sales	$(6,499)	$(16,557)	$24,087
Forward foreign exchange contracts	Selling, general and administrative expenses	222	(290)	2,784
Forward foreign exchange contracts	Income (loss) from discontinued operations, net of tax	—	—	4,706
Total		$(6,277)	$(16,847)	$31,577
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
As of December 30, 2023 and December 31, 2022, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to forward foreign exchange derivative contracts, cross-currency swap derivative contracts, interest rate derivative contracts, defined benefit pension plan investment assets and deferred compensation plan liabilities. The fair values of forward foreign exchange derivative contracts are determined using the cash flows of the forward contracts, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair values of cross-currency swap and interest rate derivative contracts are determined using the cash flows of the contracts, discount rates to account for the passage of time, current foreign exchange and interest rate market data and credit risk, which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plan liabilities is based on readily available current market data and is categorized as Level 2. The fair values of defined benefit pension plan investment assets include: certain U.S. equity securities, foreign equity securities

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
and cash and cash equivalents that are determined based on quoted prices in public markets categorized as Level 1; certain U.S. equity securities, foreign equity securities, debt securities and commodity investments measured at their net asset value, which is determined based on inputs readily available in public markets; and investments in hedge fund of funds and real estate investments that are based on unobservable inputs about which little or no market data exists and are measured at a net asset value. Assets valued utilizing a net asset value are not required to be categorized within the fair value hierarchy.
There were no changes during 2023 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of and for the year ended December 30, 2023, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis or non-recurring basis.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of December 30, 2023
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan investment assets:
U.S. equity securities	$31,435	$31,435	$—	$—
Foreign equity securities	1,469	1,469	—	—
Cash and other	8,272	8,272	—	—
Total plan assets in the fair value hierarchy	41,176	41,176	—	—
Plan assets measured at net asset value:(1)
Hedge fund of funds	77,707
U.S. equity securities	142,951
Foreign equity securities	177,459
Debt securities	326,002
Real estate	57,065
Total plan assets measured at net asset value	781,184
Total plan assets	822,360
Derivative contracts:
Forward foreign exchange contracts - assets	199	—	199	—
Interest rate contracts - assets	23	—	23	—
Forward foreign exchange contracts - liabilities	(5,582)	—	(5,582)	—
Interest rate contracts - liabilities	(5,929)	—	(5,929)	—
Total derivative contracts	(11,289)	—	(11,289)	—
Deferred compensation plan liability	(16,001)	—	(16,001)	—
Total	$795,070	$41,176	$(27,290)	$—

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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)

	Assets (Liabilities) at Fair Value as of December 31, 2022
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan investment assets:
U.S. equity securities	$158,305	$158,305	$—	$—
Foreign equity securities	33,713	33,713	—	—
Debt securities	81,812	81,812	—	—
Cash and other	11,045	11,045	—	—
Total plan assets in the fair value hierarchy	284,875	284,875	—	—
Plan assets measured at net asset value:(1)
Hedge fund of funds	313,521
Foreign equity securities	135,076
Debt securities	670
Real estate	65,364
Commodities	16,738
Total plan assets measured at net asset value	531,369
Total plan assets	816,244
Derivative contracts:
Forward foreign exchange contracts - assets	7,404	—	7,404	—
Cross-currency swap contracts - assets	17,510	—	17,510	—
Forward foreign exchange contracts - liabilities	(6,282)	—	(6,282)	—
Cross-currency swap contracts - liabilities	(28,005)	—	(28,005)	—
Total derivative contracts	(9,373)	—	(9,373)	—
Deferred compensation plan liability	(16,096)	—	(16,096)	—
Total	$790,775	$284,875	$(25,469)	$—

(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximated fair value as of December 30, 2023 and December 31, 2022. The fair value of debt, which is classified as a Level 2 liability, was $3,259,299 and $3,697,856 as of December 30, 2023 and December 31, 2022, respectively. Debt had a carrying value of $3,336,750 and $3,872,275 as of December 30, 2023 and December 31, 2022, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions.
(20)    Business Segment Information
The Company’s operations are managed and reported in three operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear and International. These segments are organized principally by product category and geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. Other consists of the Company’s U.S.-based outlet stores, U.S. Sheer Hosiery business and certain sales from its supply chain to the European Innerwear business which was sold on March 5, 2022. In the fourth quarter of 2021, the Company reached the decision to divest its U.S. Sheer Hosiery business, including the L’eggs brand, as part of its strategy to streamline its portfolio under its Full Potential transformation plan and completed the sale to AllStar on September 29, 2023. See Note “Assets and Liabilities Held for Sale” for additional information regarding the U.S. Sheer Hosiery business and the sale of the European Innerwear business.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
The Company considers its chief executive officer to be the Company’s chief operating decision maker. The Company’s chief operating decision maker manages business operations, evaluates performance and allocates resources based on the segments’ net revenues and operating income. The Company reports inventories by segment as that information is used by the chief operating decision maker in assessing segment performance. The Company does not report its other assets by segment as that information is not used by the chief operating decision maker in assessing segment performance.
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

	Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net sales:
Innerwear	$2,415,032	$2,429,966	$2,719,788
Activewear	1,251,913	1,555,062	1,679,639
International	1,748,428	1,914,268	2,066,249
Other	221,150	334,354	335,564
Total net sales	$5,636,523	$6,233,650	$6,801,240

	Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Segment operating profit:
Innerwear	$418,226	$388,586	$573,852
Activewear	20,517	153,710	236,400
International	210,651	283,036	339,317
Other	(7,902)	17,019	30,922
Total segment operating profit	641,492	842,351	1,180,491
Items not included in segment operating profit:
General corporate expenses	(207,037)	(232,975)	(219,984)
Restructuring and other action-related charges	(115,904)	(59,858)	(131,710)
Amortization of intangibles	(29,769)	(29,973)	(31,069)
Total operating profit	288,782	519,545	797,728
Other expenses	(38,520)	(9,734)	(53,586)
Interest expense, net	(275,354)	(157,073)	(163,067)
Income (loss) from continuing operations before income taxes	$(25,092)	$352,738	$581,075

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
The Company incurred restructuring and other action-related charges that were reported in the following lines in the Consolidated Statements of Operations:

	Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Cost of sales	$72,140	$17,025	$10,098
Selling, general and administrative expenses	43,764	42,833	121,612
Total included in operating profit	115,904	59,858	131,710
Other expenses	8,350	—	45,699
Interest expense, net	(1,254)	—	—
Total included in income (loss) from continuing operations before income taxes	123,000	59,858	177,409
Income tax (expense) benefit	85,122	(413,766)	53,665
Total restructuring and other action-related charges	$37,878	$473,624	$123,744
The components of restructuring and other action-related charges were as follows:

	Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Global Champion performance plan	$88,045	$—	$—
Full Potential transformation plan:
Technology	8,953	11,922	4,617
Headcount actions and related severance	6,105	8,221	23,191
Supply chain segmentation	4,151	17,982	5,419
Professional services	3,819	23,994	44,617
(Gain) loss on sale of business and classification of assets held for sale	3,641	(3,535)	38,364
Impairment of intangible assets	—	—	7,302
Other	1,190	1,274	8,200
Total Full Potential transformation plan	27,859	59,858	131,710
Total included in operating profit	115,904	59,858	131,710
Loss on extinguishment and refinancing of debt included in other expenses	8,466	—	45,699
Gain on final settlement of cross currency swap contracts included in other expenses	(116)	—	—
Gain on final settlement of cross currency swap contracts included in interest expense, net	(1,254)	—	—
Total included in income (loss) from continuing operations before income taxes	123,000	59,858	177,409
Discrete tax (expense) benefit	85,122	(422,918)	27,147
Tax effect on actions	—	9,152	26,518
Total included in income tax (expense) benefit	85,122	(413,766)	53,665
Total restructuring and other action-related charges	$37,878	$473,624	$123,744
In 2023, restructuring and other action-related charges within operating profit included $88,045 of charges associated with the Company’s global Champion performance plan. The global Champion performance plan includes actions and related charges regarding the Company’s accelerated and enhanced strategic initiatives to further streamline the operations and position the brand for long term profitable growth and the evaluation of strategic alternatives for the global Champion business. The charges included $59,432 of inventory write-downs related to the execution of the channel, mix and product segmentation strategy including the exit of discontinued programs, which are reflected in the “Cost of Sales” line in the Consolidated Statements of Operations. These charges also include $28,613 related to professional fees, supply chain segmentation, store closures, severance and other costs, of which $7,532 are reflected in the “Cost of Sales” line in the Consolidated Statements of Operations and $21,081 are reflected in the “Selling, general and administrative expenses” line in the Consolidated Statements of Operations.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
Restructuring and other action-related charges within operating profit included $27,859, $59,858 and $131,710 of charges related to the implementation of the Company’s Full Potential transformation plan in 2023, 2022 and 2021, respectively. Full Potential transformation plan charges in 2023 included the loss, net of proceeds, of $3,641 resulting from the sale of the Company’s U.S. Sheer Hosiery business to AllStar on September 29, 2023, which is reflected in the “Selling, general and administrative expenses” line in the Consolidated Statements of Operations. Full Potential transformation plan charges in 2022 included a non-cash gain of $3,535 which is reflected in the “Selling, general and administrative expenses” line in the Consolidated Statements of Operations, to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting primarily from changes in carrying value due to changes in working capital. See Note “Assets and Liabilities Held for Sale” for additional information regarding the U.S. Sheer Hosiery business. Full potential transformation plan charges in 2023, 2022 and 2021 also included charges of $4,151, $17,982 and $7,815, respectively, which are reflected in the “Cost of Sales” line in the Consolidated Statements of Operations, related to supply chain segmentation charges to restructure and position the Company’s manufacturing network to align with its Full potential transformation plan demand trends. Additionally, Full Potential transformation plan charges in 2021 included impairment charges of $7,302, which are reflected in the “Selling, general and administrative expenses” line of the Consolidated Statements of Operations, related to the full impairment of an indefinite-lived trademark related to a specific brand within the European Innerwear business that was excluded from the disposal group as it was not marketed for sale. The remaining Full Potential transformation plan restructuring and other action-related charges within operating profit include technology charges which relate to the implementation of the Company’s technology modernization initiative including the implementation of a global enterprise resource planning platform, charges related to headcount actions and related severance resulting from operating model initiatives and charges for professional services primarily including consulting and advisory services related to the implementation of the Full Potential transformation plan.
In 2023, the Company recorded a charge of $8,466 in restructuring and other action-related charges related to the redemption of its 4.625% Senior Notes and 3.5% Senior Notes. The charge, which is recorded in the “Other expenses” line in the Consolidated Statements of Operations, included a payment of $4,632 for a required make-whole premium related to the redemption of the 3.5% Senior Notes and a non-cash charge of $3,834 for the write-off of unamortized debt issuance costs related to the redemption of the 4.625% Senior Notes and the 3.5% Senior Notes. Additionally, in 2023, in connection with the redemption of the 3.5% Senior Notes, the Company unwound the related cross-currency swap contracts previously designated as cash flow hedges and the remaining gain in AOCI of $1,254 was released into earnings at the time of settlement which is recorded in the “Interest expense, net” line in the Consolidated Statements of Operations. See Note “Financial Instruments” for additional information. In 2021, the Company recorded a charge of $45,699 in restructuring and other action-related charges related to the 2021 refinancing of the Senior Secured Credit Facility and the redemption of the 5.375% Senior Notes. The charge, which is reported in the “Other expenses” line in the Consolidated Statements of Operations, included a payment of $34,840 for a make-whole premium in connection with the redemption of the 5.375% Senior Notes, a non-cash charge of $8,899 for the write-off of unamortized debt issuance costs related to the redemption of the 5.375% Senior Notes and the 2021 refinancing of the Senior Secured Credit Facility and $1,960 in fees related to the 2021 refinancing. See Note “Debt” for additional information.
Restructuring and other action-related charges in 2023 included discrete tax benefits of $85,122, of which $80,859 was recorded in the fourth quarter of 2023, representing an adjustment to non-cash reserves established at December 31, 2022 related to deferred taxes for Swiss statutory impairments, which are not indicative of the Company’s core operations. In the fourth quarter of 2022, the Company recorded a non-cash discrete tax charge of $422,918 to reflect a full valuation allowance against the Company’s U.S. federal and state deferred tax assets. As of December 31, 2022, the Company concluded that, based on its evaluation of all available positive and negative evidence, its U.S. federal and state deferred tax assets were no longer more likely than not realizable. In making this determination, the Company evaluated positive evidence, including its projections of future taxable income which demonstrate a long-term return to profitability in the U.S., and negative evidence, including recent tax losses incurred and expected near term tax losses in connection with its domestic operations and the lack of sufficient taxable temporary differences expected to reverse in future periods, and determined that the negative evidence outweighed the positive. Restructuring and other action-related charges in 2022 and 2021 also included the tax effect on actions, which represents the applicable effective tax rate on the restructuring and other action-related charges based on the jurisdiction of where the charges were incurred.
As of December 31, 2022, the Company had an accrual of $16,170 for expected benefit payments related to actions taken in prior years. During 2023, the Company approved actions to align the Company’s workforce and manufacturing and distribution network with its Full Potential transformation plan initiatives and actions related to the Company’s global

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
Champion performance plan resulting in charges of $13,240 for employee termination and other benefits for employees affected by the actions. These charges included $3,631 in the “Cost of sales” line in the Consolidated Statements of Operations that are reflected in the “Supply chain segmentation” and the “Global Champion performance plan” lines in the restructuring and other action-related charges table above and $9,609 in the “Selling, general and administrative expenses” line in the Consolidated Statements of Operations that are reflected in the “Headcount actions and related severance” and the “Global Champion performance plan” lines in the restructuring and other action-related charges table above. During 2023, the Company made benefit payments and other adjustments of $18,520, resulting in an ending accrual of $10,890 which is included in the “Accrued liabilities” line of the Consolidated Balance Sheets at December 30, 2023.

	December 30, 2023
	Innerwear	Activewear	International	Other	Unallocated	Total Assets
Assets:
Inventories	$635,361	$404,972	$302,197	$25,488	$—	$1,368,018
All other assets	—	—	—	—	4,272,296	4,272,296
Total assets						$5,640,314

	December 31, 2022
	Innerwear	Activewear	International	Other	Unallocated	Total Assets
Assets:
Inventories	$918,104	$665,500	$364,231	$31,837	$—	$1,979,672
Assets held for sale	—	—	—	—	13,327	13,327
All other assets	—	—	—	—	4,510,877	4,510,877
Total assets						$6,503,876

	Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Depreciation and amortization expense:
Innerwear	$33,712	$26,518	$25,816
Activewear	18,107	24,200	23,562
International	18,324	19,670	22,476
Other	2,725	3,341	4,578
	72,868	73,729	76,432
Corporate	32,169	32,538	33,698
Total depreciation and amortization expense	$105,037	$106,267	$110,130
Sales to Walmart were substantially in the Innerwear and Activewear segments. Sales to Walmart represented 18%, 16% and 17% of total net sales in 2023, 2022 and 2021, respectively.
Worldwide sales by product category for Innerwear and Activewear were $3,529,066 and $2,107,457, respectively, in 2023, $3,749,168 and $2,484,482, respectively, in 2022 and $4,077,016 and $2,724,224, respectively, in 2021.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(amounts in thousands, except per share data)
(21)    Geographic Area Information

	Years Ended or at
	December 30, 2023		December 31, 2022		January 1, 2022
	Sales	Property, Net	Sales	Property, Net	Sales	Property, Net
Americas	$4,109,575	$293,176	$4,532,595	$325,957	$4,995,230	$325,188
Asia Pacific	1,029,498	90,110	1,149,954	85,966	1,257,037	85,538
Europe	488,032	31,080	534,892	30,481	530,440	30,675
Other	9,418	—	16,209	—	18,533	—
	$5,636,523	$414,366	$6,233,650	$442,404	$6,801,240	$441,401
The net sales by geographic region are attributed by customer location. The property by geographic region includes assets held and used, which are recognized within the “Property, net” line in the Consolidated Balance Sheets.
(22)    Quarterly Financial Data (Unaudited)
The following table presents the summarized unaudited quarterly financial data of the Company for the fourth quarters ended December 30, 2023 and December 31, 2022. See the Company’s Condensed Consolidated Statements of Operations in its Quarterly Reports on Form 10-Q for the quarters ended April 1, 2023, July 1, 2023 and September 30, 2023 for additional quarterly information related to 2023 and 2022.

	Quarters Ended
	December 30, 2023	December 31, 2022
Net sales	$1,296,827	$1,473,286
Cost of sales	803,158	971,309
Gross profit	493,669	501,977
Selling, general and administrative expenses	397,572	441,642
Operating profit	96,097	60,335
Other expenses	7,375	3,646
Interest expense, net	69,688	49,665
Income before income taxes	19,034	7,024
Income tax expense (benefit)	(58,907)	425,132
Net income (loss)	$77,941	$(418,108)

Earnings (loss) per share:
Basic	$0.22	$(1.19)
Diluted	$0.22	$(1.19)