Form 10-Q
period 2024-03-30
Hanesbrands Inc.
filed 2024-05-09
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2024, there were 351,563,309 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “could,” “will,” “expect,” “outlook,” “potential,” “project,” “estimate,” “future,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results are forward-looking statements and are subject to risks and uncertainties that could cause actual results to differ materially from those implied or expressed by such statements. These risks and uncertainties include, but are not limited to, trends associated with our business; our ability to implement successfully, or at all, our multi-year transformation strategy (“Full Potential transformation plan”) and our global Champion performance plan; our ability to identify, execute, and realize benefits, successfully, or at all, from any potential strategic transaction involving Champion; the rapidly changing retail environment and the level of consumer demand; the effects of any geopolitical conflicts (including the ongoing Russia-Ukraine conflict and Middle East conflicts) or public health emergencies or severe global health crises, including effects on consumer spending, global supply chains, critical supply routes and the financial markets; our ability to deleverage on the anticipated time frame or at all, which could negatively impact our ability to satisfy the financial covenants in our credit agreement or other contractual arrangements; any inadequacy, interruption, integration failure or security failure with respect to our information technology; future intangible assets or goodwill impairment due to changes in our business, market conditions, or other factors, including any sale of the Champion business; significant fluctuations in foreign exchange rates; legal, regulatory, political and economic risks related to our international operations; our ability to effectively manage our complex international tax structure; and our future financial performance. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements. Such statements speak only as of the date when made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 30, 2023, under the caption “Risk Factors”, and available on the “Investors” section of our corporate website, www.Hanes.com/investors. The contents of our corporate website are not incorporated by reference in this Quarterly Report on Form 10-Q.

PART I

Item 1.	Financial Statements

HANESBRANDS INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarters Ended
	March 30, 2024	April 1, 2023
Net sales	$1,156,201	$1,389,410
Cost of sales	695,274	939,717
Gross profit	460,927	449,693
Selling, general and administrative expenses	408,821	392,374
Operating profit	52,106	57,319
Other expenses	9,271	14,771
Interest expense, net	66,689	58,452
Loss before income taxes	(23,854)	(15,904)
Income tax expense	15,268	18,500
Net loss	$(39,122)	$(34,404)

Loss per share:
Basic	$(0.11)	$(0.10)
Diluted	$(0.11)	$(0.10)

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Quarters Ended
	March 30, 2024	April 1, 2023
Net loss	$(39,122)	$(34,404)
Other comprehensive income (loss):
Translation adjustments	(58,020)	(9,056)
Unrealized gain (loss) on qualifying cash flow hedges, net of tax of $(891) and $941, respectively	10,244	(21,644)
Unrecognized income from pension and postretirement plans, net of tax of $203 and $121, respectively	4,214	4,186
Total other comprehensive loss	(43,562)	(26,514)
Comprehensive loss	$(82,684)	$(60,918)

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 30, 2024	December 30, 2023	April 1, 2023
Assets
Cash and cash equivalents	$191,216	$205,501	$213,209
Trade accounts receivable, net	555,679	557,729	681,921
Inventories	1,419,309	1,368,018	1,969,133
Other current assets	157,510	144,967	159,724
Current assets held for sale	—	—	4,986
Total current assets	2,323,714	2,276,215	3,028,973
Property, net	398,089	414,366	442,315
Right-of-use assets	399,312	428,918	454,643
Trademarks and other identifiable intangibles, net	1,197,310	1,235,704	1,241,624
Goodwill	1,099,858	1,112,744	1,106,590
Deferred tax assets	21,003	21,954	21,732
Other noncurrent assets	150,390	150,413	136,803
Total assets	$5,589,676	$5,640,314	$6,432,680

Liabilities and Stockholders’ Equity
Accounts payable	$816,298	$736,252	$965,630
Accrued liabilities	477,524	478,676	474,840
Lease liabilities	103,867	110,640	100,266
Accounts Receivable Securitization Facility	17,500	6,000	166,000
Current portion of long-term debt	44,250	59,000	52,750
Current liabilities held for sale	—	—	4,986
Total current liabilities	1,459,439	1,390,568	1,764,472
Long-term debt	3,237,419	3,235,640	3,588,945
Lease liabilities - noncurrent	328,150	354,015	379,365
Pension and postretirement benefits	100,132	104,255	113,649
Other noncurrent liabilities	126,362	136,483	246,723
Total liabilities	5,251,502	5,220,961	6,093,154

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 351,562,227, 350,137,826 and 349,530,266, respectively	3,515	3,501	3,495
Additional paid-in capital	354,760	353,367	336,851
Retained earnings	515,772	554,796	537,702
Accumulated other comprehensive loss	(535,873)	(492,311)	(538,522)
Total stockholders’ equity	338,174	419,353	339,526
Total liabilities and stockholders’ equity	$5,589,676	$5,640,314	$6,432,680

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 30, 2023	350,138	$3,501	$353,367	$554,796	$(492,311)	$419,353
Net loss	—	—	—	(39,122)	—	(39,122)
Other comprehensive loss	—	—	—	—	(43,562)	(43,562)
Stock-based compensation	—	—	4,112	—	—	4,112
Vesting of restricted stock units and other	1,424	14	(2,719)	98	—	(2,607)
Balances at March 30, 2024	351,562	$3,515	$354,760	$515,772	$(535,873)	$338,174

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2022	349,009	$3,490	$334,676	$572,106	$(512,008)	$398,264
Net loss	—	—	—	(34,404)	—	(34,404)
Other comprehensive loss	—	—	—	—	(26,514)	(26,514)
Stock-based compensation	—	—	3,700	—	—	3,700
Vesting of restricted stock units and other	521	5	(1,525)	—	—	(1,520)
Balances at April 1, 2023	349,530	$3,495	$336,851	$537,702	$(538,522)	$339,526
See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Quarters Ended
	March 30, 2024	April 1, 2023
Operating activities:
Net loss	$(39,122)	$(34,404)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	17,674	17,360
Amortization of acquisition intangibles	4,103	4,186
Other amortization	3,299	2,805
Loss on extinguishment of debt	—	8,466
Gain on classification of assets held for sale	—	(2,139)
Amortization of debt issuance costs and debt discount	2,544	1,973
Other	(2,381)	5,202
Changes in assets and liabilities:
Accounts receivable	(3,294)	51,643
Inventories	(59,379)	7,861
Other assets	(7,554)	(10,761)
Accounts payable	103,065	43,171
Accrued pension and postretirement benefits	181	1,479
Accrued liabilities and other	7,035	(52,305)
Net cash from operating activities	26,171	44,537
Investing activities:
Capital expenditures	(20,257)	(24,244)
Other	28	18,944
Net cash from investing activities	(20,229)	(5,300)
Financing activities:
Borrowings on Term Loan Facilities	—	891,000
Repayments on Term Loan Facilities	(14,750)	(6,250)
Borrowings on Accounts Receivable Securitization Facility	513,500	588,000
Repayments on Accounts Receivable Securitization Facility	(502,000)	(631,500)
Borrowings on Revolving Loan Facilities	316,000	421,500
Repayments on Revolving Loan Facilities	(316,000)	(461,000)
Borrowings on Senior Notes	—	600,000
Repayments on Senior Notes	—	(1,436,884)
Payments to amend and refinance credit facilities	(178)	(27,371)
Other	(4,031)	(1,675)
Net cash from financing activities	(7,459)	(64,180)
Effect of changes in foreign exchange rates on cash	(12,768)	(261)
Change in cash and cash equivalents	(14,285)	(25,204)
Cash and cash equivalents at beginning of year	205,501	238,413
Cash and cash equivalents at end of period	$191,216	$213,209
Capital expenditures included in accounts payable at March 30, 2024 and December 30, 2023 were $3,511 and $18,550, respectively. For the quarters ended March 30, 2024 and April 1, 2023, right-of-use assets obtained in exchange for lease obligations were $10,261 and $71,776, respectively.
See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except per share data)
(unaudited)

(1)    Basis of Presentation
These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management believes that the disclosures made are adequate for a fair statement of the results of operations, financial condition and cash flows of Hanesbrands Inc. and its consolidated subsidiaries (the “Company” or “Hanesbrands”). In the opinion of management, the condensed consolidated interim financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results of operations, financial condition and cash flows for the interim periods presented herein. The preparation of condensed consolidated interim financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year or any future period.
(2)    Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, “Reference Rate Reform: Scope.” The new accounting rules provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. In December 2022, the FASB deferred the expiration date of Topic 848 with the issuance of ASU 2022-06, “Reference Rate Reform: Deferral of the Sunset Date of Topic 848.” The new accounting rules extend the relief in Topic 848 beyond the cessation date of USD London Interbank Offered Rate. The new accounting rules must be adopted by the fourth quarter of 2024. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations, cash flows and disclosures and does not currently intend to early adopt the new rules.
Supplier Finance Program Obligations
In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The new accounting rules create certain disclosure requirements for a buyer in a supplier finance program. The new accounting rules require qualitative and quantitative disclosures including key terms of the program, balance sheet presentation of related amounts, the obligation amount the buyer has confirmed as valid to the finance provider and a rollforward of the obligation. The accounting rules do not impact the recognition, measurement, or financial statement presentation of supplier finance program obligations. The disclosure of the obligation rollforward is effective for the Company for annual periods beginning in 2024 and all other disclosures were effective for the Company in the first quarter of 2023. While the new accounting rules did not have any impact on the Company’s financial condition, results of operations or cash flows, the adoption of the new accounting rules did result in additional disclosures for the Company beginning in the first quarter of 2023, which are included in Note, “Supplier Finance Program Obligations”.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Leases
In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” The new accounting rules require that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset (the leased asset) through a lease. These leases should also be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The new accounting rules were effective for the Company in the first quarter of 2024. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations, cash flows and disclosures.
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
Income Taxes
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The new accounting rules on income tax disclosures require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit as separated between domestic and foreign and (3) income tax expense or benefit from continuing operations as separated by federal, state, and foreign. The new accounting rules also require entities to disclose their income tax payments to federal, state and local jurisdictions, and international, among other changes. The new accounting rules will be effective for the Company for the annual periods beginning in 2025 and should be applied on a prospective basis, but retrospective application is permitted. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting the new accounting rules on its consolidated financial statements and related disclosures.
(3)    Assets and Liabilities Held for Sale
Total current assets and current liabilities classified as held for sale in the Condensed Consolidated Balance Sheets consist of the following:

	March 30, 2024	December 30, 2023	April 1, 2023
Total current assets held for sale - U.S. Sheer Hosiery business	$—	$—	$4,986

Total current liabilities held for sale - U.S. Sheer Hosiery business	$—	$—	$4,986
U.S. Sheer Hosiery Business
In the fourth quarter of 2021, the Company reached the decision to divest its U.S. Sheer Hosiery business, including the L’eggs brand, as part of its strategy to streamline its portfolio under its Full Potential transformation plan and determined that this business met held-for-sale accounting criteria. The Company recorded a non-cash charge in the fourth quarter of 2021 against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal. In 2022, the Company recorded a non-cash gain to adjust the valuation allowance primarily resulting from a decrease in carrying value due to changes in working capital. In the quarter ended April 1, 2023, the Company recognized a non-cash gain of $2,139 which was reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations, to further adjust the valuation allowance resulting primarily from a decrease in carrying value due to changes in working capital. The assets and liabilities of the U.S. Sheer Hosiery business were presented as held for sale as of April 1, 2023 in the Condensed Consolidated Balance Sheets and the operations of the U.S. Sheer Hosiery business were reported in “Other” for the quarter ended April 1, 2023 in Note “Business Segment Information”.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company completed the sale of its U.S. Sheer Hosiery business to AllStar Hosiery LLC (“AllStar”), an affiliate of AllStar Marketing Group, LLC, on September 29, 2023 for $3,300 in total proceeds, which included cash of $1,300 and a receivable of $2,000 to be paid by AllStar in 2024. The receivable due from AllStar of $2,000 at March 30, 2024 and December 30, 2023 was included in the “Other current assets” line in the Condensed Consolidated Balance Sheets.
(4)    Revenue Recognition
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Quarters Ended
	March 30, 2024	April 1, 2023
Third-party brick-and-mortar wholesale	$797,869	$985,650
Consumer-directed	358,332	403,760
Total net sales	$1,156,201	$1,389,410
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
(5)    Stockholders’ Equity
Basic loss per share was computed by dividing net loss by the number of weighted average shares of common stock outstanding during the period. Diluted loss per share was calculated to give effect to all potentially issuable dilutive shares of common stock using the treasury stock method.
The weighted average number of shares used in the basic and diluted loss per share calculation is as follows:

	Quarters Ended
	March 30, 2024	April 1, 2023
Basic weighted average shares outstanding	351,576	350,435
Diluted weighted average shares outstanding	351,576	350,435
The following securities were excluded from the diluted weighted average share calculation because their effect would be anti-dilutive:

	Quarters Ended
	March 30, 2024	April 1, 2023
Stock options	250	250
Restricted stock units	3,135	4,329
Employee stock purchase plan and other	3	15
In the quarters ended March 30, 2024 and April 1, 2023, all potentially dilutive securities were excluded from the diluted weighted average share calculation because the Company incurred a net loss for the quarters and their inclusion would be anti-dilutive.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
On February 2, 2022, the Company’s Board of Directors approved a share repurchase program for up to $600,000 of shares to be repurchased in open market transactions or privately negotiated transactions, subject to market conditions, legal requirements and other factors. Unless terminated earlier by the Company’s Board of Directors, the program will expire on December 28, 2024. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which allows the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the Company, the Company’s directors and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. The Company did not repurchase any shares under the program in the quarters ended March 30, 2024 and April 1, 2023. At March 30, 2024, the remaining repurchase authorization under the share repurchase program totaled $575,013. Share repurchases are currently prohibited under the Senior Secured Credit Facility. See Note “Debt” for additional information.
(6)    Inventories
Inventories consisted of the following:

	March 30, 2024	December 30, 2023	April 1, 2023
Raw materials	$56,374	$51,633	$69,969
Work in process	86,552	71,205	102,837
Finished goods	1,276,383	1,245,180	1,796,327
	$1,419,309	$1,368,018	$1,969,133
(7)    Accounts Receivable and Supplier Finance Programs
Sales of Trade Accounts Receivable
The Company has entered into agreements to sell selected trade accounts receivable to financial institutions based on programs sponsored by the Company as well as working capital programs offered by certain of the Company’s customers. As a result of the strong creditworthiness of these customers, the discount taken on most of these programs is less than the marginal borrowing rate on the Company’s variable rate credit facilities. In all agreements, after the sale, the Company does not retain any beneficial interests in the receivables. The applicable financial institution services and collects the accounts receivable directly from the customer for programs offered by the Company’s customers. For programs sponsored by the Company, the Company maintains continued involvement as the servicer to collect the accounts receivable from the customer and remit payment to the financial institutions. Net proceeds of these accounts receivable sale programs are recognized in the Condensed Consolidated Statements of Cash Flows as part of operating cash flows.
During the quarters ended March 30, 2024 and April 1, 2023, the Company sold total trade accounts receivable of $360,314 and $344,577, respectively, related to Company sponsored programs and removed the trade accounts receivable from the Company’s Condensed Consolidated Balance Sheets at the time of sale. As of March 30, 2024, December 30, 2023 and April 1, 2023, $328,925, $297,807 and $248,903, respectively, of the sold trade accounts receivable remain outstanding with the financial institutions as a result of the related servicing obligation. Collections of accounts receivable not yet submitted to the financial institutions are remitted within one week of collection and recognized within the “Accounts payable” line of the Condensed Consolidated Balance Sheets. As these funds are related to the ongoing service agreement and do not serve in a financing capacity, cash flows collected from customers and submitted to the financial institutions are recognized in the Condensed Consolidated Statements of Cash Flows as part of operating activities.
The Company recognized total funding fees of $6,107 and $4,467 during the quarters ended March 30, 2024 and April 1, 2023, respectively, for sales of trade accounts receivable to financial institutions and working capital programs in the “Other expenses” line in the Condensed Consolidated Statements of Operations.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Supplier Finance Program Obligations
The Company reviews supplier terms and conditions on an ongoing basis and has negotiated payment term extensions in recent years in connection with its efforts to effectively manage working capital and improve cash flow. Separate from these payment term extension actions noted above, the Company and certain financial institutions facilitate voluntary supplier finance programs that enable participating suppliers the ability to request payment of their invoices from the financial institutions earlier than the terms stated in Company’s payment policy. The Company is not a party to the arrangements between the suppliers and the financial institutions and its obligations to suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ participation in the supplier finance programs. The Company’s payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. The Company has no economic interest in a supplier’s decision to participate in the supplier finance programs and has no financial impact in connection with the supplier finance programs. Accordingly, obligations under these programs continue to be trade payables and are not indicative of borrowing arrangements. As of March 30, 2024, December 30, 2023 and April 1, 2023, the amounts due to suppliers participating in supplier finance programs totaled $147,002, $148,032 and $254,509, respectively, which are included in the “Accounts Payable” line of the Condensed Consolidated Balance Sheets.
(8)    Debt
Debt consisted of the following:

	Interest Rate as of March 30, 2024	Principal Amount		Maturity Date
		March 30, 2024	December 30, 2023
Senior Secured Credit Facility:
Revolving Loan Facility	—%	$—	$—	November 2026
Term Loan A	7.93%	925,000	937,500	November 2026
Term Loan B	9.08%	891,000	893,250	March 2030
9.000% Senior Notes	9.00%	600,000	600,000	February 2031
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
Accounts Receivable Securitization Facility	7.27%	17,500	6,000	May 2024
		3,333,500	3,336,750
Less long-term debt issuance costs and debt discount		34,331	36,110
Less current maturities		61,750	65,000
		$3,237,419	$3,235,640
As of March 30, 2024 the Company’s primary financing arrangements were the senior secured credit facility (the “Senior Secured Credit Facility”), 9.000% senior notes (the “9.000% Senior Notes”), 4.875% senior notes (the “4.875% Senior Notes”) and the accounts receivable securitization facility (the “ARS Facility”). The outstanding balances at March 30, 2024 and December 30, 2023 are reported in the “Accounts Receivable Securitization Facility”, “Current portion of long-term debt” and “Long-term debt” lines in the Condensed Consolidated Balance Sheets.
Debt Refinancing and Amendments
In February and March of 2023, the Company refinanced its debt structure to provide greater near-term financial flexibility given the uncertainty within the global macroeconomic environment. The refinancing consisted of entering into a new senior secured term loan B facility in an aggregate principal amount of $900,000 due in 2030 (the “Term Loan B”), issuing $600,000 aggregate principal amount of the 9.000% Senior Notes and redeeming the Company’s 4.625% senior notes due in May 2024 (the “4.625% Senior Notes”) and 3.5% senior notes due in June 2024 (the “3.5% Senior Notes”).

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company used the net proceeds from borrowings under the Term Loan B together with the net proceeds from the offering of the 9.000% Senior Notes to redeem all of its outstanding 4.625% Senior Notes and 3.5% Senior Notes and pay the related fees and expenses which resulted in total charges of $8,466 in the quarter ended April 1, 2023. The charges, which are recorded in the “Other expenses” line in the Condensed Consolidated Statements of Operations in the quarter ended April 1, 2023, included a payment of $4,632 for a required make-whole premium related to the redemption of the 3.5% Senior Notes, a non-cash charge of $1,654 for the write-off of unamortized debt issuance costs related to the redemption of the 3.5% Senior Notes and a non-cash charge of $2,180 for the write-off of unamortized debt issuance costs related to the redemption of the 4.625% Senior Notes. The refinancing activities in the quarter ended April 1, 2023 resulted in a debt discount of $9,000 related to the Term Loan B and total capitalized debt issuance costs of $22,417 which included $11,715 related to the Term Loan B and $10,702 related to the 9.000% Senior Notes. The debt discount and debt issuance costs are amortized into interest expense over the respective terms of the debt instruments. The cash payments for the make-whole premium and fees capitalized as debt issuance costs are reported in “Net cash from financing activities” in the Condensed Consolidated Statements of Cash Flows in the quarter ended April 1, 2023.
Additionally, in 2023, the Company amended the credit agreement governing its Senior Secured Credit Facility prior to any potential future covenant violation in order to modify the financial covenants and to provide greater strategic and operating flexibility. The most recent amendment in 2023 effected changes to certain provisions and covenants under the Senior Secured Credit Facility, including changes to certain covenants and provisions that were previously amended in November 2022 and February 2023, during the period beginning with the fiscal quarter ending December 30, 2023 and continuing through the fiscal quarter ending September 27, 2025, or such earlier date as the Company may elect (such period of time, the “Extended Covenant Relief Period”), including: (a) an extension of the original Covenant Relief Period from March 30, 2024 to September 27, 2025; (b) an increase in the maximum leverage ratio to 6.75 to 1.00 for the quarters ending December 30, 2023 and March 30, 2024, 6.63 to 1.00 for the quarters ending June 29, 2024 and September 28, 2024, 6.38 to 1.00 for the quarter ending December 28, 2024, 5.63 to 1.00 for the quarter ending March 29, 2025, 5.25 to 1.00 for the quarter ending June 28, 2025, and 5.00 to 1.00 for the quarter ending September 27, 2025, reverting back to 4.50 to 1.00 for each quarter after the Extended Covenant Relief Period has ended; and (c) a reduction of the minimum interest coverage ratio to 1.63 to 1.00 for the quarters ending December 30, 2023 through September 28, 2024, 1.75 to 1.00 for the quarter ending December 28, 2024, 2.00 to 1.00 for the quarter ending March 29, 2025, 2.25 to 1.00 for the quarter ending June 28, 2025, and 2.50 to 1.00 for the quarter ending September 27, 2025 and each quarter after the Extended Covenant Relief Period has ended. The amendment also included the following additional baskets and restrictions: (a) an additional basket for permitted asset sales of $60,000; (b) suspended the Company’s reinvestment rights with respect to net proceeds in respect of certain asset sales (including the additional asset sale basket described in (a) above) and casualty and condemnation events (requiring the Company to prepay the credit agreement term loan obligations with such net proceeds, subject to step-downs for such prepayment requirement based on the leverage ratio); (c) reduced the cap on the Company’s general lien basket from $165,000 to $85,000 during the Extended Covenant Relief Period; (d) reduced the maximum amount for incremental facilities secured by a lien to $100,000 during the Extended Covenant Relief Period; and (e) suspended the payment of annual dividends during the Extended Covenant Relief Period, which will revert back to the greater of (x) $350,000 and (y) 8.0% of Total Tangible Assets after the Extended Covenant Relief Period has ended. In addition, the amendment increased the applicable interest rate margins and commitment fee rates based on the leverage ratio during the Extended Covenant Relief Period.
Other Debt Related Activity
As of March 30, 2024, the Company had $996,413 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account $3,587 of standby and trade letters of credit issued and outstanding under this facility.
Borrowing availability under the Company’s ARS Facility is subject to a quarterly fluctuating facility limit ranging from $200,000 in the first and second quarters to $225,000 in the third and fourth quarters and permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of March 30, 2024, the quarterly fluctuating facility limit was $200,000, the maximum borrowing capacity was $86,072 and the Company had $68,572 of borrowing availability under the ARS Facility.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company had $37,901 of borrowing capacity under other international credit facilities which had no outstanding borrowings at March 30, 2024. The Company had $49,026 of international letters of credit outstanding at March 30, 2024. Available liquidity for other international credit facilities is reduced for any outstanding international letters of credit. The international letters of credit are not outstanding under any specific credit facility and do not reduce actual borrowing capacity under the specific credit facilities.
As of March 30, 2024, the Company was in compliance with all financial covenants under its credit facilities and other outstanding indebtedness. Under the terms of its Senior Secured Credit Facility, among other financial and non-financial covenants, the Company is required to maintain a minimum interest coverage ratio and a maximum leverage ratio as described above, each of which is defined in the Senior Secured Credit Facility. The method of calculating all the components used in the covenants is included in the Senior Secured Credit Facility.
(9)    Income Taxes
In the quarter ended March 30, 2024, income tax expense was $15,268 resulting in an effective income tax rate of (64.0)% and in the quarter ended April 1, 2023, income tax expense was $18,500 resulting in an effective income tax rate of (116.3)%. The Company's effective tax rates for the quarters ended March 30, 2024 and April 1, 2023 primarily differ from the U.S. statutory rate due to valuation allowances against certain net deferred tax assets. Additionally, the Company had favorable discrete items of $138 for the quarter ended March 30, 2024 and unfavorable discrete items of $7,544 for the quarter ended April 1, 2023.
The Organization for Economic Co-operation and Development (the “OECD”), an international association of 38 countries including the U.S., has proposed changes to numerous long-standing tax principles, including a global minimum tax initiative. On December 12, 2022, the European Union member states agreed to implement the OECD’s Pillar 2 global corporate minimum tax rate of 15% on companies with revenues of at least $790,000, which went into effect in 2024. While there is uncertainty whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which the Company operates have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. The Company does not expect Pillar 2 to have a material impact on its effective tax rate or its consolidated results of operations, financial position and cash flows for 2024. The Company is continuing to monitor the developing laws of Pillar 2 and its potential impact on future periods.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(10)    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at December 30, 2023	$(213,482)	$(5,967)	$(419,835)	$146,973	$(492,311)
Amounts reclassified from accumulated other comprehensive loss	—	(4,639)	3,929	1,032	322
Current-period other comprehensive income (loss) activity	(58,020)	15,774	82	(1,720)	(43,884)
Total other comprehensive income (loss)	(58,020)	11,135	4,011	(688)	(43,562)

Balance at March 30, 2024	$(271,502)	$5,168	$(415,824)	$146,285	$(535,873)

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(228,803)	$8,709	$(437,353)	$145,439	$(512,008)
Amounts reclassified from accumulated other comprehensive loss	—	(4,974)	4,077	1,243	346
Current-period other comprehensive loss activity	(9,056)	(17,611)	(12)	(181)	(26,860)
Total other comprehensive income (loss)	(9,056)	(22,585)	4,065	1,062	(26,514)

Balance at April 1, 2023	$(237,859)	$(13,876)	$(433,288)	$146,501	$(538,522)

(1)Cumulative Translation Adjustment includes translation adjustments and net investment hedges. See Note, “Financial Instruments and Risk Management” for additional disclosures about net investment hedges.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification from AOCI	Amount of Reclassification from AOCI into Net Income (Loss)
		Quarters Ended
		March 30, 2024	April 1, 2023
Gain on forward foreign exchange contracts designated as cash flow hedges	Cost of sales	$2,543	$3,410
	Income tax	(794)	(1,123)
	Net of tax	1,749	2,287

Gain on interest rate contracts designated as cash flow hedges	Interest expense, net	2,096	10
	Income tax	—	—
	Net of tax	2,096	10

Gain on cross-currency swap contracts designated as cash flow hedges	Selling, general and administrative expenses	—	973
	Interest expense, net	—	581
	Income tax	—	—
	Net of tax	—	1,554

Amortization of deferred actuarial loss and prior service cost	Other expenses	(3,929)	(4,077)
	Income tax	(238)	(120)
	Net of tax	(4,167)	(4,197)

Total reclassifications		$(322)	$(346)
(11)    Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts and has used cross-currency swap contracts to manage its exposures to movements in foreign exchange rates primarily related to the Australian dollar, Euro, Japanese Yen, Mexican peso and Canadian dollar and uses interest rate contracts to manage its exposures to movements in interest rates. The Company has also used a combination of cross-currency swap contracts and long-term debt to manage its exposure to foreign currency risk associated with the Company’s net investment in its European subsidiaries.

	Hedge Type	March 30, 2024	December 30, 2023
U.S. dollar equivalent notional amount of derivative instruments:
Forward foreign exchange contracts	Cash Flow and Mark to Market	$272,313	$308,760
Interest rate contracts	Cash Flow	$900,000	$900,000

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Fair Values of Derivative Instruments
The fair values of derivative instruments related to forward foreign exchange contracts and interest rate contracts recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		March 30, 2024	December 30, 2023
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	$2,354	$57
Interest rate contracts	Other current assets	23	23
Forward foreign exchange contracts	Other noncurrent assets	117	—
Interest rate contracts	Other noncurrent assets	2,250	—
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	2,789	142
Total derivative assets		7,533	222

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(454)	(2,508)
Forward foreign exchange contracts	Other noncurrent liabilities	(3)	(290)
Interest rate contracts	Other noncurrent liabilities	—	(5,929)
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(555)	(2,784)
Total derivative liabilities		(1,012)	(11,511)

Net derivative asset (liability)		$6,521	$(11,289)
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
On April 1, 2021, in connection with a reduction in the amount of the 3.5% Senior Notes designated in the European net investment hedge discussed below, the Company entered into three pay-fixed rate, receive-fixed rate cross-currency swap contracts with a total notional amount of €300,000. The Company designated these cross-currency swap contracts to hedge the undesignated portion of the foreign currency cash flow exposure related to the Company’s 3.5% Senior Notes. These cross-currency swap contracts swapped Euro-denominated interest payments for U.S. dollar-denominated interest payments, thereby economically converting €300,000 of the Company’s €500,000 fixed-rate 3.5% Senior Notes to a fixed-rate 4.7945% USD-denominated obligation. In February 2023, in connection with the redemption of the 3.5% Senior Notes, the Company unwound these cross-currency swap contracts, which had an original maturity date of June 15, 2024. The Company paid $30,935 to settle the cross-currency swap contracts, which was reported in “Net cash from operating activities” in the Condensed Consolidated Statements of Cash Flows in the quarter ended April 1, 2023. The remaining gain in AOCI of $1,254 was released into earnings at the time of settlement and is recorded in the “Interest expense, net” line in the Condensed Consolidated Statements of Operations in the quarter ended April 1, 2023. The Company had no cross-currency swap contracts designated as cash flow hedges as of March 30, 2024 or December 30, 2023.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately $10,846. The Company is hedging exposure to the variability in future foreign currency-denominated cash flows for forecasted transactions over the next 14 months and the variability in future interest payments on debt over the next 24 months.
The effect of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
	Quarters Ended
	March 30, 2024	April 1, 2023
Forward foreign exchange contracts	$5,499	$(72)
Interest rate contracts	10,275	(14,674)
Cross-currency swap contracts	—	(2,865)
Total	$15,774	$(17,611)

	Location of Gain (Loss) Reclassified from AOCI	Amount of Gain (Loss) Reclassified from AOCI into Net Income (Loss)
		Quarters Ended
		March 30, 2024	April 1, 2023
Forward foreign exchange contracts(1)	Cost of sales	$2,543	$3,410
Interest rate contracts	Interest expense, net	2,096	10
Cross-currency swap contracts(1)	Selling, general and administrative expenses	—	973
Cross-currency swap contracts(1)	Interest expense, net	—	581
Total		$4,639	$4,974

(1)The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value.
The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded:

	Quarters Ended
	March 30, 2024	April 1, 2023
Cost of sales	$695,274	$939,717
Selling, general and administrative expenses	$408,821	$392,374
Interest expense, net	$66,689	$58,452
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
In July 2019, the Company also designated the full amount of its 3.5% Senior Notes with a carrying value of €500,000, which was a nonderivative financial instrument, as a hedge of a portion of the beginning balance of the Company’s European net investment. As of April 1, 2021, the Company reduced the amount of its 3.5% Senior Notes designated in the European net investment hedge from €500,000 to €200,000. In February 2023, in connection with the redemption of the 3.5% Senior Notes, the Company de-designated the remainder of the 3.5% Senior Notes in the European net investment hedge and unwound these cross-currency swap contracts. The Company received $18,942 to settle the cross-currency swap contracts, which was reported in “Net cash from investing activities” in the Condensed Consolidated Statements of Cash Flows in the quarter ended April 1, 2023. There was a cumulative gain of $5,525 from the designated portion of the 3.5% Senior Notes and a cumulative gain of $19,001 from the cross-currency swap contracts that will remain in cumulative translation adjustment, a component of AOCI, until the net investment in the Company’s EUR-functional subsidiaries is sold, liquidated, or substantially liquidated. The Company had no derivative or nonderivative financial instruments designated as net investment hedges as of March 30, 2024 or December 30, 2023.
The amount of after-tax gains (losses) included in AOCI in the Condensed Consolidated Balance Sheets related to derivative instruments and nonderivative financial instruments designated as net investment hedges are as follows:

	Amount of Gain (Loss) Recognized in AOCI
	Quarters Ended
	March 30, 2024	April 1, 2023
Euro-denominated long-term debt	$—	$(469)
Cross-currency swap contracts	—	531
Total	$—	$62
The effect of derivative instruments designated as net investment hedges on the Condensed Consolidated Statements of Operations are as follows:

	Location of Gain (Loss) Reclassified from AOCI	Amount of Gain (Loss) Reclassified from AOCI into Net Income (Loss)
		Quarters Ended
		March 30, 2024	April 1, 2023
Cross-currency swap contracts (amounts excluded from effectiveness testing)	Interest expense, net	$—	$960
The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of net investment hedges are recorded:

	Quarters Ended
	March 30, 2024	April 1, 2023
Interest expense, net (amounts excluded from effectiveness testing)	$66,689	$58,452
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The effect of derivative instruments not designated as hedges on the Condensed Consolidated Statements of Operations is as follows:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Net Income (Loss)
		Quarters Ended
		March 30, 2024	April 1, 2023
Forward foreign exchange contracts	Cost of sales	$4,021	$(2,260)
Forward foreign exchange contracts	Selling, general and administrative expenses	—	848
Total		$4,021	$(1,412)
(12)    Fair Value of Assets and Liabilities
As of March 30, 2024 and December 30, 2023, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to forward foreign exchange derivative contracts, interest rate derivative contracts and deferred compensation plan liabilities. The fair values of forward foreign exchange derivative contracts are determined using the cash flows of the forward contracts, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair values of interest rate derivative contracts are determined using the cash flows of the contracts, discount rates to account for the passage of time, current interest rate market data and credit risk, which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plan liabilities is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value or disclosed on a quarterly recurring basis.
There were no changes during the quarter ended March 30, 2024 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of and during the quarter ended March 30, 2024, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis or non-recurring basis.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of March 30, 2024
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$5,260	$—	$5,260	$—
Interest rate contracts - assets	2,273	—	2,273	—
Forward foreign exchange contracts - liabilities	(1,012)	—	(1,012)	—
Total derivative contracts	6,521	—	6,521	—
Deferred compensation plan liability	(12,167)	—	(12,167)	—
Total	$(5,646)	$—	$(5,646)	$—

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Assets (Liabilities) at Fair Value as of December 30, 2023
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$199	$—	$199	$—
Interest rate contracts - assets	23	—	23	—
Forward foreign exchange contracts - liabilities	(5,582)	—	(5,582)	—
Interest rate contracts - liabilities	(5,929)	—	(5,929)	—
Total derivative contracts	(11,289)	—	(11,289)	—
Deferred compensation plan liability	(16,001)	—	(16,001)	—
Total	$(27,290)	$—	$(27,290)	$—
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximated fair value as of March 30, 2024 and December 30, 2023. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $43,211 and $50,174 as of March 30, 2024 and December 30, 2023, respectively. The fair value of debt, which is classified as a Level 2 liability, was $3,314,816 and $3,259,299 as of March 30, 2024 and December 30, 2023, respectively. Debt had a carrying value of $3,333,500 and $3,336,750 as of March 30, 2024 and December 30, 2023, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions.
(13)    Business Segment Information
The Company’s operations are managed and reported in three operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear and International. These segments are organized principally by product category and geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. Other consists of the Company’s U.S.-based outlet stores, U.S. Sheer Hosiery business which was sold on September 29, 2023 and certain sales from its supply chain to the European Innerwear business which was sold on March 5, 2022. See Note “Assets and Liabilities Held for Sale” for additional information regarding the U.S. Sheer Hosiery business.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses, restructuring and other action-related charges and amortization of intangibles. The accounting policies of the segments are consistent with those described in Note “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 30, 2023.

	Quarters Ended
	March 30, 2024	April 1, 2023
Net sales:
Innerwear	$506,843	$553,067
Activewear	217,749	314,945
International	406,031	462,857
Other	25,578	58,541
Total net sales	$1,156,201	$1,389,410

	Quarters Ended
	March 30, 2024	April 1, 2023
Segment operating profit:
Innerwear	$111,052	$72,608
Activewear	1,109	9,974
International	49,882	51,349
Other	(9,577)	(4,874)
Total segment operating profit	152,466	129,057
Items not included in segment operating profit:
General corporate expenses	(61,237)	(58,626)
Restructuring and other action-related charges	(31,721)	(6,121)
Amortization of intangibles	(7,402)	(6,991)
Total operating profit	52,106	57,319
Other expenses	(9,271)	(14,771)
Interest expense, net	(66,689)	(58,452)
Loss before income taxes	$(23,854)	$(15,904)
The Company incurred restructuring and other action-related charges that were reported in the following lines in the Condensed Consolidated Statements of Operations:

	Quarters Ended
	March 30, 2024	April 1, 2023
Cost of sales	$506	$4,523
Selling, general and administrative expenses	31,215	1,598
Total included in operating profit	31,721	6,121
Other expenses	—	8,350
Interest expense, net	—	(1,254)
Total included in loss before income taxes	31,721	13,217
Income tax expense	—	—
Total restructuring and other action-related charges	$31,721	$13,217

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The components of restructuring and other action-related charges were as follows:

	Quarters Ended
	March 30, 2024	April 1, 2023
Global Champion performance plan	$16,752	$—
Full Potential transformation plan:
Headcount actions and related severance	12,187	(1,091)
Supply chain segmentation	2,107	4,523
Professional services	490	40
Technology	181	3,684
Gain on classification of assets held for sale	—	(2,139)
Other	4	1,104
Total Full Potential transformation plan	14,969	6,121
Total included in operating profit	31,721	6,121
Loss on extinguishment of debt included in other expenses	—	8,466
Gain on final settlement of cross currency swap contracts included in other expenses	—	(116)
Gain on final settlement of cross currency swap contracts included in interest expense, net	—	(1,254)
Total included in loss before income taxes	31,721	13,217
Tax effect on actions	—	—
Total restructuring and other action-related charges	$31,721	$13,217
In the quarter ended March 30, 2024, restructuring and other action-related charges within operating profit included $16,752 associated with the Company’s global Champion performance plan. The global Champion performance plan includes actions and related charges regarding the Company’s accelerated and enhanced strategic initiatives to further streamline the operations and position the brand for long term profitable growth and the evaluation of strategic alternatives for the global Champion business. The charges in the quarter ended March 30, 2024 included $16,449 primarily related to professional fees along with severance and other costs, which are reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations and $303 related to supply chain charges, which are reflected in the “Cost of Sales” line in the Condensed Consolidated Statements of Operations.
Restructuring and other action-related charges within operating profit also included $14,969 and $6,121 of charges related to the Company’s Full Potential transformation plan in the quarters ended March 30, 2024 and April 1, 2023, respectively. Full Potential transformation plan charges in the quarter ended March 30, 2024 included $12,187 related to headcount actions and related severance resulting from operating model initiatives and $1,940 related to supply chain segmentation charges to align the Company’s distribution network with its Full Potential transformation plan initiatives, which are reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations. Full potential transformation plan charges in the quarters ended March 30, 2024 and April 1, 2023 also included charges of $167 and $4,523, respectively, which are reflected in the “Cost of Sales” line in the Condensed Consolidated Statements of Operations, related to supply chain segmentation charges to restructure and position the Company’s manufacturing network to align with its Full potential transformation plan demand trends. Full Potential transformation plan charges in the quarter ended April 1, 2023 included a non-cash gain of $2,139, which are reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations, to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting primarily from changes in carrying value due to changes in working capital. See Note “Assets and Liabilities Held for Sale” for additional information regarding the U.S. Sheer Hosiery business.
The remaining Full Potential transformation plan restructuring and other action-related charges within operating profit include technology charges which relate to the implementation of the Company’s technology modernization initiative including the implementation of a global enterprise resource planning platform and charges for professional services primarily including consulting and advisory services related to the Full Potential transformation plan.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
In the quarter ended April 1, 2023, the Company recorded a charge of $8,466 in restructuring and other action-related charges related to the redemption of its 4.625% Senior Notes and 3.5% Senior Notes. The charge, which is recorded in the “Other expenses” line in the Condensed Consolidated Statements of Operations, included a payment of $4,632 for a required make-whole premium related to the redemption of the 3.5% Senior Notes and a non-cash charge of $3,834 for the write-off of unamortized debt issuance costs related to the redemption of the 4.625% Senior Notes and the 3.5% Senior Notes. See Note “Debt” for additional information. Additionally, in the quarter ended April 1, 2023, in connection with the redemption of the 3.5% Senior Notes, the Company unwound the related cross-currency swap contracts previously designated as cash flow hedges and the remaining gain in AOCI of $1,254 was released into earnings at the time of settlement which is recorded in the “Interest expense, net” line in the Condensed Consolidated Statements of Operations. See Note “Financial Instruments” for additional information.
At December 30, 2023, the Company had an accrual of $10,890 for expected benefit payments related to actions taken in prior years. During the quarter ended March 30, 2024, the Company approved actions related to the Company’s global Champion performance plan and actions to align the Company’s workforce and manufacturing and distribution network with its Full Potential transformation plan initiatives resulting in charges of $12,675 for employee termination and other benefits for employees affected by the actions. These charges are included in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations and are reflected in the “Global Champion performance plan” and the “Headcount actions and related severance” lines in the restructuring and other action-related charges table above. During the quarter ended March 30, 2024, the Company made benefit payments and other adjustments of $7,335, resulting in an ending accrual of $16,230 which is included in the “Accrued liabilities” line of the Condensed Consolidated Balance Sheets at March 30, 2024.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated interim financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 30, 2023, which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for the full year or future periods, and our actual results may differ materially from those expressed in or implied by the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those listed under Part I, Item 1A. “Risk Factors” and included elsewhere in our Annual Report on Form 10-K for the year ended December 30, 2023. In particular, among others, statements with respect to trends associated with our business, our multi-year growth strategy (“Full Potential transformation plan”), our global Champion performance plan, our strategic review process for Champion, future intangible assets or goodwill impairment due to changes in our business, our expectations regarding liquidity and our ability to maintain compliance with the covenants in our Senior Secured Credit Facility (as defined below) and our future financial performance included in this MD&A include forward-looking statements.
Overview
Hanesbrands Inc. (collectively with its subsidiaries, “we,” “us,” “our,” or the “Company”) is a socially responsible global leader in branded everyday apparel in the Americas, Australia, Europe and Asia under some of the world’s strongest apparel brands, including Hanes, Champion, Bonds, Bali, Maidenform, Bras N Things, Playtex, Wonderbra, Gear for Sports, Berlei, Comfortwash, Alternative and JMS/Just My Size. We design, manufacture, source and sell a broad range of innerwear apparel, such as T-shirts, bras, panties, shapewear, underwear and socks, as well as activewear products that are manufactured or sourced in our low-cost global supply chain. Our products are broadly distributed and available to consumers where, when and how they want to shop, including in mass merchants, mid-tier and department stores, specialty stores, company-owned retail stores, as well as e-commerce sites, both retailer and company-owned websites. Our portfolio of leading brands is designed to address the needs and wants of various consumer segments across a broad range of basic apparel products and our brands have strong consumer positioning that helps distinguish them from competitors.
Our Segments
Our operations are managed and reported in three operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear and International. These segments are organized principally by product category and geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. Other consists of our U.S.-based outlet stores, U.S. Sheer Hosiery business which was sold on September 29, 2023 and certain sales from our supply chain to the European Innerwear business which was sold on March 5, 2022. See Note “Assets and Liabilities Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the U.S. Sheer Hosiery business.
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
Over the last three years, we have experienced several unanticipated challenges, including significant cost inflation, market disruption and consumer-demand headwinds. Despite the challenging global operating environment, we have been able to balance the near-term management of the business with making the long-term investments necessary to execute our strategy and transform the Company. During this time, we have made meaningful progress on several of our strategic initiatives. We have pivoted our U.S. Innerwear business back to gaining market share, which has been driven by the launch of new innovation, increased marketing investments in our brands and improved on-shelf product availability. We have simplified our portfolio by selling our European Innerwear and U.S. Sheer Hosiery businesses. We have also simplified our business by improving inventory management capabilities, including SKU reduction and disciplined lifecycle management, as well as globalizing our innerwear design and innovation processes. We have segmented our supply chain, which has reduced lead times, improved efficiencies and reduced costs. We have also increased investments in brand marketing, technology, digital tools and talent. We remain highly confident that our strong brand portfolio, world-class supply chain and diverse category and geographic footprint will help us deliver long-term growth and create stockholder value over time.
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
As previously disclosed, we completed the sale of our U.S. Sheer Hosiery business on September 29, 2023. The related assets and liabilities of our U.S. Sheer Hosiery business were presented as held for sale in the Condensed Consolidated Balance Sheets at April 1, 2023. The operations of our U.S. Sheer Hosiery business were reported in “Other” for the first quarter of 2023 in Note “Business Segment Information” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q. See Note “Assets and Liabilities Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
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
Impact of the Macroeconomic Pressures on Our Business
The global macroeconomic pressures continue to impact our business operations and financial results, as described in more detail under “Condensed Consolidated Results of Operations - First Quarter Ended March 30, 2024 Compared with First Quarter Ended April 1, 2023” below, primarily through consumer-demand headwinds and increased interest rates which has pressured sales and resulted in higher operating and financing costs causing pressure on net operating results. Despite the challenging global operating environment, we have been able to balance near term management of the business with implementing changes to execute our strategy to transform the Company. We have simplified the business by improving inventory management capabilities through continued SKU discipline and lifecycle management. Gross and operating margin pressures began to ease in the second half of 2023 and continued in 2024 as lower cost inventory was sold and we benefited from various cost savings initiatives. The future impact of the global macroeconomic pressures, including consumer demand headwinds and higher interest rates, remain highly uncertain, and our business and results of operations, including our net revenues, earnings and cash flows, could continue to be adversely impacted. See the related risk factors under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2023.
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
Key Financial Results from the First Quarter Ended March 30, 2024
Key financial results are as follows:
•Total net sales in the first quarter of 2024 were $1.16 billion, compared with $1.39 billion in the same period of 2023, representing a 17% decrease.
•Operating profit decreased 9% to $52 million in the first quarter of 2024, compared with $57 million in the same period of 2023. As a percentage of sales, operating profit was 4.5% in the first quarter of 2024, representing an increase from 4.1% in the same period of 2023.
•Diluted loss per share was $(0.11) in the first quarter of 2024 compared with diluted loss per share of $(0.10) in the same period of 2023.

Condensed Consolidated Results of Operations — First Quarter Ended March 30, 2024 Compared with First Quarter Ended April 1, 2023

	Quarters Ended
	March 30, 2024	April 1, 2023	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,156,201	$1,389,410	$(233,209)	(16.8)%
Cost of sales	695,274	939,717	(244,443)	(26.0)
Gross profit	460,927	449,693	11,234	2.5
Selling, general and administrative expenses	408,821	392,374	16,447	4.2
Operating profit	52,106	57,319	(5,213)	(9.1)
Other expenses	9,271	14,771	(5,500)	(37.2)
Interest expense, net	66,689	58,452	8,237	14.1
Loss before income taxes	(23,854)	(15,904)	(7,950)	50.0
Income tax expense	15,268	18,500	(3,232)	(17.5)
Net loss	$(39,122)	$(34,404)	$(4,718)	13.7%
Net Sales
Net sales decreased 17% during the first quarter of 2024 compared to the first quarter of 2023 primarily due to the continued macro-driven slowdown impacting consumer spending across segments, expected discrete items impacting the Activewear segment, the divestiture of the U.S. Sheer Hosiery business in prior year and the unfavorable impact from foreign currency exchange rates in our International business of approximately $15 million.
Operating Profit
Operating profit as a percentage of net sales was 4.5% during the first quarter of 2024, representing an increase from 4.1% in the first quarter of 2023. The operating margin increase resulted from approximately 565 net basis points from the reduction in commodity and ocean freight costs, approximately 95 basis points of favorable business mix and approximately 80 basis points of net cost reduction actions and efficiencies within our supply chain partially offset by 270 basis points due to the deleverage of selling, general and administrative expenses resulting from the decline in sales volume and approximately 185 basis points of increased advertising and promotion expense. Included in operating profit were restructuring and other action-related charges of $32 million in the first quarter of 2024 related to our global Champion performance plan and our Full Potential transformation plan and $6 million in the first quarter of 2023 related to our Full Potential transformation plan, which resulted in a decline in operating margin of approximately 230 basis points.
Other Highlights
Other Expenses – Other expenses decreased $6 million in the first quarter of 2024 compared to the first quarter of 2023 primarily due to recording charges of nearly $9 million as a result of the redemption of our 4.625% Senior Notes and our 3.5% Senior Notes in the first quarter of 2023. The charges included a payment of $5 million for a required make-whole premium related to the redemption of the 3.5% Senior Notes and non-cash charges of $4 million for the write-off of unamortized debt issuance costs. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information. This decrease in other expenses was partially offset by higher funding fees for sales of accounts receivable to financial institutions and higher pension expense in the first quarter of 2024.
Interest Expense – Interest expense was higher by $8 million in the first quarter of 2024 compared to the first quarter of 2023 primarily due to a higher weighted average interest rate on our borrowings during the first quarter of 2024. Additionally, in conjunction with the redemption of the 3.5% Senior Notes described in “Other Expenses” above, we unwound the related cross-currency swap contracts previously designated as cash flow hedges and the remaining gain in accumulated other comprehensive loss of $1 million was released into earnings at the time of settlement which partially offset interest expense in the first quarter of 2023. See Note “Financial Instruments and Risk Management” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information. Our weighted average interest rate on our outstanding debt was 7.66% for the first quarter of 2024 compared to 5.78% for the first quarter of 2023.
Income Tax Expense – In the first quarter of 2024, income tax expense was $15 million, resulting in an effective income tax rate of (64.0)% and in the first quarter of 2023, income tax expense was $19 million, resulting in an effective income tax rate of (116.3)%. Our effective tax rates for the first quarters of 2024 and 2023 primarily differ from the U.S. statutory rate due to valuation allowances against certain net deferred tax assets. Additionally, we had minimal favorable discrete items in the first quarter of 2024 and unfavorable discrete items of approximately $8 million in the first quarter of 2023.

Operating Results by Business Segment — First Quarter Ended March 30, 2024 Compared with First Quarter Ended April 1, 2023

	Net Sales
	Quarters Ended
	March 30, 2024	April 1, 2023	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$506,843	$553,067	$(46,224)	(8.4)%
Activewear	217,749	314,945	(97,196)	(30.9)
International	406,031	462,857	(56,826)	(12.3)
Other	25,578	58,541	(32,963)	(56.3)
Total	$1,156,201	$1,389,410	$(233,209)	(16.8)%

	Operating Profit and Margin
	Quarters Ended
	March 30, 2024		April 1, 2023		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$111,052	21.9%	$72,608	13.1%	$38,444	52.9%
Activewear	1,109	0.5	9,974	3.2	(8,865)	(88.9)
International	49,882	12.3	51,349	11.1	(1,467)	(2.9)
Other	(9,577)	(37.4)	(4,874)	(8.3)	(4,703)	96.5
Corporate	(100,360)	NM	(71,738)	NM	(28,622)	39.9
Total	$52,106	4.5%	$57,319	4.1%	$(5,213)	(9.1)%
Innerwear
Innerwear net sales decreased 8% compared to the first quarter of 2023 primarily due to higher than anticipated level of inventory management actions by select retailers and consumer-demand headwinds resulting from macroeconomic pressures.
Innerwear operating margin was 21.9%, an increase from 13.1% in the first quarter of 2023. The operating margin increase primarily resulted from approximately 945 basis points from the reduction in commodity and ocean freight costs partially offset by approximately 280 basis points of increased advertising and promotion expense.
Activewear
Activewear net sales decreased 31% compared to the first quarter of 2023 driven in part by the planned strategic shift of the Champion kids’ business to a license model in Q1 of 2024, unseasonably strong collegiate sales performance in the first quarter of 2023 and accelerated orders in the first quarter of 2023 ahead of the implementation of a global enterprise resource planning platform. The remainder of the decline was driven by the continued challenging activewear apparel market dynamics, including soft consumer demand and cautious ordering from retailers, as well as the near term impact from continued strategic actions taken to strengthen the Champion brand and position it for long-term profitable growth, including a more disciplined product and channel segmentation approach a shift in mix, and assortment changes.
Activewear operating margin was 0.5%, a decrease from 3.2% in the first quarter of 2023. The operating margin decline primarily resulted from approximately 350 basis points due to the deleverage of selling, general and administrative expenses resulting from the decline in sales volume and approximately 230 basis points of increased advertising and promotion expense partially offset by approximately 415 net basis points from the reduction in commodity and ocean freight costs.
International
Net sales in the International segment decreased 12% compared to the first quarter of 2023 due to macroeconomic pressures impacting consumer sentiment in Australia and Europe and unfavorable foreign currency exchange rates partially offset by growth in Latin America, Japan and China. The unfavorable impact of foreign currency exchange rates decreased net sales approximately $15 million in the first quarter of 2024. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, decreased 9%. The impact of foreign currency exchange rates is calculated by applying prior period exchange rates to the current year financial results. We believe constant-currency information is useful to management and investors to facilitate comparison of operating results and better identify trends in our businesses.

International operating margin was 12.3%, an increase from 11.1% in the first quarter of 2023. The operating margin improvement primarily resulted from approximately 170 basis points from the reduction in commodity and ocean freight costs, approximately 60 basis points of favorable business mix and approximately 30 basis points of net cost reduction actions and efficiencies within our supply chain partially offset by approximately 190 basis points due to the deleverage of selling, general and administrative expenses resulting from the decline in sales volume.
Other
Other net sales decreased primarily as a result of decreased hosiery sales as we completed the sale of our U.S. Sheer Hosiery business on September 29, 2023 and decreased sales at our retail outlets as a result of softer consumer demand in the first quarter of 2024 compared to the first quarter of 2023. Operating margin decreased primarily due to the deleverage of selling, general and administrative expenses due to the decline in sales volume.
Corporate
Corporate expenses included in operating profit were higher in the first quarter of 2024 compared to the first quarter of 2023 primarily due to higher restructuring and other action-related charges.
In the first quarter of 2024, restructuring and other action-related charges within operating profit included $17 million of charges, primarily related to professional fees along with severance and other costs, associated with our global Champion performance plan.
Restructuring and other action-related charges within operating profit in the first quarters of 2024 and 2023 also included $15 million and $6 million, respectively, of charges related to our Full Potential transformation plan. Full Potential transformation plan charges in the first quarter of 2024 included $12 million related to headcount actions and related severance resulting from operating model initiatives. Full potential transformation plan charges in the first quarters of 2024 and 2023 also included charges of $2 million and $5 million, respectively, related to supply chain segmentation charges to restructure and position our distribution and manufacturing network to align with our Full potential transformation plan. Full Potential transformation plan charges in the first quarter of 2023 included a non-cash gain of $2 million to adjust the valuation allowance related to our U.S. Sheer Hosiery business resulting primarily from changes in carrying value due to changes in working capital. The remaining Full Potential transformation plan restructuring and other action-related charges within operating profit include technology charges which relate to the implementation of our technology modernization initiative including the implementation of a global enterprise resource planning platform and charges for professional services primarily including consulting and advisory services related to our Full Potential transformation plan.
The components of restructuring and other action-related charges were as follows:

	Quarters Ended
	March 30, 2024	April 1, 2023
	(dollars in thousands)
Restructuring and other action-related charges:
Global Champion performance plan	$16,752	$—
Full Potential transformation plan:
Headcount actions and related severance	12,187	(1,091)
Supply chain segmentation	2,107	4,523
Professional services	490	40
Technology	181	3,684
Gain on classification of assets held for sale	—	(2,139)
Other	4	1,104
Total Full Potential transformation plan	14,969	6,121
Total included in operating profit	31,721	6,121
Loss on extinguishment of debt included in other expenses	—	8,466
Gain on final settlement of cross currency swap contracts included in other expenses	—	(116)
Gain on final settlement of cross currency swap contracts included in interest expense, net	—	(1,254)
Total included in loss before income taxes	31,721	13,217
Tax effect on actions	—	—
Total restructuring and other action-related charges	$31,721	$13,217

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
Our primary financing arrangements are our senior secured credit facility (the “Senior Secured Credit Facility"), our 9.000% senior notes due in 2031 (the “9.000% Senior Notes”), our 4.875% senior notes due in 2026 (the “4.875% Senior Notes”) and our accounts receivable securitization facility due in 2024 (the “ARS Facility”). The Senior Secured Credit Facility consists of a $1 billion revolving loan facility due in 2026 (the “Revolving Loan Facility”), a senior secured term loan A facility due in 2026 (the “Term Loan A”), and a senior secured term loan B facility due in 2030 (the “Term Loan B”).
Our primary sources of liquidity are cash generated from global operations and cash available under our Revolving Loan Facility, our ARS Facility and our other international credit facilities.
We had the following borrowing capacity and available liquidity under our credit facilities as of March 30, 2024:

	As of March 30, 2024
	Borrowing Capacity	Available Liquidity
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility(1)	$1,000,000	$996,413
Accounts Receivable Securitization Facility(2)	86,072	68,572
Other international credit facilities(3)	37,901	(11,125)
Total liquidity from credit facilities	$1,123,973	$1,053,860
Cash and cash equivalents		191,216
Total liquidity		$1,245,076

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
•Our Board of Directors eliminated our quarterly cash dividend as we shifted our capital allocation strategy in January 2023 to pay down debt to bring our leverage back to a range that is no greater than two to three times on a net debt-to-adjusted EBITDA basis. The declaration of any future dividends and, if declared, the amount of any such dividends, will be subject to our actual future earnings, capital requirements, regulatory restrictions, debt covenants, other contractual restrictions and to the discretion of our Board of Directors.
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
•We made required cash contributions of approximately $3 million to our U.S. pension plans in the quarter ended March 30, 2024 and expect to make additional required cash contributions of approximately $7 million to our U.S. pension plans for total required cash contributions of $10 million in 2024 based on the preliminary calculation by our actuary. We may also elect to make additional voluntary contributions.
•We may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could impact our effective income tax rate. We have not changed our reinvestment strategy from the prior year with regards to our unremitted foreign earnings and intend to remit foreign earnings totaling $802 million.
Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the quarters ended March 30, 2024 and April 1, 2023 was derived from our condensed consolidated interim financial statements.

	Quarters Ended
	March 30, 2024	April 1, 2023
	(dollars in thousands)
Operating activities	$26,171	$44,537
Investing activities	(20,229)	(5,300)
Financing activities	(7,459)	(64,180)
Effect of changes in foreign exchange rates on cash	(12,768)	(261)
Change in cash and cash equivalents	(14,285)	(25,204)
Cash and cash equivalents at beginning of year	205,501	238,413
Cash and cash equivalents at end of period	$191,216	$213,209
Operating Activities
Our overall liquidity has historically been driven by our cash flow provided by operating activities, which is dependent on net operating results and changes in our working capital. While we typically use cash in the first quarter due to normal inventory seasonal builds, we generated cash provided by operating activities in the first quarter of 2024 and the first quarter of 2023 primarily from working capital management.
Investing Activities
The increase in net cash used by investing activities in the first quarter of 2024 compared to the same period of 2023 was primarily the result of the final settlement of the cross currency swap contracts previously designated as net investment hedges in connection with the redemption of 3.5% Senior Notes which resulted in a $19 million cash inflow in the first quarter of 2023 partially offset by the decreased capital investments in the first quarter of 2024.
Financing Activities
Net cash used by financing activities of $7 million in the first quarter of 2024 primarily resulted from total scheduled repayments on the Term Loan A and the Term Loan B of $15 million partially offset by net borrowings on our ARS Facility. Net cash used by financing activities of $64 million in the first quarter of 2023 primarily resulted from net repayments of $35 million on our debt facilities and payments of $27 million to refinance our debt structure to provide greater near-term financial flexibility given the uncertainty within the macroeconomic environment, which included a required make-whole premium of $5 million and total capitalized debt issuance costs of $22 million. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.

Financing Arrangements
We believe our financing structure provides a secure base to support our operations and key business strategies. As of March 30, 2024, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness. Under the terms of the Senior Secured Credit Facility, among other financial and non-financial covenants, we are required to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio, each of which is defined in the Senior Secured Credit Facility. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility.
We expect to maintain compliance with our covenants, as amended, for at least 12 months from the issuance of these financial statements based on our current expectations and forecasts, however economic conditions or the occurrence of events discussed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2023 or other SEC filings could cause noncompliance. If economic conditions worsen or our earnings do not recover as currently estimated by management, this could impact our ability to maintain compliance with our amended financial covenants and require us to seek additional amendments to the Senior Secured Credit Facility. If we are not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, our lenders could require us to repay our outstanding debt. In that situation, we may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
For further details regarding our liquidity from our available cash balances and credit facilities see “Cash Requirements and Trends and Uncertainties Affecting Liquidity” above.
Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to report our operating results and financial condition in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note “Summary of Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2023.
The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 30, 2023. There have been no material changes in these policies from those described in our Annual Report on Form 10-K for the year ended December 30, 2023.
Recently Issued Accounting Pronouncements
For a summary of recently issued accounting pronouncements, see Note “Recent Accounting Pronouncements” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in our market risk exposures from those described in Item 7A of our Annual Report on Form 10-K for the year ended December 30, 2023.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2024.

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
We are named in a putative class action in connection with the previously disclosed ransomware incident, entitled Toussaint et al. v. HanesBrands,[sic] Inc. This lawsuit was filed on April 27, 2023 and is pending in the United States District Court for the Middle District of North Carolina, and follows the consolidation of two previously pending lawsuits, entitled Roman v. Hanes Brands,[sic] Inc., filed October 7, 2022, and Toussaint v. HanesBrands,[sic] Inc., filed October 14, 2022. The lawsuit alleges, among other things, negligence, negligence per se, breach of implied contract, invasion of privacy, unjust enrichment, breach of implied covenant of good faith and fair dealing and unfair business practices under the California Business and Professions Code. The pending lawsuit seeks, among other things, monetary and injunctive relief. On April 2, 2024, the plaintiffs filed a motion for preliminary approval of a class action settlement. If approved by the Court, the settlement generally provides for class members to claim reimbursement for documented out-of-pocket losses related to the ransomware incident (limited to an aggregate cap of $100,000), as well as a choice of one of the following three forms of additional relief (with no aggregate cap): (1) two years of credit and identity monitoring services; (2) a one-time use credit for purchase of products on the www.hanes.com website; or (3) a cash payment. We have also agreed to undertake certain injunctive relief, and to pay an agreed upon amount of attorneys’ fees, costs, and service awards to the plaintiffs, if approved by the Court. The Court has not yet set a hearing date for the motion. We do not expect this settlement, if approved, to have a material adverse effect on our consolidated financial position or results of operations. We currently anticipate the cost of the proposed settlement to be between $1 million and $2 million.
We are also subject to various claims and legal actions that occur from time to time in the ordinary course of our business. However, we are not party to any pending legal proceedings that we believe could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors
The risk factors that affect our business and financial results are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 30, 2023. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse ultimate impact on our business, financial condition, liquidity or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 30, 2024.

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

10.1	Form of Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan (As Amended).*

10.2	Form of Discretionary Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan (As Amended).*

10.3	Form of Performance Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan (As Amended).*

31.1	Certification of Stephen B. Bratspies, Chief Executive Officer.

31.2	Certification of M. Scott Lewis, Chief Financial Officer.

32.1	Section 1350 Certification of Stephen B. Bratspies, Chief Executive Officer.

32.2	Section 1350 Certification of M. Scott Lewis, Chief Financial Officer.

101.INS XBRL	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH XBRL	Inline Taxonomy Extension Schema Document

101.CAL XBRL	Inline Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Inline Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Inline Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Inline Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

*	Management contract or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANESBRANDS INC.

By:	/s/ M. Scott Lewis
M. Scott Lewis Chief Financial Officer and Chief Accounting Officer (Duly authorized officer, principal financial officer and principal accounting officer)
Date: May 9, 2024