Form 10-Q
period 2024-06-29
Hanesbrands Inc.
filed 2024-08-08
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2024, there were 351,684,726 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “could,” “will,” “expect,” “outlook,” “potential,” “project,” “estimate,” “future,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results are forward-looking statements and are subject to risks and uncertainties that could cause actual results to differ materially from those implied or expressed by such statements. These risks and uncertainties include, but are not limited to: with respect to the pending sale of the global Champion business, whether and when the required regulatory approvals will be obtained, whether and when the closing conditions will be satisfied, and whether and when the pending sale will close, if at all; our ability to execute, and realize benefits, successfully, or at all, from the pending sale of the global Champion business; our ability to successfully implement our strategic plans, including our supply chain restructuring and consolidation and other cost savings initiatives; trends associated with our business; the rapidly changing retail environment and the level of consumer demand; the effects of any geopolitical conflicts (including the ongoing Russia-Ukraine conflict and Middle East conflicts) or public health emergencies or severe global health crises, including effects on consumer spending, global supply chains, critical supply routes and the financial markets; our ability to deleverage on the anticipated time frame or at all, which could negatively impact our ability to satisfy the financial covenants in our credit agreement or other contractual arrangements; any inadequacy, interruption, integration failure or security failure with respect to our information technology; future intangible assets or goodwill impairment due to changes in our business, market conditions, or other factors, including the pending sale of the Champion business; significant fluctuations in foreign exchange rates; legal, regulatory, political and economic risks related to our international operations; our ability to effectively manage our complex international tax structure; and our future financial performance. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements. Such statements speak only as of the date when made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 30, 2023, under the caption “Risk Factors”, and available on the “Investors” section of our corporate website, www.Hanes.com/investors. The contents of our corporate website are not incorporated by reference in this Quarterly Report on Form 10-Q.

PART I

Item 1.	Financial Statements

HANESBRANDS INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$995,393	$1,035,004	$1,773,606	$1,919,034
Cost of sales	688,320	678,211	1,157,218	1,279,862
Gross profit	307,073	356,793	616,388	639,172
Selling, general and administrative expenses	370,202	286,860	640,409	543,695
Operating profit (loss)	(63,129)	69,933	(24,021)	95,477
Other expenses	10,785	7,239	20,014	21,977
Interest expense, net	50,299	58,718	100,905	103,938
Income (loss) from continuing operations before income taxes	(124,213)	3,976	(144,940)	(30,438)
Income tax expense	12,332	12,826	22,215	29,006
Loss from continuing operations	(136,545)	(8,850)	(167,155)	(59,444)
Income (loss) from discontinued operations, net of tax	(161,835)	(13,614)	(170,347)	2,576
Net loss	$(298,380)	$(22,464)	$(337,502)	$(56,868)

Earnings (loss) per share - basic:
Continuing operations	$(0.39)	$(0.03)	$(0.48)	$(0.17)
Discontinued operations	(0.46)	(0.04)	(0.48)	0.01
Net loss	$(0.85)	$(0.06)	$(0.96)	$(0.16)

Earnings (loss) per share - diluted:
Continuing operations	$(0.39)	$(0.03)	$(0.48)	$(0.17)
Discontinued operations	(0.46)	(0.04)	(0.48)	0.01
Net loss	$(0.85)	$(0.06)	$(0.96)	$(0.16)

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Quarters Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net loss	$(298,380)	$(22,464)	$(337,502)	$(56,868)
Other comprehensive income (loss):
Translation adjustments	9,839	1,187	(48,181)	(7,869)
Unrealized gain (loss) on qualifying cash flow hedges, net of tax of $358, $(372), $(533) and $569, respectively	971	19,109	11,215	(2,535)
Unrecognized income from pension and postretirement plans, net of tax of $(34), $(10), $169 and $111, respectively	5,472	4,051	9,686	8,237
Total other comprehensive income (loss)	16,282	24,347	(27,280)	(2,167)
Comprehensive income (loss)	$(282,098)	$1,883	$(364,782)	$(59,035)

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 29, 2024	December 30, 2023	July 1, 2023
Assets
Cash and cash equivalents	$213,767	$185,717	$173,415
Trade accounts receivable, net	483,951	451,052	558,165
Inventories	937,980	972,654	1,173,006
Other current assets	189,347	117,057	155,262
Current assets held for sale	460,863	549,735	831,849
Total current assets	2,285,908	2,276,215	2,891,697
Property, net	209,801	354,410	369,812
Right-of-use assets	240,219	281,898	297,820
Trademarks and other identifiable intangibles, net	936,294	959,851	955,786
Goodwill	658,736	664,805	658,864
Deferred tax assets	17,029	18,176	3,762
Other noncurrent assets	126,385	139,151	142,398
Noncurrent assets held for sale	905,472	945,808	958,892
Total assets	$5,379,844	$5,640,314	$6,279,031

Liabilities and Stockholders’ Equity
Accounts payable	$704,114	$580,285	$791,531
Accrued liabilities	512,717	421,805	399,696
Lease liabilities	65,136	70,490	67,731
Accounts Receivable Securitization Facility	—	6,000	149,000
Current portion of long-term debt	44,250	59,000	59,000
Current liabilities held for sale	240,263	252,988	261,130
Total current liabilities	1,566,480	1,390,568	1,728,088
Long-term debt	3,224,155	3,235,640	3,504,275
Lease liabilities - noncurrent	217,483	239,686	252,944
Pension and postretirement benefits	95,067	103,456	109,708
Other noncurrent liabilities	93,705	123,918	206,534
Noncurrent liabilities held for sale	118,551	127,693	129,522
Total liabilities	5,315,441	5,220,961	5,931,071

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 351,643,593, 350,137,826 and 349,839,924, respectively	3,516	3,501	3,498
Additional paid-in capital	363,078	353,367	343,042
Retained earnings	217,400	554,796	515,595
Accumulated other comprehensive loss	(519,591)	(492,311)	(514,175)
Total stockholders’ equity	64,403	419,353	347,960
Total liabilities and stockholders’ equity	$5,379,844	$5,640,314	$6,279,031

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at March 30, 2024	351,562	$3,515	$354,760	$515,772	$(535,873)	$338,174
Net loss	—	—	—	(298,380)	—	(298,380)
Other comprehensive income	—	—	—	—	16,282	16,282
Stock-based compensation	—	—	8,035	—	—	8,035
Vesting of restricted stock units and other	82	1	283	8	—	292
Balances at June 29, 2024	351,644	$3,516	$363,078	$217,400	$(519,591)	$64,403

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 30, 2023	350,138	$3,501	$353,367	$554,796	$(492,311)	$419,353
Net loss	—	—	—	(337,502)	—	(337,502)
Other comprehensive loss	—	—	—	—	(27,280)	(27,280)
Stock-based compensation	—	—	12,147	—	—	12,147
Vesting of restricted stock units and other	1,506	15	(2,436)	106	—	(2,315)
Balances at June 29, 2024	351,644	$3,516	$363,078	$217,400	$(519,591)	$64,403

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
See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 29, 2024(1)	July 1, 2023(1)
Operating activities:
Net loss	$(337,502)	$(56,868)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	39,978	35,703
Amortization of acquisition intangibles	8,203	8,345
Other amortization	6,198	6,398
Impairment of long-lived assets and goodwill	76,604	—
Inventory write-down charges	117,663	—
Loss on extinguishment of debt	—	8,466
Loss on classification of assets held for sale	51,071	5,199
Amortization of debt issuance costs and debt discount	5,105	4,239
Other	13,722	11,837
Changes in assets and liabilities:
Accounts receivable	(54,487)	46,671
Inventories	(41,850)	132,956
Other assets	(466)	(36,617)
Accounts payable	134,029	39,029
Accrued pension and postretirement benefits	261	2,940
Accrued liabilities and other	86,068	(76,065)
Net cash from operating activities	104,597	132,233
Investing activities:
Capital expenditures	(28,091)	(33,570)
Other	3,653	19,047
Net cash from investing activities	(24,438)	(14,523)
Financing activities:
Borrowings on Term Loan Facilities	—	891,000
Repayments on Term Loan Facilities	(29,500)	(14,750)
Borrowings on Accounts Receivable Securitization Facility	980,500	1,051,000
Repayments on Accounts Receivable Securitization Facility	(986,500)	(1,111,500)
Borrowings on Revolving Loan Facilities	609,000	977,500
Repayments on Revolving Loan Facilities	(609,000)	(1,088,500)
Borrowings on Senior Notes	—	600,000
Repayments on Senior Notes	—	(1,436,884)
Payments to amend and refinance credit facilities	(679)	(28,235)
Other	(3,817)	(2,792)
Net cash from financing activities	(39,996)	(163,161)
Effect of changes in foreign exchange rates on cash	(12,963)	(1,130)
Change in cash and cash equivalents	27,200	(46,581)
Cash and cash equivalents at beginning of year	205,501	238,413
Cash and cash equivalents at end of period	$232,701	$191,832

Balances included in the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$213,767	$173,415
Cash and cash equivalents included in current assets held for sale	18,934	18,417
Cash and cash equivalents at end of period	$232,701	$191,832
(1)The cash flows related to discontinued operations have not been segregated and remain included in the major classes of assets and liabilities. Accordingly, the Condensed Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.
Capital expenditures included in accounts payable at June 29, 2024 and December 30, 2023 were $1,579 and $18,550, respectively.
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
In September 2023, the Company announced that its Board of Directors and executive leadership team, with the assistance of financial and legal advisors, were undertaking an evaluation of strategic alternatives for the global Champion business. As part of this process, the Company’s Board of Directors considered a broad range of alternatives to maximize shareholder value and also considered an evaluation of the strategic alternatives for the Company’s U.S.-based outlet store business impacted by the global Champion business. In the second quarter of 2024, the Company reached the decision to exit the global Champion and U.S.-based outlet store businesses. At that time, the Company announced that it had reached an agreement to sell the global Champion business to Authentic Brands Group LLC (“Authentic”). Under the agreement, Authentic will purchase the intellectual property and certain operating assets of, and will assume certain liabilities of, the global Champion business for an estimated transaction value of $1,200,000, subject to final adjustments, with the potential to reach up to $1,500,000 through additional contingent cash consideration of up to $300,000. The Company plans to use the estimated net sale proceeds of $900,000, including working capital adjustments and customary transaction costs and excluding any additional cash consideration, to pay down a portion of the Company’s outstanding term debt as required by the senior secured credit facility (the “Senior Secured Credit Facility”). The transaction is expected to close in the second half of 2024. After the closing of the transaction, the Company will provide certain transition services to Authentic and will continue to operate the global Champion business in certain sectors and geographies through a transition period ending on January 31, 2025 (the “Deferred Business”). At the end of the transition period, Authentic will purchase from the Company the remaining inventory of the Deferred Business. The transaction excludes the net operating assets of the Champion business in Japan, which the Company will retain and continue to operate as a licensee of Authentic for a temporary period of time and ultimately transition the operations to Authentic after January 2025 pursuant to the terms of a license agreement to be entered into at the closing of the transaction.
In the second quarter of 2024, the Company began actively marketing its U.S.-based outlet store business to prospective buyers. In July 2024, the Company entered into a purchase agreement with Restore Capital (HCR Stores), LLC (“Restore”), an affiliate of Hilco Merchant Resources, LLC and completed the exit of the U.S.-based outlet store business. Under the purchase agreement, the Company agreed to pay Restore $12,000 at closing and an additional $3,000 in January 2025 and to provide certain inventory to Restore, in exchange for Restore agreeing to assume the operations and certain liabilities of the Company’s U.S.-based outlet store business. The agreement with Restore does not include the Champion-branded U.S. retail stores, which will be addressed in accordance with the purchase agreement governing the pending sale of the global Champion business to Authentic.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company determined that the exit of the global Champion and U.S.-based outlet store businesses represented multiple components of a single strategic plan that met held-for-sale and discontinued operations accounting criteria at the end of the second quarter of 2024. Accordingly, the Company began to separately report the results of the global Champion and U.S.-based outlet store businesses as discontinued operations in its Condensed Consolidated Statements of Operations and to present the related assets and liabilities as held for sale in its Condensed Consolidated Balance Sheets. These changes have been applied to all periods presented. Unless otherwise noted, discussion within these notes to the condensed consolidated interim financial statements relates to continuing operations. See Note “Assets and Liabilities of Businesses Held for Sale” for additional information about discontinued operations. In addition, the Company realigned its reportable segments in the second quarter of 2024 and has applied this change to all periods presented. See Note “Business Segment Information” for additional information about reportable segments.
Ransomware Attack
As previously disclosed, on May 24, 2022, the Company identified that it had become subject to a ransomware attack (the “2022 ransomware attack”) and activated its incident response and business continuity plans designed to contain the incident. As part of the Company’s forensic investigation and assessment of the impact, the Company determined that certain of its information technology systems were affected by the ransomware attack.
Upon discovering the incident, which has been contained, the Company took a series of measures to further safeguard the integrity of its information technology systems, including working with cybersecurity experts to contain the incident and implementing business continuity plans to restore and support continued operations. There is no ongoing operational impact on the Company’s ability to provide its products and services. The Company maintains insurance, including coverage for cyber-attacks, subject to certain deductibles and policy limitations, in an amount that the Company believes appropriate.
During the quarter and six months ended July 1, 2023, the Company received business interruption insurance proceeds of $5,562 and incurred costs of $511, net of expected insurance recoveries, related primarily to legal fees associated with the 2022 ransomware attack. The insurance proceeds received during the quarter and six months ended July 1, 2023 are related primarily to the recovery of lost profit from 2022 business interruptions and are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Operations. The legal fees and the offsetting expected insurance recoveries are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations in the quarter and six months ended July 1, 2023.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Supplier Finance Program Obligations
In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The new accounting rules create certain disclosure requirements for a buyer in a supplier finance program. The new accounting rules require qualitative and quantitative disclosures including key terms of the program, balance sheet presentation of related amounts, the obligation amount the buyer has confirmed as valid to the finance provider and a rollforward of the obligation. The accounting rules do not impact the recognition, measurement, or financial statement presentation of supplier finance program obligations. The disclosure of the obligation rollforward is effective for the Company for annual periods beginning in 2024 and all other disclosures were effective for the Company in the first quarter of 2023. While the new accounting rules did not have any impact on the Company’s financial condition, results of operations or cash flows, the adoption of the new accounting rules did result in additional disclosures for the Company beginning in the first quarter of 2023, which are included in Note “Accounts Receivable and Supplier Finance Programs”.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(3)    Assets and Liabilities of Businesses Held for Sale
Assets and liabilities of businesses classified as held for sale in the Condensed Consolidated Balance Sheets consist of the following:

	June 29, 2024	December 30, 2023	July 1, 2023
U.S. Sheer Hosiery business - continuing operations	$—	$—	$623
Global Champion business - discontinued operations	460,863	513,247	790,938
U.S.-based outlet store business - discontinued operations	—	36,488	40,288
Current assets held for sale	$460,863	$549,735	$831,849

Global Champion business - discontinued operations	$899,796	$926,141	$940,218
U.S.-based outlet store business - discontinued operations	5,676	19,667	18,674
Noncurrent assets held for sale	$905,472	$945,808	$958,892

U.S. Sheer Hosiery business - continuing operations	$—	$—	$623
Global Champion business - discontinued operations	233,272	245,272	253,799
U.S.-based outlet store business - discontinued operations	6,991	7,716	6,708
Current liabilities held for sale	$240,263	$252,988	$261,130

Global Champion business - discontinued operations	$114,190	$120,247	$122,369
U.S.-based outlet store business - discontinued operations	4,361	7,446	7,153
Noncurrent liabilities held for sale	$118,551	$127,693	$129,522
U.S. Sheer Hosiery Business - Continuing Operations
In the fourth quarter of 2021, the Company reached the decision to divest its U.S. Sheer Hosiery business, including the L’eggs brand, as part of its strategy to streamline its portfolio under its Full Potential transformation plan and determined that this business met held-for-sale accounting criteria. The Company recorded a non-cash charge in the fourth quarter of 2021 against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal. In 2022, the Company recorded a non-cash gain to adjust the valuation allowance primarily resulting from a decrease in carrying value due to changes in working capital. In the quarter and six months ended July 1, 2023, the Company recognized non-cash losses of $7,338 and $5,199, respectively, which were reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations, to further adjust the valuation allowance resulting primarily from an increase in carrying value due to changes in working capital. The assets and liabilities of the U.S. Sheer Hosiery business were presented as held for sale as of July 1, 2023 in the Condensed Consolidated Balance Sheets and the operations of the U.S. Sheer Hosiery business were reported in Other for the quarter and six months ended July 1, 2023 in Note “Business Segment Information”.
The Company completed the sale of its U.S. Sheer Hosiery business to AllStar Hosiery LLC (“AllStar”), an affiliate of AllStar Marketing Group, LLC, on September 29, 2023 for $3,300 in total proceeds, which included cash of $1,300 and a receivable of $2,000 to be paid by AllStar in 2024. The receivable due from AllStar of $1,400 and $2,000 at June 29, 2024 and December 30, 2023, respectively, is included in the “Other current assets” line in the Condensed Consolidated Balance Sheets.
Discontinued Operations
In September 2023, the Company announced that its Board of Directors and executive leadership team, with the assistance of financial and legal advisors, were undertaking an evaluation of strategic options for the global Champion business. As part of this process, the Company’s Board of Directors considered a broad range of alternatives to maximize shareholder value. In connection with, and as a result of, the potential sale of the global Champion business, management also undertook an evaluation of strategic alternatives for the Company’s U.S.-based outlet store business impacted by the sale of the Champion brand. In the first quarter of 2024, management presented a plan to the Company’s Board of Directors to pursue a sale of the majority of the Company’s U.S.-based outlet store business in connection with the pending sale of the global Champion business as one comprehensive plan to realign the Company’s core business.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
In the second quarter of 2024, the Company reached the decision to exit the global Champion and U.S.-based outlet store businesses. The Company determined that the exit of the global Champion and U.S.-based outlet store businesses represented multiple components of a single strategic plan that met held-for-sale and discontinued operations accounting criteria at the end of the second quarter of 2024. Accordingly, the Company began to separately report the results of the global Champion and U.S.-based outlet store businesses as discontinued operations in its Condensed Consolidated Statements of Operations and to present the related assets and liabilities as held for sale in its Condensed Consolidated Balance Sheets. These changes have been applied to all periods presented.
Global Champion Business
In the second quarter of 2024, the Company announced that it had reached an agreement to sell the global Champion business to Authentic. Under the agreement, Authentic will purchase the intellectual property and certain operating assets of, and will assume certain liabilities of, the global Champion business for an estimated transaction value of $1,200,000, subject to final adjustments, with the potential to reach up to $1,500,000 through additional contingent cash consideration of up to $300,000. The Company plans to use the estimated net sale proceeds of $900,000, including working capital adjustments and customary transaction costs and excluding any additional cash consideration, to pay down a portion of the Company’s outstanding term debt as required by the Senior Secured Credit Facility. The transaction is expected to close in the second half of 2024. After the closing of the transaction, the Company will provide certain transition services to Authentic and will continue to operate the Deferred Business. At the end of the transition period, Authentic will purchase from the Company the remaining inventory of the Deferred Business. The transaction excludes the net operating assets of the Champion business in Japan, which the Company will retain and continue to operate as a licensee of Authentic for a temporary period of time and ultimately transition the operations to Authentic after January 2025 pursuant to the terms of a license agreement to be entered into at the closing of the transaction.
While the operations of the global Champion business were reflected within all reportable segments prior to its reclassification to discontinued operations, the U.S. Champion business made up the majority of the Company’s former Activewear segment. See Note “Business Segment Information” for additional discussion regarding realignment of the Company’s reportable segments. Certain expenses related to the operations of the global Champion business were included in general corporate expenses, restructuring and other action-related charges and amortization of intangibles, which were previously excluded from segment operating profit, and have been reclassified to discontinued operations beginning in the second quarter of 2024 and for all periods presented.
U.S.-Based Outlet Store Business
In the second quarter of 2024, the Company began actively marketing its U.S.-based outlet store business to prospective buyers. In July 2024, the Company entered into a purchase agreement with Restore and completed the exit of the U.S.-based outlet store business. Under the purchase agreement, the Company agreed to pay Restore $12,000 at closing and an additional $3,000 in January 2025 and to provide certain inventory to Restore, in exchange for Restore agreeing to assume the operations and certain liabilities of the Company’s U.S.-based outlet store business. The agreement with Restore does not include Champion-branded U.S. retail stores, which will be addressed in accordance with the purchase agreement governing the pending sale of the global Champion business to Authentic.
The operations of the U.S.-based outlet store business were reported in Other in Note “Business Segment Information” prior to its reclassification to discontinued operations. Certain expenses related to the operations of the U.S.-based outlet store business were included in general corporate expenses, restructuring and other action-related charges and amortization of intangibles, which were previously excluded from segment operating profit, and have been reclassified to discontinued operations beginning in the second quarter of 2024 and for all periods presented.
Upon meeting the criteria for held-for-sale classification in the second quarter of 2024, which qualified as a triggering event, the Company performed an impairment analysis of the goodwill associated with the Company’s U.S.-based outlet store business, which resulted in a non-cash impairment charge of $2,500 in the quarter and six months ended June 29, 2024. Additionally, the Company recorded a valuation allowance against the net assets held for sale, which were primarily current assets, to adjust the carrying value of the U.S.-based outlet store business to the estimated fair value less costs of disposal, resulting in a non-cash charge of $51,071 in the quarter and six months ended June 29, 2024. This non-cash charge is reported as "Loss on classification of assets held for sale - U.S.-based outlet store business" for the quarter and six months ended June 29, 2024 in the summarized discontinued operations financial information below.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The operating results of the discontinued operations of the global Champion and U.S.-based outlet store businesses only reflect revenues and expenses that are directly attributable to the global Champion and U.S.-based outlet store businesses that will be eliminated from continuing operations. The Company allocated interest expense to discontinued operations of approximately $17,605 and $16,624 in the quarters ended June 29, 2024 and July 1, 2023, respectively, and $35,662 and $30,495 in the six months ended June 29, 2024 and July 1, 2023, respectively, resulting from the requirement to pay down a portion of the Company’s outstanding term debt under the Senior Secured Credit Facility with the estimated net sale proceeds from the pending sale of the global Champion business. Discontinued operations does not include any allocation of corporate overhead expense. The key components from discontinued operations related to the global Champion and U.S.-based outlet store businesses are as follows:

	Quarters Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$358,534	$403,976	$736,522	$909,356
Cost of sales	306,796	278,032	533,172	616,098
Gross profit	51,738	125,944	203,350	293,258
Selling, general and administrative expenses	143,502	126,473	282,116	262,012
Impairment of goodwill	2,500	—	2,500	—
Loss on classification of assets held for sale - U.S.-based outlet store business	51,071	—	51,071	—
Operating income (loss)	(145,335)	(529)	(132,337)	31,246
Other expenses	1	24	43	57
Interest expense, net	15,564	15,887	31,647	29,119
Income (loss) from discontinued operations before income taxes	(160,900)	(16,440)	(164,027)	2,070
Income tax expense (benefit)	935	(2,826)	6,320	(506)
Net income (loss) from discontinued operations, net of tax	$(161,835)	$(13,614)	$(170,347)	$2,576

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Assets and liabilities of the discontinued operations of the global Champion and U.S.-based outlet store businesses classified as held for sale in the Condensed Consolidated Balance Sheets as of June 29, 2024, December 30, 2023 and July 1, 2023 consist of the following:

	June 29, 2024	December 30, 2023	July 1, 2023
Cash and cash equivalents	$18,934	$19,784	$18,417
Trade accounts receivable, net	117,440	106,677	127,875
Inventories	340,252	395,364	663,015
Other current assets	28,106	27,910	21,919
Allowance to adjust net assets to estimated fair value, less costs of disposal - U.S.-based outlet store business - current	(43,869)	—	—
Current assets held for sale - discontinued operations	460,863	549,735	831,226
Property, net	54,479	59,956	61,902
Right-of-use assets	136,645	147,020	142,659
Trademarks and other identifiable intangibles, net	267,610	275,853	279,270
Goodwill	441,875	447,939	446,514
Deferred tax assets	3,224	3,778	16,056
Other noncurrent assets	8,841	11,262	12,491
Allowance to adjust net assets to estimated fair value, less costs of disposal - U.S.-based outlet store business - noncurrent	(7,202)	—	—
Noncurrent assets held for sale - discontinued operations	905,472	945,808	958,892
Total assets of discontinued operations	$1,366,335	$1,495,543	$1,790,118

Accounts payable	$138,887	$155,967	$167,009
Accrued liabilities	62,851	56,871	59,688
Lease liabilities	38,525	40,150	33,810
Current liabilities held for sale - discontinued operations	240,263	252,988	260,507
Lease liabilities - noncurrent	104,461	114,329	112,636
Pension and postretirement benefits	905	799	892
Other noncurrent liabilities	13,185	12,565	15,994
Noncurrent liabilities held for sale - discontinued operations	118,551	127,693	129,522
Total liabilities of discontinued operations	$358,814	$380,681	$390,029
The cash flows related to the discontinued operations of the global Champion and U.S.-based outlet store businesses have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows. The following table presents cash flow and non-cash information related to the discontinued operations of the global Champion and U.S.-based outlet store businesses:

	Quarters Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Depreciation	$3,565	$3,577	$6,757	$6,925
Amortization	$2,721	$2,857	$5,453	$5,459
Capital expenditures	$2,324	$1,758	$3,660	$20,526
Impairment of goodwill	$2,500	$—	$2,500	$—
Loss on classification of assets held for sale - U.S.-based outlet store business	$51,071	$—	$51,071	$—

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(4)    Revenue Recognition
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Quarters Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Third-party brick-and-mortar wholesale	$657,866	$756,147	$1,169,373	$1,359,928
Consumer-directed	337,527	278,857	604,233	559,106
Total net sales	$995,393	$1,035,004	$1,773,606	$1,919,034
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
Consumer-Directed Revenue
Consumer-directed revenue is primarily generated through sales driven directly by the consumer through company-operated stores and e-commerce platforms, which include both owned websites and the websites of the Company’s retail customers.
(5)    Stockholders’ Equity
Basic earnings (loss) per share was computed by dividing net loss by the number of weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share was calculated to give effect to all potentially issuable dilutive shares of common stock using the treasury stock method. In the quarters and six months ended June 29, 2024 and July 1, 2023, all potentially dilutive securities were excluded from the diluted weighted average share calculation because the Company incurred a net loss for the quarters and six months and their inclusion would be anti-dilutive.
The weighted average number of shares used in the basic and diluted earnings (loss) per share calculation is as follows:

	Quarters Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Basic weighted average shares outstanding	351,990	350,501	351,783	350,468
Diluted weighted average shares outstanding	351,990	350,501	351,783	350,468
The following securities were excluded from the diluted weighted average share calculation because their effect would be anti-dilutive:

	Quarters Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Stock options	250	250	250	250
Restricted stock units	5,845	4,767	4,785	4,485
Employee stock purchase plan and other	6	13	5	14
On February 2, 2022, the Company’s Board of Directors approved a share repurchase program for up to $600,000 of shares to be repurchased in open market transactions or privately negotiated transactions, subject to market conditions, legal requirements and other factors. Unless terminated earlier by the Company’s Board of Directors, the program will expire on December 28, 2024. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which allows the Company to repurchase shares in the open market during

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
periods in which the stock trading window is otherwise closed for the Company, the Company’s directors and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. The Company did not repurchase any shares under the program in the quarters and six months ended June 29, 2024 and July 1, 2023. At June 29, 2024, the remaining repurchase authorization under the share repurchase program totaled $575,013. Share repurchases are currently prohibited under the Senior Secured Credit Facility. See Note “Debt” for additional information.
(6)    Inventories
Inventories consisted of the following:

	June 29, 2024	December 30, 2023	July 1, 2023
Raw materials	$49,556	$45,960	$59,799
Work in process	90,127	70,932	100,978
Finished goods	798,297	855,762	1,012,229
	$937,980	$972,654	$1,173,006
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
The Company sold total trade accounts receivable related to Company sponsored programs of $506,699 and $373,649 during the quarters ended June 29, 2024 and July 1, 2023, respectively, and $867,013 and $718,226 during the six months ended June 29, 2024 and July 1, 2023, respectively, and removed the trade accounts receivable from the Company’s Condensed Consolidated Balance Sheets at the time of sale. As of June 29, 2024, December 30, 2023 and July 1, 2023, $461,896, $297,807 and $330,204, respectively, of the sold trade accounts receivable remain outstanding with the financial institutions as a result of the related servicing obligation. Collections of accounts receivable not yet submitted to the financial institutions are remitted within one week of collection and recognized within the “Accounts payable” line of the Condensed Consolidated Balance Sheets. As these funds are related to the ongoing service agreement and do not serve in a financing capacity, cash flows collected from customers and submitted to the financial institutions are recognized in the Condensed Consolidated Statements of Cash Flows as part of operating cash flows.
The Company recognized total funding fees of $7,647 and $5,178 during the quarters ended June 29, 2024 and July 1, 2023, respectively, and $13,740 and $9,645 during the six months ended June 29, 2024 and July 1, 2023, respectively, for sales of trade accounts receivable to financial institutions and working capital programs in the “Other expenses” line in the Condensed Consolidated Statements of Operations.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Supplier Finance Program Obligations
The Company reviews supplier terms and conditions on an ongoing basis and has negotiated payment term extensions in recent years in connection with its efforts to effectively manage working capital and improve cash flow. Separate from these payment term extension actions noted above, the Company and certain financial institutions facilitate voluntary supplier finance programs that enable participating suppliers the ability to request payment of their invoices from the financial institutions earlier than the terms stated in Company’s payment policy. The Company is not a party to the arrangements between the suppliers and the financial institutions and its obligations to suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ participation in the supplier finance programs. The Company’s payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. The Company has no economic interest in a supplier’s decision to participate in the supplier finance programs and has no financial impact in connection with the supplier finance programs. Accordingly, obligations under these programs continue to be trade payables and are not indicative of borrowing arrangements. As of June 29, 2024, December 30, 2023 and July 1, 2023, the amounts due to suppliers participating in supplier finance programs totaled $136,346, $108,499 and $161,123, respectively, which are included in the “Accounts Payable” line of the Condensed Consolidated Balance Sheets.
(8)    Debt
Debt consisted of the following:

	Interest Rate as of June 29, 2024	Principal Amount		Maturity Date
		June 29, 2024	December 30, 2023
Senior Secured Credit Facility:
Revolving Loan Facility	—%	$—	$—	November 2026
Term Loan A	7.44%	912,500	937,500	November 2026
Term Loan B	9.09%	888,750	893,250	March 2030
9.000% Senior Notes	9.00%	600,000	600,000	February 2031
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
Accounts Receivable Securitization Facility	—%	—	6,000	May 2025
		3,301,250	3,336,750
Less long-term debt issuance costs and debt discount		32,845	36,110
Less current maturities		44,250	65,000
		$3,224,155	$3,235,640
As of June 29, 2024 the Company’s primary financing arrangements were the Senior Secured Credit Facility, the 9.000% senior notes (the “9.000% Senior Notes”), the 4.875% senior notes (the “4.875% Senior Notes”) and the accounts receivable securitization facility (the “ARS Facility”). The outstanding balances at June 29, 2024 and December 30, 2023 are reported in the “Accounts Receivable Securitization Facility”, “Current portion of long-term debt” and “Long-term debt” lines in the Condensed Consolidated Balance Sheets.
Debt Refinancing and Amendments
In February and March 2023, the Company refinanced its debt structure to provide greater near-term financial flexibility given the uncertainty within the global macroeconomic environment. The refinancing consisted of entering into a new senior secured term loan B facility in an aggregate principal amount of $900,000 due in 2030 (the “Term Loan B”), issuing $600,000 aggregate principal amount of the 9.000% Senior Notes and redeeming the Company’s 4.625% senior notes due in May 2024 (the “4.625% Senior Notes”) and 3.5% senior notes due in June 2024 (the “3.5% Senior Notes”).

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company used the net proceeds from borrowings under the Term Loan B together with the net proceeds from the offering of the 9.000% Senior Notes to redeem all of its outstanding 4.625% Senior Notes and 3.5% Senior Notes and pay the related fees and expenses which resulted in total charges of $8,466 in the six months ended July 1, 2023. The charges, which are recorded in the “Other expenses” line in the Condensed Consolidated Statements of Operations in the six months ended July 1, 2023, included a payment of $4,632 for a required make-whole premium related to the redemption of the 3.5% Senior Notes, a non-cash charge of $1,654 for the write-off of unamortized debt issuance costs related to the redemption of the 3.5% Senior Notes and a non-cash charge of $2,180 for the write-off of unamortized debt issuance costs related to the redemption of the 4.625% Senior Notes. The refinancing activities in the six months ended July 1, 2023 resulted in a debt discount of $9,000 related to the Term Loan B and total capitalized debt issuance costs of $22,965 which included $11,909 related to the Term Loan B and $11,056 related to the 9.000% Senior Notes. The debt discount and debt issuance costs are amortized into interest expense over the respective terms of the debt instruments. The cash payments for the make-whole premium and fees capitalized as debt issuance costs are reported in “Net cash from financing activities” in the Condensed Consolidated Statements of Cash Flows in the six months ended July 1, 2023.
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
The Company plans to use the estimated net proceeds from the pending sale of the global Champion business to pay down a portion of the Company’s outstanding term debt as required by the Senior Secured Credit Facility. See Note “Assets and Liabilities of Businesses Held for Sale” for additional information.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Other Debt Related Activity
As of June 29, 2024, the Company had $996,443 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account $3,557 of standby and trade letters of credit issued and outstanding under this facility.
The ARS Facility, which was entered into in November 2007, was amended in May 2024. The amendment extended the maturity date to May 2025 with no change to the quarterly fluctuating facility limit. Additionally, the amendment removed the two pricing tiers that were added in the previous amendment, reverting back to a single tier pricing structure. Borrowing availability under the Company’s ARS Facility is subject to a quarterly fluctuating facility limit ranging from $200,000 in the first and second quarters to $225,000 in the third and fourth quarters and permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of June 29, 2024, the quarterly fluctuating facility limit was $200,000, the maximum borrowing capacity was $123,296 and the Company had $123,296 of borrowing availability under the ARS Facility.
The Company had $3,649 of borrowing capacity under other international credit facilities which had no outstanding borrowings at June 29, 2024. The Company had $7,984 of international letters of credit outstanding at June 29, 2024. Available liquidity for other international credit facilities is reduced for any outstanding international letters of credit. The international letters of credit are not outstanding under any specific credit facility and do not reduce actual borrowing capacity under the specific credit facilities.
As of June 29, 2024, the Company was in compliance with all financial covenants under its credit facilities and other outstanding indebtedness. Under the terms of its Senior Secured Credit Facility, among other financial and non-financial covenants, the Company is required to maintain a minimum interest coverage ratio and a maximum leverage ratio as described above, each of which is defined in the Senior Secured Credit Facility. The method of calculating all the components used in the covenants is included in the Senior Secured Credit Facility.
(9)    Income Taxes
In the quarter ended June 29, 2024, income tax expense was $12,332 resulting in an effective income tax rate of (9.9)% and in the quarter ended July 1, 2023, income tax expense was $12,826 resulting in an effective income tax rate of 322.6%. In the six months ended June 29, 2024, income tax expense was $22,215 resulting in an effective income tax rate of (15.3)% and in the six months ended July 1, 2023, income tax expense was $29,006 resulting in an effective income tax rate of (95.3)%. The Company's effective tax rates for the quarters and six months ended June 29, 2024 and July 1, 2023 primarily differ from the U.S. statutory rate due to valuation allowances against certain net deferred tax assets. Additionally, the Company had favorable discrete items of $1,629 and $1,622 for the quarter and six months ended June 29, 2024, respectively, and favorable discrete items of $331 and unfavorable discrete items of $7,713 for the quarter and six months ended July 1, 2023, respectively.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(10)    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at March 30, 2024	$(271,502)	$5,168	$(415,824)	$146,285	$(535,873)
Amounts reclassified from accumulated other comprehensive loss	—	(2,525)	5,459	94	3,028
Current-period other comprehensive income activity	9,839	3,138	47	230	13,254
Total other comprehensive income	9,839	613	5,506	324	16,282

Balance at June 29, 2024	$(261,663)	$5,781	$(410,318)	$146,609	$(519,591)

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at December 30, 2023	$(213,482)	$(5,967)	$(419,835)	$146,973	$(492,311)
Amounts reclassified from accumulated other comprehensive loss	—	(7,164)	9,388	1,126	3,350
Current-period other comprehensive income (loss) activity	(48,181)	18,912	129	(1,490)	(30,630)
Total other comprehensive income (loss)	(48,181)	11,748	9,517	(364)	(27,280)

Balance at June 29, 2024	$(261,663)	$5,781	$(410,318)	$146,609	$(519,591)
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification from AOCI	Amount of Reclassification from AOCI into Net Income (Loss)
		Quarters Ended		Six Months Ended
		June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Gain (loss) on forward foreign exchange contracts designated as cash flow hedges	Cost of sales	$381	$129	$1,970	$4,001
	Income tax	(72)	(88)	(600)	(1,353)
	Income (loss) from discontinued operations, net of tax	50	(287)	738	(607)
	Net of tax	359	(246)	2,108	2,041

Gain on interest rate contracts designated as cash flow hedges	Interest expense, net	2,062	1,297	4,158	1,307
	Income tax	—	—	—	—
	Net of tax	2,062	1,297	4,158	1,307

Gain on cross-currency swap contracts designated as cash flow hedges	Selling, general and administrative expenses	—	—	—	973
	Interest expense, net	—	—	—	581
	Income tax	—	—	—	—
	Net of tax	—	—	—	1,554

Amortization of deferred actuarial loss and prior service cost and settlement cost	Other expenses	(5,459)	(4,077)	(9,388)	(8,154)
	Income tax	10	1	(228)	(119)
	Net of tax	(5,449)	(4,076)	(9,616)	(8,273)

Total reclassifications		$(3,028)	$(3,025)	$(3,350)	$(3,371)
(11)    Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts and has used cross-currency swap contracts to manage its exposures to movements in foreign exchange rates primarily related to the Australian dollar, Euro, Mexican peso, Japanese yen and Canadian dollar and uses interest rate contracts to manage its exposures to movements in interest rates. The Company has also used a combination of cross-currency swap contracts and long-term debt to manage its exposure to foreign currency risk associated with the Company’s net investment in its European subsidiaries.

	Hedge Type	June 29, 2024	December 30, 2023
U.S. dollar equivalent notional amount of derivative instruments:
Forward foreign exchange contracts	Cash Flow and Mark to Market	$244,519	$308,760
Interest rate contracts	Cash Flow	$900,000	$900,000

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Fair Values of Derivative Instruments
The fair values of derivative instruments related to forward foreign exchange contracts and interest rate contracts recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		June 29, 2024	December 30, 2023
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	$1,309	$57
Interest rate contracts	Other current assets	23	23
Forward foreign exchange contracts	Other noncurrent assets	1	—
Interest rate contracts	Other noncurrent assets	3,525	—
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	2,826	142
Total derivative assets		7,684	222

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(395)	(2,508)
Forward foreign exchange contracts	Other noncurrent liabilities	(160)	(290)
Interest rate contracts	Other noncurrent liabilities	—	(5,929)
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(344)	(2,784)
Total derivative liabilities		(899)	(11,511)

Net derivative asset (liability)		$6,785	$(11,289)
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
On April 1, 2021, in connection with a reduction in the amount of the 3.5% Senior Notes designated in the European net investment hedge discussed below, the Company entered into three pay-fixed rate, receive-fixed rate cross-currency swap contracts with a total notional amount of €300,000. The Company designated these cross-currency swap contracts to hedge the undesignated portion of the foreign currency cash flow exposure related to the Company’s 3.5% Senior Notes. These cross-currency swap contracts swapped Euro-denominated interest payments for U.S. dollar-denominated interest payments, thereby economically converting €300,000 of the Company’s €500,000 fixed-rate 3.5% Senior Notes to a fixed-rate 4.7945% USD-denominated obligation. In February 2023, in connection with the redemption of the 3.5% Senior Notes, the Company unwound these cross-currency swap contracts, which had an original maturity date of June 15, 2024. The Company paid $30,935 to settle the cross-currency swap contracts, which was reported in “Net cash from operating activities” in the Condensed Consolidated Statements of Cash Flows in the six months ended July 1, 2023. The remaining gain in AOCI of $1,254 was released into earnings at the time of settlement and is recorded in the “Interest expense, net” line in the Condensed Consolidated Statements of Operations in the six months ended July 1, 2023. The Company had no cross-currency swap contracts designated as cash flow hedges as of June 29, 2024 or December 30, 2023.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately $10,776. The Company is hedging exposure to the variability in future foreign currency-denominated cash flows for forecasted transactions over the next 17 months and the variability in future interest payments on debt over the next 21 months.
The effect of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
	Quarters Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Forward foreign exchange contracts	$(199)	$1,078	$5,300	$1,006
Interest rate contracts	3,337	19,498	13,612	4,824
Cross-currency swap contracts	—	—	—	(2,865)
Total	$3,138	$20,576	$18,912	$2,965

	Location of Gain (Loss) Reclassified from AOCI	Amount of Gain (Loss) Reclassified from AOCI into Net Income (Loss)
		Quarters Ended		Six Months Ended
		June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Forward foreign exchange contracts(1)	Cost of sales	$381	$129	$1,970	$4,001
Forward foreign exchange contracts(1)	Income (loss) from discontinued operations, net of tax	82	(331)	1,036	(793)
Interest rate contracts	Interest expense, net	2,062	1,297	4,158	1,307
Cross-currency swap contracts(1)	Selling, general and administrative expenses	—	—	—	973
Cross-currency swap contracts(1)	Interest expense, net	—	—	—	581
Total		$2,525	$1,095	$7,164	$6,069

(1)The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value.
The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded:

	Quarters Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cost of sales	$688,320	$678,211	$1,157,218	$1,279,862
Selling, general and administrative expenses	$370,202	$286,860	$640,409	$543,695
Interest expense, net	$50,299	$58,718	$100,905	$103,938
Income (loss) from discontinued operations, net of tax	$(161,835)	$(13,614)	$(170,347)	$2,576
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
In July 2019, the Company also designated the full amount of its 3.5% Senior Notes with a carrying value of €500,000, which was a nonderivative financial instrument, as a hedge of a portion of the beginning balance of the Company’s European net investment. As of April 1, 2021, the Company reduced the amount of its 3.5% Senior Notes designated in the European net investment hedge from €500,000 to €200,000. In February 2023, in connection with the redemption of the 3.5% Senior Notes, the Company de-designated the remainder of the 3.5% Senior Notes in the European net investment hedge and unwound these

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
cross-currency swap contracts. The Company received $18,942 to settle the cross-currency swap contracts, which was reported in “Net cash from investing activities” in the Condensed Consolidated Statements of Cash Flows in the six months ended July 1, 2023. There was a cumulative gain of $5,525 from the designated portion of the 3.5% Senior Notes and a cumulative gain of $19,001 from the cross-currency swap contracts that will remain in cumulative translation adjustment, a component of AOCI, until the net investment in the Company’s EUR-functional subsidiaries is sold, liquidated, or substantially liquidated, which is expected upon completion of the sale of the global Champion business. The Company had no derivative or nonderivative financial instruments designated as net investment hedges as of June 29, 2024 or December 30, 2023.
The amount of after-tax gains (losses) included in AOCI in the Condensed Consolidated Balance Sheets related to derivative instruments and nonderivative financial instruments designated as net investment hedges are as follows:

	Amount of Gain (Loss) Recognized in AOCI
	Quarters Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Euro-denominated long-term debt	$—	$—	$—	$(469)
Cross-currency swap contracts	—	—	—	531
Total	$—	$—	$—	$62
The effect of derivative instruments designated as net investment hedges on the Condensed Consolidated Statements of Operations are as follows:

	Location of Gain (Loss) Reclassified from AOCI	Amount of Gain (Loss) Reclassified from AOCI into Net Income (Loss)
		Quarters Ended		Six Months Ended
		June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cross-currency swap contracts (amounts excluded from effectiveness testing)	Interest expense, net	$—	$—	$—	$960
The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of net investment hedges are recorded:

	Quarters Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Interest expense, net (amounts excluded from effectiveness testing)	$50,299	$58,718	$100,905	$103,938
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The effect of derivative instruments not designated as hedges on the Condensed Consolidated Statements of Operations is as follows:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Net Income (Loss)
		Quarters Ended		Six Months Ended
		June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Forward foreign exchange contracts	Cost of sales	$(878)	$(237)	$946	$(1,228)
Forward foreign exchange contracts	Selling, general and administrative expenses	—	(626)	—	222
Forward foreign exchange contracts	Income (loss) from discontinued operations, net of tax	118	1,222	2,315	(47)
Total		$(760)	$359	$3,261	$(1,053)
(12)    Fair Value of Assets and Liabilities
As of June 29, 2024 and December 30, 2023, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to forward foreign exchange derivative contracts, interest rate derivative contracts and deferred compensation plan liabilities. The fair values of forward foreign exchange derivative contracts are determined using the cash flows of the forward contracts, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair values of interest rate derivative contracts are determined using the cash flows of the contracts, discount rates to account for the passage of time, current interest rate market data and credit risk, which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plan liabilities is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value or disclosed on a quarterly recurring basis.
There were no changes during the quarter and six months ended June 29, 2024 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of and during the quarter and six months ended June 29, 2024, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis or non-recurring basis.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of June 29, 2024
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$4,136	$—	$4,136	$—
Interest rate contracts - assets	3,548	—	3,548	—
Forward foreign exchange contracts - liabilities	(899)	—	(899)	—
Total derivative contracts	6,785	—	6,785	—
Deferred compensation plan liability	(12,270)	—	(12,270)	—
Total	$(5,485)	$—	$(5,485)	$—

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
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximated fair value as of June 29, 2024 and December 30, 2023. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $32,449 and $38,163 as of June 29, 2024 and December 30, 2023, respectively. The fair value of debt, which is classified as a Level 2 liability, was $3,319,026 and $3,259,299 as of June 29, 2024 and December 30, 2023, respectively. Debt had a carrying value of $3,301,250 and $3,336,750 as of June 29, 2024 and December 30, 2023, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions.
(13)    Business Segment Information
The Company regularly monitors its reportable segments to determine if changes in facts and circumstances would indicate whether changes in the determination or aggregation of operating segments are necessary. In the second quarter of 2024, the Company announced that it reached an agreement to sell the global Champion business as discussed in Note “Assets and Liabilities of Businesses Held for Sale” and as a result, this business was reclassified as held for sale and reflected as discontinued operations for all periods presented. While the global Champion business was reflected within all reportable segments prior to its reclassification to discontinued operations, the U.S. Champion business made up the majority of the Company’s former Activewear segment. Accordingly, the former Activewear segment has been eliminated and the segment information herein excludes the results of the global Champion business for all periods presented. As a result of the strategic shift and resulting reorganization, the chief executive officer, who is the Company’s chief operating decision maker, began reviewing all U.S. innerwear and U.S. activewear operations together as one U.S. operating segment and the Company’s operations are now managed and reported in two operating segments, each of which is a reportable segment for financial reporting purposes: U.S. and International. These changes have been applied to all periods presented. These segments are organized and managed principally by geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms.
Other consists of the Company’s U.S. Sheer Hosiery business which was sold on September 29, 2023 and certain sales from its supply chain to the European Innerwear business which was sold on March 5, 2022. The Company’s U.S.-based outlet store business was also reflected in Other prior to its reclassification to discontinued operations in the second quarter of 2024 as discussed in Note “Assets and Liabilities of Businesses Held for Sale”. As a result of this reclassification, the results of the U.S.-based outlet store business are excluded from the segment information herein for all periods presented.
The types of products and services from which each reportable segment derives its revenues are as follows:
•U.S. primarily includes innerwear sales in the United States of basic branded apparel products that are replenishment in nature under the product categories of men’s underwear, women’s panties, children’s underwear and socks, and intimate apparel, which includes bras and shapewear. This segment also includes other apparel sales in the United States of branded products that are primarily seasonal in nature to both retailers and wholesalers.
•International primarily includes sales of the Company’s innerwear and other apparel products outside the United States, primarily in Australia, Asia, Latin America and Canada.

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

	Quarters Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales:
U.S.	$740,154	$751,049	$1,284,045	$1,350,933
International	254,539	264,406	488,088	520,745
Other	700	19,549	1,473	47,356
Total net sales	$995,393	$1,035,004	$1,773,606	$1,919,034

	Quarters Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Segment operating profit:
U.S.	$158,214	$125,154	$256,477	$191,761
International	30,542	21,701	51,040	44,245
Other	(130)	(1,721)	551	(212)
Total segment operating profit	188,626	145,134	308,068	235,794
Items not included in segment operating profit:
General corporate expenses	(58,222)	(53,611)	(118,917)	(111,329)
Restructuring and other action-related charges	(189,255)	(16,695)	(204,224)	(19,704)
Amortization of intangibles	(4,278)	(4,895)	(8,948)	(9,284)
Total operating profit (loss)	(63,129)	69,933	(24,021)	95,477
Other expenses	(10,785)	(7,239)	(20,014)	(21,977)
Interest expense, net	(50,299)	(58,718)	(100,905)	(103,938)
Income (loss) from continuing operations before income taxes	$(124,213)	$3,976	$(144,940)	$(30,438)
The Company incurred restructuring and other action-related charges that were reported in the following lines in the Condensed Consolidated Statements of Operations:

	Quarters Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cost of sales	$88,621	$236	$88,824	$1,752
Selling, general and administrative expenses	100,634	16,459	115,400	17,952
Total included in operating profit (loss)	189,255	16,695	204,224	19,704
Other expenses	—	—	—	8,350
Interest expense, net	—	—	—	(1,254)
Total included in income (loss) from continuing operations before income taxes	189,255	16,695	204,224	26,800
Income tax expense	—	—	—	—
Total restructuring and other action-related charges included in loss from continuing operations	$189,255	$16,695	$204,224	$26,800

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The components of restructuring and other action-related charges were as follows:

	Quarters Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Restructuring and other action-related charges:
Supply chain restructuring and consolidation	$156,807	$236	$158,914	$1,752
Corporate asset impairment charges	20,107	—	20,107	—
Headcount actions and related severance	6,911	2,760	19,098	1,889
Professional services	3,544	3,608	4,034	3,648
Technology	218	2,881	399	7,102
Loss on classification of assets held for sale	—	7,338	—	5,199
Other	1,668	(128)	1,672	114
Total included in operating profit (loss)	189,255	16,695	204,224	19,704
Loss on extinguishment of debt included in other expenses	—	—	—	8,466
Gain on final settlement of cross currency swap contracts included in other expenses	—	—	—	(116)
Gain on final settlement of cross currency swap contracts included in interest expense, net	—	—	—	(1,254)
Total included in income (loss) from continuing operations before income taxes	189,255	16,695	204,224	26,800
Tax effect on actions	—	—	—	—
Total restructuring and other action-related charges included in loss from continuing operations	$189,255	$16,695	$204,224	$26,800
As a result of and related to the pending sale of the global Champion business and the completed exit of the U.S.-based outlet store business in July 2024, the Company began implementing significant restructuring and consolidation efforts within its supply chain network, both manufacturing and distribution, as well as corporate cost and headcount reductions to align the Company’s network and improve its overall cost structure within continuing operations to drive stronger operating performance and margin expansion.
Restructuring and other action-related charges within operating profit (loss) were $189,255 and $16,695 in the quarters ended June 29, 2024 and July 1, 2023, respectively, and $204,224 and $19,704 in the six months ended June 29, 2024 and July 1, 2023, respectively. These charges primarily included the following:
•Supply chain restructuring and consolidation charges in the quarter and six months ended June 29, 2024 were $156,807 and $158,914, respectively, including the following charges which were incurred in the quarter and six months ended June 29, 2024:
◦$78,226 reflected in the “Cost of Sales” line in the Condensed Consolidated Statements of Operations, primarily related to charges of $48,000 to write down inventory as a result of further SKU rationalization efforts and $26,000 for severance and related employee actions for impacted supply chain facilities and
◦$78,581 reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations, primarily related to charges of $72,047 for impairment of an owned facility that was classified as held for sale and a right of use asset for which the leased facility was not in operation.
•Corporate asset impairment charges in quarter and six months ended June 29, 2024 were $20,107, respectively, which included the following:
◦$10,395 reflected in the “Cost of sales” line in the Condensed Consolidated Statements of Operations, primarily related to a contract termination and
◦$9,712 reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations, primarily related to charges for impairment of the Company’s headquarters location that was classified as held for sale.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
•Headcount actions and related severance charges were $6,911 and $2,760 in the quarters ended June 29, 2024 and July 1, 2023 respectively, and $19,098 and $1,889 in the six months ended June 29, 2024 and July 1, 2023, respectively, which are primarily reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations, related to headcount actions and related severance resulting from operating model initiatives.
•Restructuring and other action-related charges in the quarter and six months ended July 1, 2023 included a non-cash loss of $7,338 and $5,199, respectively, which is reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations, to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting primarily from changes in carrying value due to changes in working capital. See Note “Assets and Liabilities of Businesses Held for Sale” for additional information regarding the U.S. Sheer Hosiery business.
The remaining restructuring and other action-related charges within operating profit (loss) include technology charges, which relate to the implementation of the Company’s technology modernization initiative including the implementation of a global enterprise resource planning platform, and charges for professional services primarily including consulting and advisory services related to restructuring activities. Supply chain restructuring and consolidation charges in the quarter and six months ended July 1, 2023 represent supply chain segmentation to restructure and position the Company’s distribution and manufacturing network to align with its demand trends.
In the six months ended July 1, 2023, the Company recorded a charge of $8,466 in restructuring and other action-related charges related to the redemption of its 4.625% Senior Notes and 3.5% Senior Notes. The charge, which is recorded in the “Other expenses” line in the Condensed Consolidated Statements of Operations, included a payment of $4,632 for a required make-whole premium related to the redemption of the 3.5% Senior Notes and a non-cash charge of $3,834 for the write-off of unamortized debt issuance costs related to the redemption of the 4.625% Senior Notes and the 3.5% Senior Notes. See Note “Debt” for additional information. Additionally, in the six months ended July 1, 2023, in connection with the redemption of the 3.5% Senior Notes, the Company unwound the related cross-currency swap contracts previously designated as cash flow hedges and the remaining gain in AOCI of $1,254 was released into earnings at the time of settlement which is recorded in the “Interest expense, net” line in the Condensed Consolidated Statements of Operations. See Note “Financial Instruments and Risk Management” for additional information.
At December 30, 2023, the Company had an accrual of $10,890 for expected benefit payments related to actions taken in prior years. During the six months ended June 29, 2024, the Company approved headcount actions and related severance to align its workforce and manufacturing and distribution network with its strategic initiatives resulting in charges of $61,338 for employee termination and other benefits for employees affected by the actions. The Company recorded $26,000 of these charges in the “Cost of sales” line, $22,737 in the “Selling, general and administrative expenses” line, and $12,601 in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations in the six months ended June 29, 2024. The charges related to continuing operations, which totaled $48,737 in the six months ended June 29, 2024, are included in the “Supply chain restructuring and consolidation” and the “Headcount actions and related severance” lines in the restructuring and other action-related charges table above. During the six months ended June 29, 2024, the Company made benefit payments and other adjustments of $13,044, resulting in an ending accrual of $59,184 which is included in the “Accrued liabilities” line of the Condensed Consolidated Balance Sheets at June 29, 2024.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated interim financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 30, 2023, which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for the full year or any other future periods, and our actual results may differ materially from those expressed in or implied by the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those listed under Part I, Item 1A. “Risk Factors” and included elsewhere in our Annual Report on Form 10-K for the year ended December 30, 2023. In particular, among others, statements with respect to trends associated with our business, our key business strategies, the pending sale of the global Champion business, our expectations regarding liquidity and our ability to maintain compliance with the covenants in our Senior Secured Credit Facility (as defined below) and our future financial performance included in this MD&A are forward-looking statements.
Overview
Hanesbrands Inc. (collectively with its subsidiaries, “we,” “us,” “our,” or the “Company”) is a socially responsible global leader in branded everyday apparel in the Americas, Australia and Asia, under some of the world’s strongest apparel brands, including Hanes, Bonds, Bali, Maidenform, Bras N Things, Playtex, Wonderbra, Berlei, Comfortwash and JMS/Just My Size. We primarily design, manufacture, source and sell a broad range of innerwear apparel, such as T-shirts, bras, panties, shapewear, underwear and socks, as well as other apparel products that are manufactured or sourced in our low-cost global supply chain. Our products are broadly distributed and available to consumers where, when and how they want to shop, including in mass merchants, mid-tier and department stores, specialty stores, company-owned retail stores as well as e-commerce sites, both retailer and company-owned websites. Our portfolio of leading brands is designed to address the needs and wants of various consumer segments across a broad range of basic apparel products and our brands have strong consumer positioning that helps distinguish them from competitors.
Our Key Business Strategies
Our business strategy integrates our brand superiority, industry-leading innovation and low-cost global supply chain to provide higher value products while lowering production costs. We operate primarily in the global innerwear apparel category, along with smaller operations within other apparel categories. These are stable, heavily branded categories where we have a strong consumer franchise based on a global portfolio of industry-leading brands that we have built over multiple decades, through hundreds of millions of direct interactions with consumers. Our business strategy is based on becoming a consumer-focused company that generates consistent growth and returns over time. We are focused to re-energize and reignite our Innerwear business by delivering consumer-driven innovation and attracting younger consumers; to become a more consumer-focused organization that delivers products consumers want; and, to simplify our business and our portfolio. The key enablers to unlock our growth opportunities include restructuring and consolidating our global supply chain, increasing revenue-generating investments in our brands, technology and people, as well as building a winning culture.
Over the last three years, we have experienced several unanticipated challenges, including significant cost inflation, market disruption and consumer-demand headwinds. Despite the challenging global operating environment, we have been able to balance the near-term management of the business with making the long-term investments necessary to execute our strategy and transform the Company. During this time, we have made meaningful progress on several of our strategic initiatives. We have pivoted our U.S. Innerwear business back to gaining market share, which has been driven by the launch of new product innovation, increased marketing investments in our brands and improved on-shelf product availability. We have simplified our portfolio by selling our European Innerwear and U.S. Sheer Hosiery businesses. Additionally, in July 2024, we entered into a purchase agreement and completed the exit of the U.S.-based outlet store business. We have also simplified our business by improving inventory management capabilities, including SKU reduction and disciplined lifecycle management, as well as globalizing our innerwear design and innovation processes. We have segmented our supply chain, which has reduced lead times, improved efficiencies and reduced costs and most recently, we have begun implementing a significant restructuring and consolidation initiative to further simplify and reduce cost within our supply chain and corporate functions within the continuing operations to drive stronger operating performance and margin expansion. We have also increased investments in brand marketing, technology, digital tools and talent. We remain highly confident that our strong brand portfolio, world-class supply chain and diverse category and geographic footprint will help us deliver long-term growth and create stockholder value over time.

In September 2023, we announced that our Board of Directors and executive leadership team, with the assistance of financial and legal advisors, were undertaking an evaluation of strategic alternatives for the global Champion business. As part of this process, the Board of Directors considered a broad range of alternatives to maximize shareholder value and also considered an evaluation of the strategic alternatives for the U.S.-based outlet store business impacted by the global Champion business. In the second quarter of 2024, we reached the decision to exit the global Champion and U.S.-based outlet store businesses. At that time, we announced that we had reached an agreement to sell the global Champion business to Authentic Brands Group LLC (“Authentic”). Under the agreement, Authentic will purchase the intellectual property and certain operating assets of, and will assume certain liabilities of, the global Champion business for an estimated transaction value of $1.2 billion, subject to final adjustments, with the potential to reach up to $1.5 billion through additional contingent cash consideration of up to $300 million. We plan to use the estimated net sale proceeds of $900 million, including working capital adjustments and customary transaction costs and excluding any additional cash consideration, to pay down a portion of our outstanding term debt as required by the senior secured credit facility (“Senior Secured Credit Facility”). The transaction is expected to close in the second half of 2024. After the closing of the transaction, we will provide certain transition services to Authentic and will continue to operate the global Champion business in certain sectors and geographies through a transition period ending on January 31, 2025 (the “Deferred Business”). At the end of the transition period, Authentic will purchase from us the remaining inventory of the Deferred Business. The transaction excludes the net operating assets of the Champion business in Japan, which we will retain and continue to operate as a licensee of Authentic for a temporary period of time and ultimately transition the operations to Authentic after January 2025 pursuant to the terms of a license agreement to be entered into at the closing of the transaction.
In the second quarter of 2024, we began actively marketing our U.S.-based outlet store business to prospective buyers. In July 2024, we entered into a purchase agreement with Restore Capital (HCR Stores), LLC (“Restore”), an affiliate of Hilco Merchant Resources, LLC and completed the exit of our U.S.-based outlet store business. Under the purchase agreement, we agreed to pay Restore $12 million at closing and an additional $3 million in January 2025 and to provide certain inventory to Restore, in exchange for Restore agreeing to assume the operations and certain liabilities of our U.S.-based outlet store business. The agreement with Restore does not include the Champion-branded U.S. retail stores, which will be addressed in accordance with the purchase agreement governing the pending sale of the global Champion business to Authentic.
We determined that the exit of the global Champion and U.S.-based outlet store businesses represented multiple components of a single strategic plan that met held-for-sale and discontinued operations accounting criteria at the end of the second quarter of 2024. Accordingly, we began to separately report the results of the global Champion and U.S.-based outlet store businesses as discontinued operations in the Condensed Consolidated Statements of Operations and to present the related assets and liabilities as held for sale in the Condensed Consolidated Balance Sheets. These changes have been applied to all periods presented. Unless otherwise noted, discussion within this MD&A relates to continuing operations. See Note “Assets and Liabilities of Businesses Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information about discontinued operations.
As previously disclosed, we completed the sale of our U.S. Sheer Hosiery business on September 29, 2023. The related assets and liabilities of our U.S. Sheer Hosiery business were presented as held for sale in the Condensed Consolidated Balance Sheets at July 1, 2023. The operations of our U.S. Sheer Hosiery business were reported in Other for the second quarter and six months of 2023 in Note “Business Segment Information” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q. See Note “Assets and Liabilities of Businesses Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
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

Our Segments
In the second quarter of 2024, we realigned our segment reporting as a result of the pending sale of the global Champion business as discussed in Note “Assets and Liabilities of Businesses Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q. While the global Champion business was reflected within all reportable segments prior to its reclassification to discontinued operations, the U.S. Champion business made up the majority of our former Activewear segment. Accordingly, the former Activewear segment has been eliminated and the segment information herein excludes the results of the global Champion business for all periods presented. As a result of the strategic shift and resulting reorganization, the chief executive officer, who is our chief operating decision maker, began reviewing all U.S. innerwear and U.S. activewear operations together as one U.S. operating segment. As a result of these changes, our operations are now managed and reported in two operating segments, each of which is a reportable segment for financial reporting purposes: U.S. and International. These changes have been applied to all periods presented. These segments are organized and managed principally by geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms.
Other consists of our U.S. Sheer Hosiery business which was sold on September 29, 2023 and certain sales from our supply chain to the European Innerwear business which was sold on March 5, 2022. Our U.S.-based outlet store business was also reflected in Other prior to its reclassification to discontinued operations in the second quarter of 2024 as discussed in Note “Assets and Liabilities of Businesses Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q. As a result of this reclassification, the results of the U.S.-based outlet store business are excluded from the segment information herein for all periods presented.
Ransomware Attack
As previously disclosed, on May 24, 2022, we identified that we had become subject to a ransomware attack (the “2022 ransomware attack”) and activated our incident response and business continuity plans designed to contain the incident. As part of our forensic investigation and assessment of the impact, we determined that certain of our information technology systems were affected by the ransomware attack.
Upon discovering the incident, which has been contained, we took a series of measures to further safeguard the integrity of our information technology systems, including working with cybersecurity experts to contain the incident and implementing business continuity plans to restore and support continued operations. There is no ongoing operational impact on our ability to provide our products and services. We maintain insurance, including coverage for cyber-attacks, subject to certain deductibles and policy limitations, in an amount that we believe appropriate.
During the second quarter and six months of 2023, we received business interruption insurance proceeds of $6 million and incurred costs of $1 million, net of expected insurance recoveries, related primarily to legal fees associated with the 2022 ransomware attack. The insurance proceeds received during the second quarter and six months of 2023 were related primarily to the recovery of lost profit from 2022 business interruptions and are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Operations in the second quarter and six months of 2023. The legal fees and the offsetting expected insurance recoveries are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations in the second quarter and six months of 2023.
Impact of the Macroeconomic Pressures on Our Business
The global macroeconomic pressures continue to impact our business operations and financial results, as described in more detail under “Condensed Consolidated Results of Operations - Second Quarter Ended June 29, 2024 Compared with Second Quarter Ended July 1, 2023” and “Condensed Consolidated Results of Operations - Six Months Ended June 29, 2024 Compared with Six Months Ended July 1, 2023” below, primarily through consumer-demand headwinds and increased interest rates which has pressured sales and resulted in higher operating and financing costs causing pressure on net operating results. Despite the challenging global operating environment, we have been able to balance near term management of the business with implementing changes to execute our strategy to transform the Company. We have simplified the business by improving inventory management capabilities through continued SKU discipline and lifecycle management. Gross and operating margin pressures began to ease in the second half of 2023 and continued in 2024 as lower cost inventory was sold and we benefited from various cost savings initiatives. The future impact of the global macroeconomic pressures, including consumer demand headwinds and higher interest rates, remain highly uncertain, and our business and results of operations, including our net revenues, earnings and cash flows, could continue to be adversely impacted. See the related risk factors under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2023.

Seasonality and Other Factors
Our operating results are typically subject to some variability due to seasonality and other factors. For instance, we have historically generated higher sales during the back-to-school and holiday shopping seasons. Our diverse range of product offerings, however, typically mitigates some of the impact of seasonal changes in demand for certain items. Sales levels in any period are also impacted by our customers’ decisions to increase or decrease their inventory levels of our categories in response to anticipated consumer demand or the overall inventory levels of their other product categories. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. Media, advertising and promotion expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.
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
Changes in product sales mix can impact our gross profit as the percentage of our sales attributable to higher margin products, such as intimate apparel and men’s underwear, and lower margin products, such as basic apparel, fluctuate from time to time. In addition, sales attributable to higher and lower margin products within the same product category fluctuate from time to time. Our customers may change the mix of products ordered with minimal notice to us, which makes trends in product sales mix difficult to predict. However, certain changes in product sales mix are seasonal in nature, as sales of socks generally have higher sales during the last two quarters (July to December) of each fiscal year as a result of cooler weather, back-to-school shopping and holidays, while other changes in product mix may be attributable to consumers’ preferences and discretionary spending.
Key Financial Results from the Second Quarter Ended June 29, 2024
Key financial results are as follows:
•Total net sales in the second quarter of 2024 were $1.00 billion, compared with $1.04 billion in the same period of 2023, representing a 4% decrease.
•Operating profit (loss) decreased 190% to $(63) million in the second quarter of 2024, compared with $70 million in the same period of 2023. As a percentage of sales, operating loss was (6.3)% in the second quarter of 2024, representing a decrease compared to operating profit of 6.8% in the same period of 2023.
•Diluted loss per share from continuing operations was $(0.39) in the second quarter of 2024 compared with $(0.03) in the same period of 2023.

Condensed Consolidated Results of Operations — Second Quarter Ended June 29, 2024 Compared with Second Quarter Ended July 1, 2023

	Quarters Ended
	June 29, 2024	July 1, 2023	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$995,393	$1,035,004	$(39,611)	(3.8)%
Cost of sales	688,320	678,211	10,109	1.5
Gross profit	307,073	356,793	(49,720)	(13.9)
Selling, general and administrative expenses	370,202	286,860	83,342	29.1
Operating profit (loss)	(63,129)	69,933	(133,062)	(190.3)
Other expenses	10,785	7,239	3,546	49.0
Interest expense, net	50,299	58,718	(8,419)	(14.3)
Income (loss) from continuing operations before income taxes	(124,213)	3,976	(128,189)	(3,224.1)
Income tax expense	12,332	12,826	(494)	(3.9)
Loss from continuing operations	(136,545)	(8,850)	(127,695)	1,442.9
Loss from discontinued operations, net of tax	(161,835)	(13,614)	(148,221)	NM
Net loss	$(298,380)	$(22,464)	$(275,916)	1,228.3%
Net Sales
Net sales decreased 4% during the second quarter of 2024 compared to the second quarter of 2023 primarily due to the continued macro-driven slowdown impacting consumer spending across segments, higher than anticipated level of inventory management actions by select retailers in the U.S. segment, the divestiture of the U.S. Sheer Hosiery business in prior year and the unfavorable impact from foreign currency exchange rates in our International business of approximately $15 million.
Operating Profit (Loss)
Operating loss as a percentage of net sales was (6.3)% during the second quarter of 2024, representing a decrease from operating profit as a percentage of net sales of 6.8% in the second quarter of 2023. The operating margin decline primarily resulted from an increase in restructuring and other action-related charges included in operating profit (loss) to $189 million in the second quarter of 2024 compared to $17 million in the second quarter of 2023 which resulted in a decline in operating margin of approximately 1,740 basis points. In addition, the operating margin decline resulted from approximately 125 basis points of increased advertising expense partially offset by approximately 565 basis points from the reduction in input costs.
Other Highlights
Other Expenses – Other expenses increased $4 million in the second quarter of 2024 compared to the second quarter of 2023 primarily due to higher funding fees for sales of accounts receivable to financial institutions and higher pension expense in the second quarter of 2024.
Interest Expense – Interest expense from continuing operations was $50 million and $59 million in the second quarters of 2024 and 2023, respectively, representing a decrease of approximately $8 million. The interest expense from continuing operations excludes $18 million and $17 million in the second quarters of 2024 and 2023, respectively, which was allocated to discontinued operations due to the requirement to pay down a portion of our outstanding term debt under the Senior Secured Credit Facility with the estimated net sale proceeds from the pending sale of the global Champion business. Combined interest expense from continuing and discontinued operations decreased $7 million in the second quarter of 2024 compared to the second quarter of 2023 primarily due to lower weighted average outstanding debt balances partially offset by a higher weighted average interest rate on our borrowings during the second quarter of 2024. Our combined weighted average interest rate, including the portion of interest expense that was allocated to discontinued operations, on our outstanding debt was 7.51% for the second quarter of 2024 compared to 7.23% for the second quarter of 2023.
Income Tax Expense – In the second quarter of 2024, income tax expense was $12 million, resulting in an effective income tax rate of (9.9)% and in the second quarter of 2023, income tax expense was $13 million, resulting in an effective income tax rate of 322.6%. Our effective tax rates for the second quarters of 2024 and 2023 primarily differ from the U.S. statutory rate due to valuation allowances against certain net deferred tax assets. Additionally, we had favorable discrete items of $2 million in the second quarter of 2024 and minimal favorable discrete items in the second quarter of 2023.

Discontinued Operations – The results of our discontinued operations include the operations of our global Champion and U.S.-based outlet store businesses which we reached the decision to exit in the second quarter of 2024 as a result of our announcement that we reached an agreement to sell the global Champion business to Authentic. See Note “Assets and Liabilities of Businesses Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information related to discontinued operations.
Operating Results by Business Segment — Second Quarter Ended June 29, 2024 Compared with Second Quarter Ended July 1, 2023

	Net Sales
	Quarters Ended
	June 29, 2024	July 1, 2023	Higher (Lower)	Percent Change
	(dollars in thousands)
U.S.	$740,154	$751,049	$(10,895)	(1.5)%
International	254,539	264,406	(9,867)	(3.7)
Other	700	19,549	(18,849)	(96.4)
Total	$995,393	$1,035,004	$(39,611)	(3.8)%

	Operating Profit (Loss) and Margin
	Quarters Ended
	June 29, 2024		July 1, 2023		Higher (Lower)	Percent Change
	(dollars in thousands)
U.S.	$158,214	21.4%	$125,154	16.7%	$33,060	26.4%
International	30,542	12.0	21,701	8.2	8,841	40.7
Other	(130)	(18.6)	(1,721)	(8.8)	1,591	(92.4)
Corporate	(251,755)	NM	(75,201)	NM	(176,554)	234.8
Total	$(63,129)	(6.3)%	$69,933	6.8%	$(133,062)	(190.3)%
U.S.
U.S. net sales decreased 1.5% compared to the second quarter of 2023 primarily due to higher than anticipated level of inventory management actions by select retailers and consumer-demand headwinds resulting from macroeconomic pressures.
U.S. operating margin was 21.4%, an increase from 16.7% in the second quarter of 2023. The operating margin improvement primarily resulted from approximately 615 basis points from a reduction in input costs partially offset by approximately 160 basis points of increased advertising expense.
International
Net sales in the International segment decreased 4% compared to the second quarter of 2023 due to macroeconomic pressures impacting consumer sentiment in Australia and unfavorable foreign currency exchange rates partially offset by growth in Latin America and Japan. The unfavorable impact of foreign currency exchange rates decreased net sales by approximately $15 million in the second quarter of 2024. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, increased 2%. The impact of foreign currency exchange rates is calculated by applying prior period exchange rates to the current year financial results. We believe constant-currency information is useful to management and investors to facilitate comparison of operating results and better identify trends in our businesses.
International operating margin was 12.0%, an increase from 8.2% in the second quarter of 2023. The operating margin improvement primarily resulted from approximately 340 basis points from a reduction in input costs.
Other
Other net sales decreased in the second quarter of 2024 compared to the second quarter of 2023 primarily as a result of decreased hosiery sales as we completed the sale of our U.S. Sheer Hosiery business on September 29, 2023. The operating results are related to short term transitional services associated with the U.S. Sheer Hosiery business.

Corporate
Corporate expenses included in operating profit (loss) were higher in the second quarter of 2024 compared to the second quarter of 2023 primarily due to higher restructuring and other action-related charges and the receipt of a portion of our business interruption insurance proceeds during the second quarter of 2023 related to the ransomware attack which occurred during the second quarter of 2022.
As a result of and related to the pending sale of the global Champion business and the completed exit of the U.S.-based outlet store business in July 2024, we began implementing significant restructuring and consolidation efforts within our supply chain network, both manufacturing and distribution, as well as corporate cost and headcount reductions to align our network and improve our overall cost structure within continuing operations to drive stronger operating performance and margin expansion. Restructuring and other action-related charges within operating profit (loss) were $189 million and $17 million in the second quarters of 2024 and 2023, respectively, which primarily included the following:
•Supply chain restructuring and consolidation charges of $157 million in the second quarter of 2024, including:
◦$78 million primarily related to charges of $48 million to write down inventory as a result of further SKU rationalization efforts and $26 million for severance and related employee actions for impacted supply chain facilities and
◦$79 million primarily related to charges of $72 million for impairment of an owned facility that was classified as held for sale and a right of use asset for which the leased facility was not in operation.
•Corporate asset impairment charges of $20 million in the second quarter of 2024, including:
◦$10 million primarily related to a contract termination and
◦$10 million primarily related to charges for impairment of our headquarters location that was classified as held for sale.
•Headcount actions and related severance charges of $7 million and $3 million in second quarters of 2024 and 2023, respectively, related to headcount actions and related severance resulting from operating model initiatives.
•Restructuring and other action-related charges in the second quarter of 2023 included a non-cash loss of $7 million to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting primarily from changes in carrying value due to changes in working capital. See Note “Assets and Liabilities of Businesses Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the U.S. Sheer Hosiery business.
The remaining restructuring and other action-related charges within operating profit (loss) include technology charges which relate to the implementation of our technology modernization initiative including the implementation of a global enterprise resource planning platform and charges for professional services primarily including consulting and advisory services related to restructuring activities. Supply chain restructuring and consolidation charges in the second quarter of 2023 represent supply chain segmentation to restructure and position our distribution and manufacturing network to align with our demand trends.
During the second quarter of 2023, we received business interruption insurance proceeds of $6 million and incurred costs of $1 million, net of expected insurance recoveries, related primarily to legal fees associated with the 2022 ransomware attack. The insurance proceeds received during the second quarter of 2023 were related primarily to the recovery of lost profit from 2022 business interruptions and are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Operations in the second quarter of 2023. The legal fees and the offsetting expected insurance recoveries are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations in the second quarter of 2023.

The components of restructuring and other action-related charges were as follows:

	Quarters Ended
	June 29, 2024	July 1, 2023
	(dollars in thousands)
Restructuring and other action-related charges:
Supply chain restructuring and consolidation	$156,807	$236
Corporate asset impairment charges	20,107	—
Headcount actions and related severance	6,911	2,760
Professional services	3,544	3,608
Technology	218	2,881
Loss on classification of assets held for sale	—	7,338
Other	1,668	(128)
Total included in operating profit (loss)	189,255	16,695
Tax effect on actions	—	—
Total restructuring and other action-related charges included in loss from continuing operations	$189,255	$16,695

Condensed Consolidated Results of Operations — Six Months Ended June 29, 2024 Compared with Six Months Ended July 1, 2023

	Six Months Ended
	June 29, 2024	July 1, 2023	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,773,606	$1,919,034	$(145,428)	(7.6)%
Cost of sales	1,157,218	1,279,862	(122,644)	(9.6)
Gross profit	616,388	639,172	(22,784)	(3.6)
Selling, general and administrative expenses	640,409	543,695	96,714	17.8
Operating profit (loss)	(24,021)	95,477	(119,498)	(125.2)
Other expenses	20,014	21,977	(1,963)	(8.9)
Interest expense, net	100,905	103,938	(3,033)	(2.9)
Loss from continuing operations before income taxes	(144,940)	(30,438)	(114,502)	376.2
Income tax expense	22,215	29,006	(6,791)	(23.4)
Loss from continuing operations	(167,155)	(59,444)	(107,711)	181.2
Income (loss) from discontinued operations, net of tax	(170,347)	2,576	(172,923)	(6,712.8)
Net loss	$(337,502)	$(56,868)	$(280,634)	493.5%
Net Sales
Net sales decreased 8% during the six months of 2024 compared to the six months of 2023 primarily due to the continued macro-driven slowdown impacting consumer spending across segments, higher than anticipated level of inventory management actions by select retailers in the U.S. segment, the divestiture of the U.S. Sheer Hosiery business in prior year and the unfavorable impact from foreign currency exchange rates in our International business of approximately $31 million.
Operating Profit (Loss)
Operating loss as a percentage of net sales was (1.4)% during the six months of 2024, representing a decrease from operating profit as a percentage of net sales of 5.0% in the six months of 2023. The operating margin decline primarily resulted from an increase in restructuring and other action-related charges included in operating profit (loss) to $204 million in the six months of 2024 from $20 million in the six months of 2023, which resulted in a decline in operating margin of approximately 1,049 basis points. In addition, the operating margin decline resulted from approximately 155 basis points of increased advertising expense partially offset by approximately 580 basis points from the reduction in input costs.

Other Highlights
Other Expenses – Other expenses decreased $2 million in the six months of 2024 compared to the six months of 2023 primarily due to recording charges of nearly $9 million as a result of the redemption of our 4.625% Senior Notes and our 3.5% Senior Notes in the first quarter of 2023. The charges included a payment of $5 million for a required make-whole premium related to the redemption of the 3.5% Senior Notes and non-cash charges of $4 million for the write-off of unamortized debt issuance costs. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information. This decrease in other expenses was partially offset by higher funding fees for sales of accounts receivable to financial institutions and higher pension expense in the six months of 2024.
Interest Expense – Interest expense from continuing operations was $101 million and $104 million in the six months of 2024 and 2023, respectively, representing a decrease of $3 million. The interest expense from continuing operations excludes $36 million and $30 million in the six months of 2024 and 2023, respectively, which was allocated to discontinued operations due to the requirement to pay down a portion of outstanding term debt under the Senior Secured Credit Facility with the estimated net sale proceeds from the pending sale of the global Champion business. As a result, the $3 million decrease in interest expense from continuing operations in the six months of 2024 compared to the six months of 2023 was primarily due to a higher proportion of interest expense being allocated to discontinued operations. Combined interest expense from continuing and discontinued operations increased $2 million in the six months of 2024 compared to the six months of 2023 primarily due to a higher weighted average interest rate on our borrowings partially offset by lower weighted average outstanding debt balances during the six months of 2024. Our combined weighted average interest rate, including the portion of interest expense that was allocated to discontinued operations, on our outstanding debt was 7.59% for the six months of 2024 compared to 6.51% for the six months of 2023.
Income Tax Expense – In the six months of 2024, income tax expense was $22 million, resulting in an effective income tax rate of (15.3)% and in the six months of 2023, income tax expense was $29 million, resulting in an effective income tax rate of (95.3)%. Our effective tax rates for the six months of 2024 and the six months of 2023 primarily differ from the U.S. statutory rate due to valuation allowances against certain net deferred tax assets. Additionally, we had favorable discrete items of $2 million in the six months of 2024 and unfavorable discrete items of $8 million in the six months of 2023.
Discontinued Operations – The results of our discontinued operations include the operations of our global Champion and U.S.-based outlet store businesses which we reached the decision to exit in the second quarter of 2024 as a result of our announcement that we reached an agreement to sell the global Champion business to Authentic. See Note “Assets and Liabilities of Businesses Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information related to discontinued operations.
Operating Results by Business Segment — Six Months Ended June 29, 2024 Compared with Six Months Ended July 1, 2023

	Net Sales
	Six Months Ended
	June 29, 2024	July 1, 2023	Higher (Lower)	Percent Change
	(dollars in thousands)
U.S.	$1,284,045	$1,350,933	$(66,888)	(5.0)%
International	488,088	520,745	(32,657)	(6.3)
Other	1,473	47,356	(45,883)	(96.9)
Total	$1,773,606	$1,919,034	$(145,428)	(7.6)%

	Operating Profit (Loss) and Margin
	Six Months Ended
	June 29, 2024		July 1, 2023		Higher (Lower)	Percent Change
	(dollars in thousands)
U.S.	$256,477	20.0%	$191,761	14.2%	$64,716	33.7%
International	51,040	10.5	44,245	8.5	6,795	15.4
Other	551	37.4	(212)	(0.4)	763	(359.9)
Corporate	(332,089)	NM	(140,317)	NM	(191,772)	136.7
Total	$(24,021)	(1.4)%	$95,477	5.0%	$(119,498)	(125.2)%

U.S.
U.S. net sales decreased 5.0% compared to the six months of 2023 primarily due to higher than anticipated level of inventory management actions by select retailers and consumer-demand headwinds resulting from macroeconomic pressures.
U.S. operating margin was 20.0, an increase from 14.2% in the six months of 2023. The operating margin improvement primarily resulted from approximately 690 basis points from a reduction in input costs partially offset by approximately 210 basis points of increased advertising expense.
International
Net sales in the International segment decreased 6% compared to the six months of 2023 due to macroeconomic pressures impacting consumer sentiment in Australia and unfavorable foreign currency exchange rates. The unfavorable impact of foreign currency exchange rates decreased net sales approximately $31 million in the six months of 2024. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, decreased less than 1%. The impact of foreign currency exchange rates is calculated by applying prior period exchange rates to the current year financial results. We believe constant-currency information is useful to management and investors to facilitate comparison of operating results and better identify trends in our businesses.
International operating margin was 10.5%, an increase from 8.5% in the six months of 2023. The operating margin improvement primarily resulted from approximately 225 basis points from a reduction in input costs partially offset by approximately 30 basis points due to the deleverage of selling, general and administrative expenses resulting from the decline in sales volume.
Other
Other net sales decreased in the six months of 2024 compared to the six months of 2023 primarily as a result of decreased hosiery sales as we completed the sale of our U.S. Sheer Hosiery business on September 29, 2023. The operating results are related to short term transitional services associated with the U.S. Sheer Hosiery business.
Corporate
Corporate expenses included in operating profit (loss) were higher in the six months of 2024 compared to the six months of 2023 primarily due to higher restructuring and other action-related charges and the receipt of a portion of our business interruption insurance proceeds during the second quarter of 2023 related to the ransomware attack which occurred during the second quarter of 2022.
As a result of and related to the pending sale of the global Champion business and the completed exit of the U.S.-based outlet store business in July 2024, we began implementing significant restructuring and consolidation efforts within our supply chain network, both manufacturing and distribution, as well as corporate cost and headcount reductions to align our network and improve our overall cost structure within continuing operations to drive stronger operating performance and margin expansion. Restructuring and other action-related charges within operating profit (loss) were $204 million and $20 million in the six months of 2024 and 2023, respectively, which primarily included the following:
•Supply chain restructuring and consolidation charges of $159 million in the six months of 2024, of which $157 million of the charges were incurred in the second quarter including:
◦$78 million primarily related to charges of $48 million to write down inventory as a result of further SKU rationalization efforts and $26 million for severance and related employee actions for impacted supply chain facilities and
◦$79 million primarily related to charges of $72 million for impairment of an owned facility that was classified as held for sale and a right of use asset for which the leased facility was not in operation.
•Corporate asset impairment charges of $20 million in the six months of 2024, including:
◦$10 million primarily related to a contract termination and
◦$10 million primarily related to charges for impairment of our headquarters location that was classified as held for sale.
•Headcount actions and related severance charges of $19 million and $2 million in the six months of 2024 and 2023, respectively, related to headcount actions and related severance resulting from operating model initiatives.

•Restructuring and other action-related charges in the six months of 2023 included a non-cash loss of $5 million to adjust the valuation allowance related to the U.S. Sheer Hosiery business resulting primarily from changes in carrying value due to changes in working capital. See Note “Assets and Liabilities of Businesses Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the U.S. Sheer Hosiery business.
The remaining restructuring and other action-related charges within operating profit (loss) include technology charges which relate to the implementation of our technology modernization initiative including the implementation of a global enterprise resource planning platform and charges for professional services primarily including consulting and advisory services related to restructuring activities. Supply chain restructuring and consolidation charges in the six months of 2023 represent supply chain segmentation to restructure and position our distribution and manufacturing network to align with our demand trends.
During the six months of 2023, we received business interruption insurance proceeds of $6 million and incurred costs of $1 million, net of expected insurance recoveries, related primarily to legal fees associated with the 2022 ransomware attack. The insurance proceeds received during the six months of 2023 were related primarily to the recovery of lost profit from 2022 business interruptions and are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Operations in the six months of 2023. The legal fees and the offsetting expected insurance recoveries are reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations in the six months of 2023.
The components of restructuring and other action-related charges were as follows:

	Six Months Ended
	June 29, 2024	July 1, 2023
	(dollars in thousands)
Restructuring and other action-related charges:
Supply chain restructuring and consolidation	$158,914	$1,752
Corporate asset impairment charges	20,107	—
Headcount actions and related severance	19,098	1,889
Professional services	4,034	3,648
Technology	399	7,102
Loss on classification of assets held for sale	—	5,199
Other	1,672	114
Total included in operating profit (loss)	204,224	19,704
Loss on extinguishment of debt included in other expenses	—	8,466
Gain on final settlement of cross currency swap contracts included in other expenses	—	(116)
Gain on final settlement of cross currency swap contracts included in interest expense, net	—	(1,254)
Total included in income (loss) from continuing operations before income taxes	204,224	26,800
Tax effect on actions	—	—
Total restructuring and other action-related charges included in loss from continuing operations	$204,224	$26,800
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

Our primary financing arrangements are our Senior Secured Credit Facility, our 9.000% senior notes due in 2031 (the “9.000% Senior Notes”), our 4.875% senior notes due in 2026 (the “4.875% Senior Notes”) and our accounts receivable securitization facility due in 2025 (the “ARS Facility”). The Senior Secured Credit Facility consists of a $1 billion revolving loan facility due in 2026 (the “Revolving Loan Facility”), a senior secured term loan A facility due in 2026 (the “Term Loan A”), and a senior secured term loan B facility due in 2030 (the “Term Loan B”).
Our primary sources of liquidity are cash generated from global operations and cash available under our Revolving Loan Facility, our ARS Facility and our other international credit facilities.
We had the following borrowing capacity and available liquidity under our credit facilities as of June 29, 2024:

	As of June 29, 2024
	Borrowing Capacity	Available Liquidity
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility(1)	$1,000,000	$996,443
Accounts Receivable Securitization Facility(2)	123,296	123,296
Other international credit facilities(3)	3,649	(4,335)
Total liquidity from credit facilities	$1,126,945	$1,115,404
Cash and cash equivalents		213,767
Total liquidity		$1,329,171

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
•We plan to use the estimated net proceeds from the pending sale of the global Champion business to pay down a portion of our outstanding term debt as required by our Senior Secured Credit Facility.
•The difficult global macroeconomic environment has had, and may continue to have, a negative impact on our business and the businesses of our customers.
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
•We previously launched a series of multi-year cost savings programs and recently began implementing significant restructuring and consolidation efforts within our supply chain network, both manufacturing and distribution, as well as corporate cost and headcount reductions within continuing operations to drive stronger operating performance and margin expansion.
•We expect capital expenditures of approximately $50 million in 2024, including capital expenditures of $40 million within investing cash flow activities and cloud computing arrangements of $10 million within operating cash flow activities.
•In the future, when it aligns with our capital allocation strategy and absent any covenant restrictions, we may pursue strategic business acquisitions.
•We may pursue strategic divestitures, such as the pending sale of our global Champion business and the completed exit of our U.S.-based outlet store business in July 2024.

•We made required cash contributions of approximately $5 million to our U.S. pension plans in the six months of 2024 and expect to make additional required cash contributions of approximately $5 million to our U.S. pension plans for total required cash contributions of $10 million in 2024 based on the preliminary calculation by our actuary. We may also elect to make additional voluntary contributions.
•We may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could impact our effective income tax rate. We have not changed our reinvestment strategy from the prior year with regards to our unremitted foreign earnings and intend to remit foreign earnings totaling $802 million.
Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the six months ended June 29, 2024 and July 1, 2023 was derived from our condensed consolidated interim financial statements.

	Six Months Ended
	June 29, 2024	July 1, 2023
	(dollars in thousands)
Operating activities	$104,597	$132,233
Investing activities	(24,438)	(14,523)
Financing activities	(39,996)	(163,161)
Effect of changes in foreign exchange rates on cash	(12,963)	(1,130)
Change in cash and cash equivalents	27,200	(46,581)
Cash and cash equivalents at beginning of year	205,501	238,413
Cash and cash equivalents at end of period	$232,701	$191,832

Balances included in the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$213,767	$173,415
Cash and cash equivalents included in current assets held for sale	18,934	18,417
Cash and cash equivalents at end of period	$232,701	$191,832
Operating Activities
Our overall liquidity has historically been driven by our cash flow provided by operating activities, which is dependent on net operating results and changes in our working capital. While we typically use cash in the first six months due to normal inventory seasonal builds, we generated cash provided by operating activities in the six months of 2024 and 2023 primarily from working capital management.
Investing Activities
The increase in net cash used by investing activities in the six months of 2024 compared to the six months of 2023 was primarily the result of the final settlement of the cross currency swap contracts previously designated as net investment hedges in connection with the redemption of 3.5% Senior Notes which resulted in a $19 million cash inflow in the six months of 2023 partially offset by the decreased net capital investments in the six months of 2024.
Financing Activities
Net cash used by financing activities of $40 million in the six months of 2024 primarily resulted from total scheduled repayments on the Term Loan A and the Term Loan B of $30 million and net repayments on our ARS Facility. Net cash used by financing activities of $163 million in the six months of 2023 primarily resulted from net repayments of $132 million on our debt facilities and payments of $28 million to refinance our debt structure to provide greater near-term financial flexibility given the uncertainty within the macroeconomic environment, which included a required make-whole premium of $5 million and total capitalized debt issuance costs of $23 million. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
Financing Arrangements
In May 2024, we amended the ARS Facility. This amendment extended the maturity date to May 2025 with no change to the quarterly fluctuating facility limit, which was $200 million as of June 29, 2024. Additionally, the amendment removed the two pricing tiers that were added in the previous amendment, reverting back to a single tier pricing structure. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.

We believe our financing structure provides a secure base to support our operations and key business strategies. As of June 29, 2024, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness. Under the terms of the Senior Secured Credit Facility, among other financial and non-financial covenants, we are required to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio, each of which is defined in the Senior Secured Credit Facility. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility.
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2024.
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
The information presented below supplements the risk factors set forth in our Annual Report on Form 10-K for the year ended December 30, 2023 (the “Form 10-K”). In addition to the risk factor set forth below, refer to Part I, Item 1A., Risk Factors, in the Form 10-K for information regarding other factors that could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse ultimate impact on our business, financial condition, liquidity or results of operations.
Circumstances associated with the divestiture of the global Champion business could adversely affect our results of operations and financial condition.
On June 4, 2024, we entered into a purchase agreement to sell our global Champion business to Authentic. The pending sale of the global Champion business may cause disruptions to our business or business relationships, and may create uncertainty surrounding our ongoing business operations, which could materially and adversely affect our financial condition or results of operations, regardless of whether the disposition is completed, including as a result of the attention of our management being directed to transaction-related considerations and being diverted from the day-to-day operations of our business, third parties seeking alternative relationships or seeking to terminate or renegotiate their relationships with us, and preparing for the post-closing separation of the business. After the closing of the pending sale of the global Champion business, we will provide certain transition services for Champion and will continue to operate the Champion business in certain sectors and geographies through a transition period ending on January 31, 2025. The transaction also excludes the net operating assets of the Champion business in Japan, which we will retain and continue to operate as a licensee of Authentic pursuant to the terms of a license agreement to be entered into with Authentic at the closing of the pending sale of the global Champion business. In the course of performing our obligations under these agreements, we will necessarily allocate certain of our resources, including certain assets and a portion of the time and attention of our management and other associates, towards fulfilling these obligations rather than towards our remaining businesses, which may negatively impact our business, financial condition or results of operations.
There are significant risks and uncertainties associated with the pending disposition. The occurrence, or lack thereof, of certain events, changes or conditions could give rise to the termination of the purchase agreement governing the sale of the global Champion business to Authentic. For instance, there is no assurance that the parties to the purchase agreement will receive the necessary regulatory approvals required to close the pending sale. If the parties fail to obtain such approvals or to meet other conditions necessary to complete the sale as set forth in the purchase agreement, we may not be able to close the transaction and we may not realize the anticipated benefits to our business and financial condition or investor confidence could decline due to negative publicity or otherwise. In addition, in the event we are unable to complete the pending sale of the global Champion business, we will have expended significant management resources in an effort to complete the sale, and we will have incurred significant transaction costs, including legal fees, financial advisor fees and other related costs, without a commensurate benefit. Accordingly, if the pending sale of the global Champion business is not completed on the terms set forth in the purchase agreement, on the expected timetable or at all, our business, results of operations, financial condition and stock price may be materially adversely affected.
If the pending sale of the global Champion business is completed, our operational and financial profile will change upon the disposition. As a result, our diversification of revenue sources will be reduced, and our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and greater risk as a result of the concentration of its business. Moreover, shares of our common stock will represent an investment in a smaller company than in existence today and the potential relative impact of the risks inherent in our remaining businesses may increase.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 29, 2024.

Item 6.	Exhibits

Exhibit Number	Description

2.1
Stock and Asset Purchase Agreement, dated as of June 4, 2024, by and among Hanesbrands Inc., ABG-Sparrow IPCo LLC, and, solely for purposes of Section 11.17, Authentic Brands Group LLC (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2024).**

3.1
Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).

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

10.1
Transaction Incentive Agreement, dated June 4, 2024, by and among Hanesbrands Inc. and Vanessa LeFebvre (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2024).*

31.1	Certification of Stephen B. Bratspies, Chief Executive Officer.

31.2	Certification of M. Scott Lewis, Chief Financial Officer.

32.1	Section 1350 Certification of Stephen B. Bratspies, Chief Executive Officer.

32.2	Section 1350 Certification of M. Scott Lewis, Chief Financial Officer.

101.INS XBRL	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH XBRL	Inline Taxonomy Extension Schema Document

101.CAL XBRL	Inline Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Inline Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Inline Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Inline Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document and included in Exhibit 101)

*	Management contract or compensatory plans or arrangements.
**	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the U.S. Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANESBRANDS INC.

By:	/s/ M. Scott Lewis
M. Scott Lewis Chief Financial Officer and Chief Accounting Officer (Duly authorized officer, principal financial officer and principal accounting officer)
Date: August 8, 2024