Form 10-Q
period 2024-09-28
Hanesbrands Inc.
filed 2024-11-07
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2024, there were 352,495,979 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “could,” “will,” “expect,” “outlook,” “potential,” “project,” “estimate,” “future,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results are forward-looking statements and are subject to risks and uncertainties that could cause actual results to differ materially from those implied or expressed by such statements. These risks and uncertainties include, but are not limited to: our ability to realize the expected benefits from the sale of the global Champion business, which was completed subsequent to our third quarter on September 30, 2024; our ability to successfully operate the Champion business in certain sectors and geographies through a transition period ending on January 31, 2025, and to execute, and realize the expected benefits, successfully, or at all, from the sale of certain remaining assets of the global Champion business at the end of this transition period; our ability to successfully implement our strategic plans, including our supply chain restructuring and consolidation and other cost savings initiatives; trends associated with our business; the rapidly changing retail environment and the level of consumer demand; the effects of any geopolitical conflicts (including the ongoing Russia-Ukraine conflict and Middle East conflicts) or public health emergencies or severe global health crises, including effects on consumer spending, global supply chains, critical supply routes and the financial markets; our ability to deleverage on the anticipated time frame or at all, which could negatively impact our ability to satisfy the financial covenants in our credit agreement or other contractual arrangements; any inadequacy, interruption, integration failure or security failure with respect to our information technology; future intangible assets or goodwill impairment due to changes in our business, market conditions, or other factors, including the sale of the global Champion business; significant fluctuations in foreign exchange rates; legal, regulatory, political and economic risks related to our international operations; our ability to effectively manage our complex international tax structure; and our future financial performance. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements. Such statements speak only as of the date when made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

HANESBRANDS INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$937,103	$961,294	$2,710,709	$2,880,328
Cost of sales	546,663	611,513	1,703,881	1,891,375
Gross profit	390,440	349,781	1,006,828	988,953
Selling, general and administrative expenses	287,442	268,751	927,851	812,446
Operating profit	102,998	81,030	78,977	176,507
Other expenses	9,505	9,079	29,519	31,056
Interest expense, net	48,606	56,648	149,511	160,586
Income (loss) from continuing operations before income taxes	44,887	15,303	(100,053)	(15,135)
Income tax expense	12,508	21,280	34,723	50,286
Income (loss) from continuing operations	32,379	(5,977)	(134,776)	(65,421)
Loss from discontinued operations, net of tax	(2,428)	(32,822)	(172,775)	(30,246)
Net income (loss)	$29,951	$(38,799)	$(307,551)	$(95,667)

Earnings (loss) per share - basic:
Continuing operations	$0.09	$(0.02)	$(0.38)	$(0.19)
Discontinued operations	(0.01)	(0.09)	(0.49)	(0.09)
Net income (loss)	$0.09	$(0.11)	$(0.87)	$(0.27)

Earnings (loss) per share - diluted:
Continuing operations	$0.09	$(0.02)	$(0.38)	$(0.19)
Discontinued operations	(0.01)	(0.09)	(0.49)	(0.09)
Net income (loss)	$0.08	$(0.11)	$(0.87)	$(0.27)

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income (loss)	$29,951	$(38,799)	$(307,551)	$(95,667)
Other comprehensive income (loss):
Translation adjustments	53,550	(53,517)	5,369	(61,386)
Unrealized gain (loss) on qualifying cash flow hedges, net of tax of $1,127, $(1,761), $594 and $(1,192), respectively	(11,451)	8,490	(236)	5,955
Unrecognized income from pension and postretirement plans, net of tax of $(578), $(20), $(409) and $91, respectively	3,987	4,105	13,673	12,342
Total other comprehensive income (loss)	46,086	(40,922)	18,806	(43,089)
Comprehensive income (loss)	$76,037	$(79,721)	$(288,745)	$(138,756)

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 28, 2024	December 30, 2023	September 30, 2023
Assets
Cash and cash equivalents	$317,301	$185,717	$172,787
Trade accounts receivable, net	505,614	451,052	572,744
Inventories	927,754	972,654	1,066,161
Other current assets	187,541	117,057	155,289
Current assets held for sale	401,492	549,735	628,775
Total current assets	2,339,702	2,276,215	2,595,756
Property, net	198,006	354,410	356,474
Right-of-use assets	255,799	281,898	279,417
Trademarks and other identifiable intangibles, net	954,945	959,851	928,425
Goodwill	667,468	664,805	650,263
Deferred tax assets	19,740	18,176	5,267
Other noncurrent assets	120,333	139,151	148,464
Noncurrent assets held for sale	905,605	945,808	949,222
Total assets	$5,461,598	$5,640,314	$5,913,288

Liabilities and Stockholders’ Equity
Accounts payable	$684,838	$580,285	$628,765
Accrued liabilities	544,071	421,805	432,553
Lease liabilities	71,604	70,490	70,701
Accounts Receivable Securitization Facility	—	6,000	200,500
Current portion of long-term debt	59,000	59,000	59,000
Current liabilities held for sale	215,949	252,988	263,759
Total current liabilities	1,575,462	1,390,568	1,655,278
Long-term debt	3,211,248	3,235,640	3,310,256
Lease liabilities - noncurrent	231,262	239,686	234,149
Pension and postretirement benefits	89,385	103,456	107,129
Other noncurrent liabilities	104,356	123,918	201,859
Noncurrent liabilities held for sale	100,541	127,693	130,581
Total liabilities	5,312,254	5,220,961	5,639,252

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 351,779,995, 350,137,826 and 350,022,378, respectively	3,518	3,501	3,500
Additional paid-in capital	371,966	353,367	348,837
Retained earnings	247,365	554,796	476,796
Accumulated other comprehensive loss	(473,505)	(492,311)	(555,097)
Total stockholders’ equity	149,344	419,353	274,036
Total liabilities and stockholders’ equity	$5,461,598	$5,640,314	$5,913,288

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at June 29, 2024	351,644	$3,516	$363,078	$217,400	$(519,591)	$64,403
Net income	—	—	—	29,951	—	29,951
Other comprehensive income	—	—	—	—	46,086	46,086
Stock-based compensation	—	—	8,865	—	—	8,865
Vesting of restricted stock units and other	136	2	23	14	—	39
Balances at September 28, 2024	351,780	$3,518	$371,966	$247,365	$(473,505)	$149,344

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 30, 2023	350,138	$3,501	$353,367	$554,796	$(492,311)	$419,353
Net loss	—	—	—	(307,551)	—	(307,551)
Other comprehensive income	—	—	—	—	18,806	18,806
Stock-based compensation	—	—	21,012	—	—	21,012
Vesting of restricted stock units and other	1,642	17	(2,413)	120	—	(2,276)
Balances at September 28, 2024	351,780	$3,518	$371,966	$247,365	$(473,505)	$149,344

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
See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 28, 2024(1)	September 30, 2023(1)
Operating activities:
Net loss	$(307,551)	$(95,667)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	58,506	56,246
Amortization of acquisition intangibles	10,127	12,478
Other amortization	8,195	9,856
Impairment of long-lived assets and goodwill	76,746	—
Inventory write-down charges, net of recoveries	113,528	—
Loss on extinguishment of debt	—	8,466
Loss on sale of business and classification of assets held for sale	50,330	3,641
Amortization of debt issuance costs and debt discount	7,648	6,577
Other	25,281	8,984
Changes in assets and liabilities:
Accounts receivable	(86,606)	12,169
Inventories	55,836	444,592
Other assets	(12,886)	(20,833)
Accounts payable	85,057	(125,411)
Accrued pension and postretirement benefits	(2,617)	4,181
Accrued liabilities and other	115,218	(37,935)
Net cash from operating activities	196,812	287,344
Investing activities:
Capital expenditures	(32,179)	(35,790)
Proceeds from sales of assets	12,336	172
Proceeds from (payments for) disposition of business	(12,000)	1,300
Other	—	18,941
Net cash from investing activities	(31,843)	(15,377)
Financing activities:
Borrowings on Term Loan Facilities	—	891,000
Repayments on Term Loan Facilities	(29,500)	(29,500)
Borrowings on Accounts Receivable Securitization Facility	1,611,000	1,728,500
Repayments on Accounts Receivable Securitization Facility	(1,617,000)	(1,737,500)
Borrowings on Revolving Loan Facilities	613,500	1,616,500
Repayments on Revolving Loan Facilities	(613,500)	(1,908,500)
Borrowings on Senior Notes	—	600,000
Repayments on Senior Notes	—	(1,436,884)
Payments to amend and refinance credit facilities	(712)	(28,503)
Other	(3,949)	(2,884)
Net cash from financing activities	(40,161)	(307,771)
Effect of changes in foreign exchange rates on cash	(3,398)	(11,518)
Change in cash and cash equivalents	121,410	(47,322)
Cash and cash equivalents at beginning of year	205,501	238,413
Cash and cash equivalents at end of period	$326,911	$191,091

Balances included in the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$317,301	$172,787
Cash and cash equivalents included in current assets held for sale	9,610	18,304
Cash and cash equivalents at end of period	$326,911	$191,091
(1)The cash flows related to discontinued operations have not been segregated and remain included in the major classes of assets and liabilities. Accordingly, the Condensed Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.
Capital expenditures included in accounts payable at September 28, 2024 and December 30, 2023 were $3,514 and $18,550, respectively.
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
Discontinued Operations
In September 2023, the Company announced that its Board of Directors and executive leadership team, with the assistance of financial and legal advisors, were undertaking an evaluation of strategic alternatives for the global Champion business. As part of this process, the Company’s Board of Directors considered a broad range of alternatives to maximize shareholder value and also considered an evaluation of the strategic alternatives for the Company’s U.S.-based outlet store business impacted by the global Champion business. In the second quarter of 2024, the Company reached the decision to exit the global Champion business and its U.S.-based outlet store business. The Company completed the exit of the U.S.-based outlet store business in July 2024 and completed the sale of the intellectual property and certain operating assets of the global Champion business subsequent to the Company’s third quarter on September 30, 2024. The Company determined that the exit of the global Champion and U.S.-based outlet store businesses represented multiple components of a single strategic plan that met held-for-sale and discontinued operations accounting criteria at the end of the second quarter of 2024. Accordingly, the Company began to separately report the results of the global Champion and U.S.-based outlet store businesses as discontinued operations in its Condensed Consolidated Statements of Operations and to present the related assets and liabilities as held for sale in its Condensed Consolidated Balance Sheets in the second quarter of 2024. These changes have been applied to all periods presented. Unless otherwise noted, discussion within these notes to the condensed consolidated interim financial statements relates to continuing operations. See Note “Assets and Liabilities of Businesses Held for Sale” for additional information about discontinued operations. In addition, the Company realigned its reportable segments in the second quarter of 2024 and has applied this change to all periods presented. See Note “Business Segment Information” for additional information about reportable segments.
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
During the quarter ended September 28, 2024, the Company completed its annual quantitative impairment analysis for each reporting unit and the respective goodwill balances. The analysis indicated that all reporting units had fair values that exceeded their carrying values by more than 20% at the time the analysis was performed.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company also completed its annual quantitative impairment analysis for certain indefinite-lived intangible assets during the quarter ended September 28, 2024. While the analysis indicated that those indefinite-lived intangible assets had fair values that exceeded their carrying values, the Company noted a meaningful decline in the fair value cushion above the carrying value for one of the indefinite-lived trademarks within the Australian business. The decline in this trademark was driven by continued macroeconomic pressures impacting consumer spending in Australia and resulted in a fair value that exceeded the carrying value by approximately 10% at the time the analysis was performed. As a result, this trademark was considered to be at a higher risk for future impairment if economic conditions worsen or earnings and operating cash flows do not recover as currently estimated by management. As of September 28, 2024, the carrying value of this trademark was $238,810, which is reflected in the “Trademarks and other identifiable intangibles, net” line in the Condensed Consolidated Balance Sheets.
Although the Company determined that no impairment existed for the Company's goodwill or indefinite-lived intangible assets as of September 28, 2024, these assets could be at risk for future impairment due to changes in the Company’s business or global economic conditions.
Ransomware Attack
As previously disclosed, on May 24, 2022, the Company identified that it had become subject to a ransomware attack that affected certain of its information technology systems. The Company activated its incident response and business continuity plans and contained the incident. There is no ongoing operational impact on the Company’s ability to provide its products and services. The Company maintains insurance, including coverage for cyber-attacks, subject to certain deductibles and policy limitations, in an amount that the Company believes appropriate.
During the quarter ended September 30, 2023, the Company recognized a benefit related to business interruption insurance proceeds of $17,792, of which $15,000 was received in the quarter ended September 30, 2023. During the nine months ended September 30, 2023, the Company recognized a benefit related to business interruption insurance proceeds of $24,062, of which $20,562 was received during the nine months ended September 30, 2023. The remaining receivable for the expected final payment was recognized in the “Other current assets” line in the Condensed Consolidated Balance Sheets at September 30, 2023 and was received in October 2023. The business interruption insurance proceeds received were primarily related to the recovery of lost profit from business interruptions. The Company recognized a benefit of $17,792 and $23,354, respectively, for the business interruption insurance proceeds in the “Cost of sales” line of the Condensed Consolidated Statements of Operations during the quarter and nine months ended September 30, 2023. The Company recognized a benefit of $708 for the reimbursement of costs related primarily to legal fees in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2023.
Reclassifications
Certain prior year amounts in the condensed consolidated statements of cash flows have been reclassified to conform with the current year presentation.
(2)    Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, “Reference Rate Reform: Scope.” The new accounting rules provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. In December 2022, the FASB deferred the expiration date of Topic 848 with the issuance of ASU 2022-06, “Reference Rate Reform: Deferral of the Sunset Date of Topic 848.” The new accounting rules extend the relief in Topic 848 beyond the cessation date of USD London Interbank Offered Rate (“LIBOR”). The new accounting rules must be adopted by the fourth quarter of 2024. The Company’s contracts referencing LIBOR have previously been amended or replaced with Secured Overnight Financing Rate (“SOFR”) based contracts. The Company does not expect the new accounting rules to have an impact on the Company’s financial condition, results of operations, cash flows or disclosures.

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
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The new accounting rules are designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new accounting rules will be effective for the Company for annual periods beginning in 2024 and interim periods beginning in 2025. Early adoption is permitted. While the new accounting rules will not have any impact on the Company’s financial condition, results of operations or cash flows, the adoption of the new accounting rules will result in additional disclosures.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(3)    Assets and Liabilities of Businesses Held for Sale
Assets and liabilities of businesses classified as held for sale in the Condensed Consolidated Balance Sheets consist of the following:

	September 28, 2024	December 30, 2023	September 30, 2023
Global Champion business - discontinued operations	$401,492	$513,247	$590,177
U.S.-based outlet store business - discontinued operations	—	36,488	38,598
Current assets held for sale	$401,492	$549,735	$628,775

Global Champion business - discontinued operations	$905,605	$926,141	$925,675
U.S.-based outlet store business - discontinued operations	—	19,667	23,547
Noncurrent assets held for sale	$905,605	$945,808	$949,222

Global Champion business - discontinued operations	$215,949	$245,272	$254,447
U.S.-based outlet store business - discontinued operations	—	7,716	9,312
Current liabilities held for sale	$215,949	$252,988	$263,759

Global Champion business - discontinued operations	$100,541	$120,247	$121,872
U.S.-based outlet store business - discontinued operations	—	7,446	8,709
Noncurrent liabilities held for sale	$100,541	$127,693	$130,581
U.S. Sheer Hosiery Business - Continuing Operations
In the fourth quarter of 2021, the Company reached the decision to divest its U.S. Sheer Hosiery business, including the L’eggs brand, as part of its strategy to streamline its portfolio under its Full Potential transformation plan and determined that this business met held-for-sale accounting criteria. The Company recorded a non-cash charge in the fourth quarter of 2021 against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal. In 2022, the Company recorded a non-cash gain to adjust the valuation allowance primarily resulting from a decrease in carrying value due to changes in working capital. In the quarter and nine months ended September 30, 2023, the Company recognized a gain of $1,558 and a loss, net of proceeds, of $3,641, respectively, which are reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations, associated with the sale of the U.S. Sheer Hosiery business and adjustments to the related valuation allowance prior to the sale primarily resulting from changes in carrying value due to changes in working capital. The operations of the U.S. Sheer Hosiery business were reported in Other for the quarter and nine months ended September 30, 2023 in Note “Business Segment Information”.
The Company completed the sale of its U.S. Sheer Hosiery business to AllStar Hosiery LLC, an affiliate of AllStar Marketing Group, LLC, on September 29, 2023 for $3,300 in total proceeds, which included cash of $1,300 and a receivable of $2,000, which was included in the “Other current assets” line in the Condensed Consolidated Balance Sheets at December 30, 2023.
Discontinued Operations
In the second quarter of 2024, the Company reached the decision to exit the global Champion and U.S.-based outlet store businesses and determined that the exit of these two businesses represented multiple components of a single strategic plan that met held-for-sale and discontinued operations accounting criteria at the end of the second quarter of 2024. Accordingly, the Company began to separately report the results of the global Champion and U.S.-based outlet store businesses as discontinued operations in its Condensed Consolidated Statements of Operations and to present the related assets and liabilities as held for sale in its Condensed Consolidated Balance Sheets. In addition, certain expenses related to the operations of the global Champion and U.S.-based outlet store businesses were included in general corporate expenses, restructuring and other action-related charges and amortization of intangibles, which were previously excluded from segment operating profit, and have been reclassified to discontinued operations beginning in the second quarter of 2024. These changes have been applied to all periods presented. See Note “Basis of Presentation” for additional information.

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
Global Champion Business
In the second quarter of 2024, the Company announced that it had reached an agreement to sell the intellectual property and certain operating assets of the global Champion business to Authentic Brands Group LLC (“Authentic”). Pursuant to the agreement, as amended, the Company completed the sale of the intellectual property and certain operating assets of the global Champion business to Authentic subsequent to the Company’s third quarter on September 30, 2024 (the “Initial Closing”) in exchange for gross cash proceeds of $857,450 and a receivable of $12,162. In addition, the Company has the potential to receive additional contingent cash consideration of up to $300,000 pursuant to the agreement. The Company will continue to provide certain transition services to Authentic pursuant to the terms of the Transition Services Agreement entered into among the Company, Authentic and the applicable service recipients and will continue to operate the Champion business in certain sectors and geographies through a transition period ending on January 31, 2025 (the “Deferred Business”). At the end of the transition period, Authentic will purchase from the Company certain remaining assets of the Deferred Business. The global Champion business sale transaction excluded the operating assets of the Champion business in Japan, and the Company will continue to operate the Champion business in Japan as a licensee of Authentic pursuant to the terms of a license agreement entered into at the Initial Closing. The Company used net sale proceeds from the Initial Closing of $783,208, which excludes customary transaction costs and other deductions permitted under the Company’s senior secured credit facility (the “Senior Secured Credit Facility”), to pay down a portion of the Company’s outstanding term debt in October 2024.
U.S.-Based Outlet Store Business
In the second quarter of 2024, the Company began actively marketing its U.S.-based outlet store business to prospective buyers. In July 2024, the Company entered into a purchase agreement with Restore Capital (HCR Stores), LLC (“Restore”), an affiliate of Hilco Merchant Resources, LLC, and completed the exit of the U.S.-based outlet store business. Under the purchase agreement, the Company agreed to pay Restore $12,000 at closing and an additional $3,000 in January 2025 and to provide certain inventory to Restore, in exchange for Restore agreeing to assume the operations and certain liabilities of the Company’s U.S.-based outlet store business. As of September 28, 2024, the Company had a valuation allowance of $13,979 for the full balance of the remaining inventory that had not yet been transferred to Restore. The remaining inventory balance as of September 28, 2024 is reflected in the “Inventories” line and the offsetting valuation allowance is reflected in the “Valuation allowance - U.S.-based outlet store business” line in the “Assets and liabilities of the discontinued operations of the global Champion and U.S.-based outlet store businesses” table below. The agreement with Restore did not include Champion-branded U.S. retail stores, which were addressed in accordance with the purchase agreement governing the sale of the global Champion business to Authentic, which was completed subsequent to the Company’s third quarter on September 30, 2024.
Upon meeting the criteria for held-for-sale classification in the second quarter of 2024, which qualified as a triggering event, the Company performed an impairment analysis of the goodwill associated with the Company’s U.S.-based outlet store business, which resulted in a non-cash impairment charge of $2,500 in the nine months ended September 28, 2024. Additionally, in the second quarter of 2024, the Company recorded a valuation allowance against the net assets held for sale, which were primarily current assets, to adjust the carrying value of the U.S.-based outlet store business to the estimated fair value less costs of disposal. In the quarter and nine months ended September 28, 2024, the Company recorded a non-cash gain of $741 and a non-cash charge of $50,330, respectively, associated with the sale of the U.S.-based outlet store business and adjustments to the related valuation allowance prior to the sale, primarily resulting from a decrease in carrying value due to changes in working capital in the quarter ended September 28, 2024. These amounts are reflected in the “(Gain) loss on sale of business and classification of assets held for sale - U.S.-based outlet store business” in the summarized discontinued operations financial information below.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The operating results of the discontinued operations of the global Champion and U.S.-based outlet store businesses only reflect revenues and expenses that are directly attributable to the global Champion and U.S.-based outlet store businesses that will be eliminated from continuing operations. The Company allocated interest expense to discontinued operations of approximately $17,124 and $17,291 in the quarters ended September 28, 2024 and September 30, 2023, respectively, and $52,786 and $47,786 in the nine months ended September 28, 2024 and September 30, 2023, respectively, resulting from the requirement to pay down a portion of the Company’s outstanding term debt under the Senior Secured Credit Facility with the net proceeds from the sale of the global Champion business. Discontinued operations does not include any allocation of corporate overhead expense. The key components from discontinued operations related to the global Champion and U.S.-based outlet store businesses are as follows:

	Quarters Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$443,535	$550,012	$1,180,057	$1,459,368
Cost of sales	297,176	429,482	830,348	1,045,580
Gross profit	146,359	120,530	349,709	413,788
Selling, general and administrative expenses	126,810	135,598	408,926	397,610
Impairment of goodwill	—	—	2,500	—
(Gain) loss on sale of business and classification of assets held for sale - U.S.-based outlet store business	(741)	—	50,330	—
Operating income (loss)	20,290	(15,068)	(112,047)	16,178
Other expenses	1	32	44	89
Interest expense, net	15,335	15,961	46,982	45,080
Income (loss) from discontinued operations before income taxes	4,954	(31,061)	(159,073)	(28,991)
Income tax expense	7,382	1,761	13,702	1,255
Loss from discontinued operations, net of tax	$(2,428)	$(32,822)	$(172,775)	$(30,246)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Assets and liabilities of the discontinued operations of the global Champion and U.S.-based outlet store businesses classified as held for sale in the Condensed Consolidated Balance Sheets as of September 28, 2024, December 30, 2023 and September 30, 2023 consist of the following:

	September 28, 2024	December 30, 2023	September 30, 2023
Cash and cash equivalents	$9,610	$19,784	$18,304
Trade accounts receivable, net	132,319	106,677	140,084
Inventories	246,844	395,364	450,618
Other current assets	26,698	27,910	19,769
Valuation allowance - U.S.-based outlet store business	(13,979)	—	—
Current assets held for sale - discontinued operations	401,492	549,735	628,775
Property, net	54,202	59,956	59,053
Right-of-use assets	117,785	147,020	148,193
Trademarks and other identifiable intangibles, net	272,761	275,853	272,583
Goodwill	446,789	447,939	442,836
Deferred tax assets	5,848	3,778	14,866
Other noncurrent assets	8,220	11,262	11,691
Noncurrent assets held for sale - discontinued operations	905,605	945,808	949,222
Total assets of discontinued operations	$1,307,097	$1,495,543	$1,577,997

Accounts payable	$119,908	$155,967	$161,158
Accrued liabilities	65,510	56,871	60,581
Lease liabilities	30,531	40,150	42,020
Current liabilities held for sale - discontinued operations	215,949	252,988	263,759
Lease liabilities - noncurrent	85,835	114,329	113,923
Pension and postretirement benefits	400	799	410
Other noncurrent liabilities	14,306	12,565	16,248
Noncurrent liabilities held for sale - discontinued operations	100,541	127,693	130,581
Total liabilities of discontinued operations	$316,490	$380,681	$394,340
The cash flows related to the discontinued operations of the global Champion and U.S.-based outlet store businesses have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows. The following table presents cash flow and non-cash information related to the discontinued operations of the global Champion and U.S.-based outlet store businesses:

	Quarters Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Depreciation	$—	$3,263	$6,757	$10,188
Amortization	$—	$2,760	$5,453	$8,219
Capital expenditures	$945	$1,567	$4,605	$22,093
Impairment of goodwill	$—	$—	$2,500	$—
Inventory write-down charges, net of recoveries	$(4,135)	$—	$65,128	$—
(Gain) loss on sale of business and classification of assets held for sale - U.S.-based outlet store business	$(741)	$—	$50,330	$—

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(4)    Revenue Recognition
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Quarters Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Third-party brick-and-mortar wholesale	$609,537	$633,464	$1,778,910	$1,993,391
Consumer-directed	327,566	327,830	931,799	886,937
Total net sales	$937,103	$961,294	$2,710,709	$2,880,328
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
Consumer-Directed Revenue
Consumer-directed revenue is primarily generated through sales driven directly by the consumer through company-operated stores as well as e-commerce platforms, which include both owned websites and the websites of the Company’s retail customers.
(5)    Stockholders’ Equity
Basic earnings (loss) per share was computed by dividing net income (loss) by the number of weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share was calculated to give effect to all potentially issuable dilutive shares of common stock using the treasury stock method. In the quarter ended September 30, 2023 and nine months ended September 28, 2024 and September 30, 2023, all potentially dilutive securities were excluded from the diluted weighted average share calculation because the Company incurred a net loss in each of those periods and their inclusion would be anti-dilutive.
The weighted average number of shares used in the basic and diluted earnings (loss) per share calculation is as follows:

	Quarters Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Basic weighted average shares outstanding	352,107	350,667	351,891	350,534
Effect of potentially dilutive securities:
Restricted stock units	2,727	—	—	—
Employee stock purchase plan and other	5	—	—	—
Diluted weighted average shares outstanding	354,839	350,667	351,891	350,534
The following securities were excluded from the diluted weighted average share calculation because their effect would be anti-dilutive:

	Quarters Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Stock options	250	250	250	250
Restricted stock units	553	4,592	1,783	4,343
Employee stock purchase plan and other	—	8	5	12

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
On February 2, 2022, the Company’s Board of Directors approved a share repurchase program for up to $600,000 of shares to be repurchased in open market transactions or privately negotiated transactions, subject to market conditions, legal requirements and other factors. Unless terminated earlier by the Company’s Board of Directors, the program will expire on December 28, 2024. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which allows the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the Company, the Company’s directors and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. The Company did not repurchase any shares under the program in the quarters and nine months ended September 28, 2024 and September 30, 2023. At September 28, 2024, the remaining repurchase authorization under the share repurchase program totaled $575,013. Share repurchases are currently prohibited under the Senior Secured Credit Facility. See Note “Debt” for additional information.
(6)    Inventories
Inventories consisted of the following:

	September 28, 2024	December 30, 2023	September 30, 2023
Raw materials	$46,136	$45,960	$54,895
Work in process	71,307	70,932	84,187
Finished goods	810,311	855,762	927,079
	$927,754	$972,654	$1,066,161
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
The Company sold total trade accounts receivable related to Company sponsored programs of $450,607 and $328,309 during the quarters ended September 28, 2024 and September 30, 2023, respectively, and $1,317,620 and $1,046,535 during the nine months ended September 28, 2024 and September 30, 2023, respectively, and removed the trade accounts receivable from the Company’s Condensed Consolidated Balance Sheets at the time of sale. As of September 28, 2024, December 30, 2023 and September 30, 2023, $430,653, $297,807 and $321,348, respectively, of the sold trade accounts receivable remain outstanding with the financial institutions as a result of the related servicing obligation. Collections of accounts receivable not yet submitted to the financial institutions are remitted within one week of collection and recognized within the “Accounts payable” line of the Condensed Consolidated Balance Sheets. As these funds are related to the ongoing service agreement and do not serve in a financing capacity, cash flows collected from customers and submitted to the financial institutions are recognized in the Condensed Consolidated Statements of Cash Flows as part of operating cash flows.
The Company recognized total funding fees of $6,354 and $7,027 during the quarters ended September 28, 2024 and September 30, 2023, respectively, and $20,094 and $16,672 during the nine months ended September 28, 2024 and September 30, 2023, respectively, for sales of trade accounts receivable to financial institutions and working capital programs in the “Other expenses” line in the Condensed Consolidated Statements of Operations.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Supplier Finance Program Obligations
The Company reviews supplier terms and conditions on an ongoing basis and has negotiated payment term extensions in recent years in connection with its efforts to effectively manage working capital and improve cash flow. Separate from these payment term extension actions noted above, the Company and certain financial institutions facilitate voluntary supplier finance programs that enable participating suppliers the ability to request payment of their invoices from the financial institutions earlier than the terms stated in Company’s payment policy. The Company is not a party to the arrangements between the suppliers and the financial institutions and its obligations to suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ participation in the supplier finance programs. The Company’s payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. The Company has no economic interest in a supplier’s decision to participate in the supplier finance programs and has no financial impact in connection with the supplier finance programs. Accordingly, obligations under these programs continue to be trade payables and are not indicative of borrowing arrangements. As of September 28, 2024, December 30, 2023 and September 30, 2023, the amounts due to suppliers participating in supplier finance programs totaled $114,762, $108,499 and $134,826, respectively, which are included in the “Accounts Payable” line of the Condensed Consolidated Balance Sheets.
(8)    Debt
Debt consisted of the following:

	Interest Rate as of September 28, 2024	Principal Amount		Maturity Date
		September 28, 2024	December 30, 2023
Senior Secured Credit Facility:
Revolving Loan Facility	—%	$—	$—	November 2026
Term Loan A	7.35%	912,500	937,500	November 2026
Term Loan B	9.00%	888,750	893,250	March 2030
9.000% Senior Notes	9.00%	600,000	600,000	February 2031
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
Accounts Receivable Securitization Facility	—%	—	6,000	May 2025
		3,301,250	3,336,750
Less long-term debt issuance costs and debt discount		31,002	36,110
Less current maturities		59,000	65,000
		$3,211,248	$3,235,640
As of September 28, 2024 the Company’s primary financing arrangements were the Senior Secured Credit Facility, the 9.000% senior notes (the “9.000% Senior Notes”), the 4.875% senior notes (the “4.875% Senior Notes”) and the accounts receivable securitization facility (the “ARS Facility”). The outstanding balances at September 28, 2024 and December 30, 2023 are reported in the “Accounts Receivable Securitization Facility”, “Current portion of long-term debt” and “Long-term debt” lines in the Condensed Consolidated Balance Sheets.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company used the net proceeds from borrowings under the Term Loan B together with the net proceeds from the offering of the 9.000% Senior Notes to redeem all of its outstanding 4.625% Senior Notes and 3.5% Senior Notes and pay the related fees and expenses which resulted in total charges of $8,466 in the nine months ended September 30, 2023. The charges, which are recorded in the “Other expenses” line in the Condensed Consolidated Statements of Operations in the nine months ended September 30, 2023, included a payment of $4,632 for a required make-whole premium related to the redemption of the 3.5% Senior Notes, a non-cash charge of $1,654 for the write-off of unamortized debt issuance costs related to the redemption of the 3.5% Senior Notes and a non-cash charge of $2,180 for the write-off of unamortized debt issuance costs related to the redemption of the 4.625% Senior Notes. The refinancing activities in the nine months ended September 30, 2023 resulted in a debt discount of $9,000 related to the Term Loan B and total capitalized debt issuance costs of $22,965 which included $11,909 related to the Term Loan B and $11,056 related to the 9.000% Senior Notes. The debt discount and debt issuance costs are amortized into interest expense over the respective terms of the debt instruments. The cash payments for the make-whole premium and fees capitalized as debt issuance costs are reported in “Net cash from financing activities” in the Condensed Consolidated Statements of Cash Flows in the nine months ended September 30, 2023.
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
In October 2024, the Company paid down $867,983 of its outstanding term debt under the Senior Secured Credit Facility using a combination of cash generated from operations and net sale proceeds from the Initial Closing of the sale of the global Champion business, which was completed subsequent to the Company’s third quarter on September 30, 2024. See Note “Assets and Liabilities of Businesses Held for Sale” for additional information.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Other Debt Related Activity
As of September 28, 2024, the Company had $996,743 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account $3,257 of standby and trade letters of credit issued and outstanding under this facility.
The ARS Facility, which was entered into in November 2007, was amended in May 2024. The amendment extended the maturity date to May 2025 with no change to the quarterly fluctuating facility limit. Additionally, the amendment removed the two pricing tiers that were added in the previous amendment, reverting back to a single tier pricing structure. Borrowing availability under the Company’s ARS Facility is subject to a quarterly fluctuating facility limit ranging from $200,000 in the first and second quarters to $225,000 in the third and fourth quarters and permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of September 28, 2024, the quarterly fluctuating facility limit was $225,000, the maximum borrowing capacity was $106,480 and the Company had $106,480 of borrowing availability under the ARS Facility.
The Company had $3,708 of borrowing capacity under other international credit facilities which had no outstanding borrowings at September 28, 2024. The Company had $9,066 of international letters of credit outstanding at September 28, 2024. Available liquidity for other international credit facilities is reduced for any outstanding international letters of credit. The international letters of credit are not outstanding under any specific credit facility and do not reduce actual borrowing capacity under the specific credit facilities.
As of September 28, 2024, the Company was in compliance with all financial covenants under its credit facilities and other outstanding indebtedness. Under the terms of its Senior Secured Credit Facility, among other financial and non-financial covenants, the Company is required to maintain a minimum interest coverage ratio and a maximum leverage ratio as described above, each of which is defined in the Senior Secured Credit Facility. The method of calculating all the components used in the covenants is included in the Senior Secured Credit Facility.
(9)    Income Taxes
In the quarter ended September 28, 2024, income tax expense was $12,508 resulting in an effective income tax rate of 27.9% and in the quarter ended September 30, 2023, income tax expense was $21,280 resulting in an effective income tax rate of 139.1%. In the nine months ended September 28, 2024, income tax expense was $34,723 resulting in an effective income tax rate of (34.7)% and in the nine months ended September 30, 2023, income tax expense was $50,286 resulting in an effective income tax rate of (332.2)%. The Company's effective tax rates for the quarters and nine months ended September 28, 2024 and September 30, 2023 primarily differ from the U.S. statutory rate due to valuation allowances against certain net deferred tax assets. Additionally, the Company had unfavorable discrete items of $1,198 and favorable discrete items of $424 for the quarter and nine months ended September 28, 2024, respectively, and favorable discrete items of $3,539 and unfavorable discrete items of $4,175 for the quarter and nine months ended September 30, 2023, respectively.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(10)    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at June 29, 2024	$(261,663)	$5,781	$(410,318)	$146,609	$(519,591)
Amounts reclassified from accumulated other comprehensive loss	—	(4,336)	3,863	520	47
Current-period other comprehensive income (loss) activity	53,550	(8,242)	702	29	46,039
Total other comprehensive income (loss)	53,550	(12,578)	4,565	549	46,086

Balance at September 28, 2024	$(208,113)	$(6,797)	$(405,753)	$147,158	$(473,505)

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at December 30, 2023	$(213,482)	$(5,967)	$(419,835)	$146,973	$(492,311)
Amounts reclassified from accumulated other comprehensive loss	—	(11,500)	13,251	1,646	3,397
Current-period other comprehensive income (loss) activity	5,369	10,670	831	(1,461)	15,409
Total other comprehensive income (loss)	5,369	(830)	14,082	185	18,806

Balance at September 28, 2024	$(208,113)	$(6,797)	$(405,753)	$147,158	$(473,505)
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification from AOCI	Amount of Reclassification from AOCI into Net Income (Loss)
		Quarters Ended		Nine Months Ended
		September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Gain (loss) on forward foreign exchange contracts designated as cash flow hedges	Cost of sales	$906	$1,119	$2,876	$5,120
	Income tax	(298)	(446)	(898)	(1,799)
	Loss from discontinued operations, net of tax	532	(889)	1,270	(1,496)
	Net of tax	1,140	(216)	3,248	1,825

Gain on interest rate contracts designated as cash flow hedges	Interest expense, net	2,680	1,897	6,838	3,204
	Income tax	—	—	—	—
	Net of tax	2,680	1,897	6,838	3,204

Gain on cross-currency swap contracts designated as cash flow hedges	Selling, general and administrative expenses	—	—	—	973
	Interest expense, net	—	—	—	581
	Income tax	—	—	—	—
	Net of tax	—	—	—	1,554

Amortization of deferred actuarial loss and prior service cost and settlement cost	Other expenses	(3,863)	(4,077)	(13,251)	(12,231)
	Income tax	(4)	1	(232)	(118)
	Net of tax	(3,867)	(4,076)	(13,483)	(12,349)

Total reclassifications		$(47)	$(2,395)	$(3,397)	$(5,766)
(11)    Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts and has used cross-currency swap contracts to manage its exposures to movements in foreign exchange rates primarily related to the Australian dollar, Mexican peso, Canadian dollar and Japanese yen and uses interest rate contracts to manage its exposures to movements in interest rates. The Company has also used a combination of cross-currency swap contracts and long-term debt to manage its exposure to foreign currency risk associated with the Company’s net investment in its European subsidiaries.

	Hedge Type	September 28, 2024	December 30, 2023
U.S. dollar equivalent notional amount of derivative instruments:
Forward foreign exchange contracts	Cash Flow and Mark to Market	$202,055	$308,760
Interest rate contracts	Cash Flow	$900,000	$900,000

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Fair Values of Derivative Instruments
The fair values of derivative instruments related to forward foreign exchange contracts and interest rate contracts recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		September 28, 2024	December 30, 2023
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	$346	$57
Interest rate contracts	Other current assets	601	23
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	760	142
Total derivative assets		1,707	222

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(1,750)	(2,508)
Forward foreign exchange contracts	Other noncurrent liabilities	(260)	(290)
Interest rate contracts	Other noncurrent liabilities	(5,297)	(5,929)
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(1,884)	(2,784)
Total derivative liabilities		(9,191)	(11,511)

Net derivative liability		$(7,484)	$(11,289)
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
On April 1, 2021, in connection with a reduction in the amount of the 3.5% Senior Notes designated in the European net investment hedge discussed below, the Company entered into three pay-fixed rate, receive-fixed rate cross-currency swap contracts with a total notional amount of €300,000. The Company designated these cross-currency swap contracts to hedge the undesignated portion of the foreign currency cash flow exposure related to the Company’s 3.5% Senior Notes. These cross-currency swap contracts swapped Euro-denominated interest payments for U.S. dollar-denominated interest payments, thereby economically converting €300,000 of the Company’s €500,000 fixed-rate 3.5% Senior Notes to a fixed-rate 4.7945% USD-denominated obligation. In February 2023, in connection with the redemption of the 3.5% Senior Notes, the Company unwound these cross-currency swap contracts, which had an original maturity date of June 15, 2024. The Company paid $30,935 to settle the cross-currency swap contracts, which was reported in “Net cash from operating activities” in the Condensed Consolidated Statements of Cash Flows in the nine months ended September 30, 2023. The remaining gain in AOCI of $1,254 was released into earnings at the time of settlement and is recorded in the “Interest expense, net” line in the Condensed Consolidated Statements of Operations in the nine months ended September 30, 2023. The Company had no cross-currency swap contracts designated as cash flow hedges as of September 28, 2024 or December 30, 2023.
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
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately $2,688. The Company is hedging exposure to the variability in future foreign currency-denominated cash flows for forecasted transactions over the next 18 months and the variability in future interest payments on debt over the next 18 months.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The effect of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
	Quarters Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Forward foreign exchange contracts	$(2,100)	$6,541	$3,200	$7,547
Interest rate contracts	(6,142)	5,528	7,470	10,352
Cross-currency swap contracts	—	—	—	(2,865)
Total	$(8,242)	$12,069	$10,670	$15,034

	Location of Gain (Loss) Reclassified from AOCI	Amount of Gain (Loss) Reclassified from AOCI into Net Income (Loss)
		Quarters Ended		Nine Months Ended
		September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Forward foreign exchange contracts(1)	Cost of sales	$906	$1,119	$2,876	$5,120
Forward foreign exchange contracts(1)	Loss from discontinued operations, net of tax	750	(1,198)	1,786	(1,991)
Interest rate contracts	Interest expense, net	2,680	1,897	6,838	3,204
Cross-currency swap contracts(1)	Selling, general and administrative expenses	—	—	—	973
Cross-currency swap contracts(1)	Interest expense, net	—	—	—	581
Total		$4,336	$1,818	$11,500	$7,887

(1)The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value.
The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded:

	Quarters Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cost of sales	$546,663	$611,513	$1,703,881	$1,891,375
Selling, general and administrative expenses	$287,442	$268,751	$927,851	$812,446
Interest expense, net	$48,606	$56,648	$149,511	$160,586
Loss from discontinued operations, net of tax	$(2,428)	$(32,822)	$(172,775)	$(30,246)
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
In July 2019, the Company also designated the full amount of its 3.5% Senior Notes with a carrying value of €500,000, which was a nonderivative financial instrument, as a hedge of a portion of the beginning balance of the Company’s European net investment. As of April 1, 2021, the Company reduced the amount of its 3.5% Senior Notes designated in the European net investment hedge from €500,000 to €200,000. In February 2023, in connection with the redemption of the 3.5% Senior Notes, the Company de-designated the remainder of the 3.5% Senior Notes in the European net investment hedge and unwound these cross-currency swap contracts. The Company received $18,942 to settle the cross-currency swap contracts, which was reported in “Net cash from investing activities” in the Condensed Consolidated Statements of Cash Flows in the nine months ended September 30, 2023. There was a cumulative gain of $5,525 from the designated portion of the 3.5% Senior Notes and a cumulative gain of $19,001 from the cross-currency swap contracts that has remained in cumulative translation adjustment, a component of AOCI, until the net investment in the Company’s EUR-functional subsidiaries is sold, liquidated, or substantially liquidated, which occurred upon completion of the sale of the global Champion business in the fourth quarter of 2024. The Company had no derivative or nonderivative financial instruments designated as net investment hedges as of September 28, 2024 or December 30, 2023.
The amount of after-tax gains (losses) included in AOCI in the Condensed Consolidated Balance Sheets related to derivative instruments and nonderivative financial instruments designated as net investment hedges are as follows:

	Amount of Gain (Loss) Recognized in AOCI
	Quarters Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Euro-denominated long-term debt	$—	$—	$—	$(469)
Cross-currency swap contracts	—	—	—	531
Total	$—	$—	$—	$62
The effect of derivative instruments designated as net investment hedges on the Condensed Consolidated Statements of Operations are as follows:

	Location of Gain (Loss) Reclassified from AOCI	Amount of Gain (Loss) Reclassified from AOCI into Net Income (Loss)
		Quarters Ended		Nine Months Ended
		September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cross-currency swap contracts (amounts excluded from effectiveness testing)	Interest expense, net	$—	$—	$—	$960
The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of net investment hedges are recorded:

	Quarters Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Interest expense, net (amounts excluded from effectiveness testing)	$48,606	$56,648	$149,511	$160,586
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The effect of derivative instruments not designated as hedges on the Condensed Consolidated Statements of Operations is as follows:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Net Income (Loss)
		Quarters Ended		Nine Months Ended
		September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Forward foreign exchange contracts	Cost of sales	$(1,811)	$69	$(865)	$(1,159)
Forward foreign exchange contracts	Selling, general and administrative expenses	—	—	—	222
Forward foreign exchange contracts	Loss from discontinued operations, net of tax	(2,021)	4,127	294	4,080
Total		$(3,832)	$4,196	$(571)	$3,143
(12)    Fair Value of Assets and Liabilities
As of September 28, 2024 and December 30, 2023, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to forward foreign exchange derivative contracts, interest rate derivative contracts and deferred compensation plan liabilities. The fair values of forward foreign exchange derivative contracts are determined using the cash flows of the forward contracts, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair values of interest rate derivative contracts are determined using the cash flows of the contracts, discount rates to account for the passage of time, current interest rate market data and credit risk, which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plan liabilities is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value or disclosed on a quarterly recurring basis.
There were no changes during the quarter and nine months ended September 28, 2024 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of and during the quarter and nine months ended September 28, 2024, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis or non-recurring basis.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of September 28, 2024
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$1,106	$—	$1,106	$—
Interest rate contracts - assets	601	—	601	—
Forward foreign exchange contracts - liabilities	(3,894)	—	(3,894)	—
Interest rate contracts - liabilities	(5,297)	—	(5,297)	—
Total derivative contracts	(7,484)	—	(7,484)	—
Deferred compensation plan liability	(12,825)	—	(12,825)	—
Total	$(20,309)	$—	$(20,309)	$—

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
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximated fair value as of September 28, 2024 and December 30, 2023. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $24,048 and $38,163 as of September 28, 2024 and December 30, 2023, respectively. The fair value of debt, which is classified as a Level 2 liability, was $3,350,820 and $3,259,299 as of September 28, 2024 and December 30, 2023, respectively. Debt had a carrying value of $3,301,250 and $3,336,750 as of September 28, 2024 and December 30, 2023, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions.
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
Other consists of the Company’s U.S. Sheer Hosiery business prior to its sale on September 29, 2023, certain sales from its supply chain to the European Innerwear business which was sold on March 5, 2022, short term transition service agreements and support of disposed businesses. The Company’s U.S.-based outlet store business was also reflected in Other prior to its reclassification to discontinued operations in the second quarter of 2024 as discussed in Note “Assets and Liabilities of Businesses Held for Sale”. As a result of this reclassification, the results of the U.S.-based outlet store business are excluded from the segment information herein for all periods presented.
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

	Quarters Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales:
U.S.	$678,345	$684,990	$1,962,390	$2,035,923
International	259,146	255,784	747,234	776,529
Other	(388)	20,520	1,085	67,876
Total net sales	$937,103	$961,294	$2,710,709	$2,880,328

	Quarters Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Segment operating profit:
U.S.	$149,637	$105,579	$406,114	$297,340
International	36,893	24,570	87,933	68,815
Other	(1,989)	342	(1,438)	130
Total segment operating profit	184,541	130,491	492,609	366,285
Items not included in segment operating profit:
General corporate expenses	(58,454)	(41,920)	(177,371)	(153,249)
Restructuring and other action-related charges	(19,168)	(2,710)	(223,392)	(22,414)
Amortization of intangibles	(3,921)	(4,831)	(12,869)	(14,115)
Total operating profit	102,998	81,030	78,977	176,507
Other expenses	(9,505)	(9,079)	(29,519)	(31,056)
Interest expense, net	(48,606)	(56,648)	(149,511)	(160,586)
Income (loss) from continuing operations before income taxes	$44,887	$15,303	$(100,053)	$(15,135)
The Company incurred restructuring and other action-related charges that were reported in the following lines in the Condensed Consolidated Statements of Operations:

	Quarters Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cost of sales	$1,117	$1,529	$89,941	$3,281
Selling, general and administrative expenses	18,051	1,181	133,451	19,133
Total included in operating profit	19,168	2,710	223,392	22,414
Other expenses	—	—	—	8,350
Interest expense, net	—	—	—	(1,254)
Total included in income (loss) from continuing operations before income taxes	19,168	2,710	223,392	29,510
Income tax (expense) benefit	—	4,263	—	4,263
Total restructuring and other action-related charges included in income (loss) from continuing operations	$19,168	$(1,553)	$223,392	$25,247

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The components of restructuring and other action-related charges were as follows:

	Quarters Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Restructuring and other action-related charges:
Supply chain restructuring and consolidation	$10,710	$660	$169,624	$2,412
Corporate asset impairment charges	—	—	20,107	—
Headcount actions and related severance	(1,245)	2,531	17,853	4,420
Professional services	7,843	165	11,877	3,813
Technology	428	588	827	7,690
(Gain) loss on sale of business and classification of assets held for sale	—	(1,558)	—	3,641
Other	1,432	324	3,104	438
Total included in operating profit	19,168	2,710	223,392	22,414
Loss on extinguishment of debt included in other expenses	—	—	—	8,466
Gain on final settlement of cross currency swap contracts included in other expenses	—	—	—	(116)
Gain on final settlement of cross currency swap contracts included in interest expense, net	—	—	—	(1,254)
Total included in income (loss) from continuing operations before income taxes	19,168	2,710	223,392	29,510
Discrete tax benefit	—	4,263	—	4,263
Tax effect on actions	—	—	—	—
Total included in income tax (expense) benefit	—	4,263	—	4,263
Total restructuring and other action-related charges included in income (loss) from continuing operations	$19,168	$(1,553)	$223,392	$25,247
As a result of and related to the sale of the global Champion business, which was completed subsequent to the Company’s third quarter on September 30, 2024, and the completed exit of the U.S.-based outlet store business in July 2024, the Company began implementing significant restructuring and consolidation efforts within its supply chain network, both manufacturing and distribution, as well as corporate cost and headcount reductions to align the Company’s network and improve its overall cost structure within continuing operations to drive stronger operating performance and margin expansion.
Restructuring and other action-related charges within operating profit were $19,168 and $2,710 in the quarters ended September 28, 2024 and September 30, 2023, respectively, and $223,392 and $22,414 in the nine months ended September 28, 2024 and September 30, 2023, respectively, as described in more detail below.
•Supply chain restructuring and consolidation charges in the quarter and nine months ended September 28, 2024 were $10,710 and $169,624, respectively, which primarily included charges of:
◦$1,117 and $79,510, respectively, reflected in the “Cost of Sales” line in the Condensed Consolidated Statements of Operations, primarily related to charges of $48,000 in the nine months ended September 28, 2024 to write down inventory as a result of further SKU rationalization efforts and $26,000 in the nine months ended September 28, 2024 for severance and related employee actions for impacted supply chain facilities; and
◦$9,593 and $90,114, respectively, reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations, primarily related to charges of:
▪$72,047 in the nine months ended September 28, 2024 for impairment of an owned facility that was classified as held for sale and a right of use asset for which the leased facility was not in operation,
▪$6,309 and $8,343 in the quarter and nine months ended September 28, 2024, respectively, for accelerated amortization of right of use assets for leased facilities that the Company expects to exit before the end of the contractual lease term, and

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
▪$1,943 and $6,024 in the quarter and nine months ended September 28, 2024, respectively, for headcount actions and related severance related to restructuring and consolidation efforts within the Company’s supply chain network.
•Supply chain restructuring and consolidation charges of $660 and $2,412 in the quarter and nine months ended September 30, 2023, respectively, represent supply chain segmentation to restructure and position the Company’s distribution and manufacturing network to align with its demand trends.
•Corporate asset impairment charges in the nine months ended September 28, 2024 were $20,107, which included charges of $10,395, reflected in the “Cost of sales” line in the Condensed Consolidated Statements of Operations, primarily related to a contract termination and $9,712, reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations, primarily related to charges for impairment of the Company’s headquarters location sold in the quarter ended September 28, 2024.
•The Company recognized a net gain of $1,245, primarily related to the reversal of accruals, in the quarter ended September 28, 2024 for headcount actions and related severance, compared to charges of $2,531 in the quarter ended September 30, 2023. Headcount actions and related severance charges were $17,853 and $4,420 in the nine months ended September 28, 2024 and September 30, 2023, respectively. Headcount actions and related severance resulting from operating model initiatives is primarily reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations.
•Charges related to professional services primarily including consulting and advisory services related to restructuring activities, which are reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations, were $7,843 and $11,877 in the quarter and nine months ended September 28, 2024, respectively, and $165 and $3,813 in the quarter and nine months ended September 30, 2023.
•Restructuring and other action-related charges in the quarter and nine months ended September 30, 2023 included a gain of $1,558 and a loss, net of proceeds, of $3,641, respectively, which are reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations, associated with the sale of the U.S. Sheer Hosiery business on September 29, 2023 and adjustments to the related valuation allowance prior to the sale primarily resulting from changes in carrying value due to changes in working capital. See Note “Assets and Liabilities of Businesses Held for Sale” for additional information regarding the U.S. Sheer Hosiery business.
•The remaining restructuring and other action-related charges within operating profit are primarily associated with technology charges, which relate to the implementation of the Company’s technology modernization initiative including the implementation of a global enterprise resource planning platform, and other restructuring and action-related charges.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
At December 30, 2023, the Company had an accrual of $10,890 for expected benefit payments related to actions taken in prior years. During the nine months ended September 28, 2024, the Company approved headcount actions and related severance to align its workforce and manufacturing and distribution network with its strategic initiatives resulting in charges of $74,681 for employee termination and other benefits for employees affected by the actions. The Company recorded $26,000 of these charges in the “Cost of sales” line, $23,005 in the “Selling, general and administrative expenses” line, and $25,676 in the “Loss from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations in the nine months ended September 28, 2024. The charges related to continuing operations, which totaled $49,005 in the nine months ended September 28, 2024, are included in the “Supply chain restructuring and consolidation” and the “Headcount actions and related severance” lines in the restructuring and other action-related charges table above. During the nine months ended September 28, 2024, the Company made benefit payments and other adjustments of $19,178, resulting in an ending accrual of $66,393 which is included in the “Accrued liabilities” line of the Condensed Consolidated Balance Sheets at September 28, 2024.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated interim financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 30, 2023, which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for the full year or any other future periods, and our actual results may differ materially from those expressed in or implied by the forward-looking statements as a result of various factors, including but not limited to those listed under Part I, Item 1A. “Risk Factors” and included elsewhere in our Annual Report on Form 10-K for the year ended December 30, 2023. In particular, among others, statements with respect to trends associated with our business, our key business strategies, our expectations regarding liquidity and our ability to maintain compliance with the covenants in our Senior Secured Credit Facility (as defined below) and our future financial performance included in this MD&A are forward-looking statements.
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

In September 2023, we announced that our Board of Directors and executive leadership team, with the assistance of financial and legal advisors, were undertaking an evaluation of strategic alternatives for the global Champion business. As part of this process, the Board of Directors considered a broad range of alternatives to maximize shareholder value and also considered an evaluation of the strategic alternatives for the U.S.-based outlet store business impacted by the global Champion business. In the second quarter of 2024, we reached the decision to exit the global Champion business and our U.S.-based outlet store business. At that time, we announced that we had reached an agreement to sell the intellectual property and certain operating assets of the global Champion business to Authentic Brands Group LLC (“Authentic”). Pursuant to the agreement, as amended, we completed the sale of the intellectual property and certain operating assets of the global Champion business to Authentic subsequent to our third quarter on September 30, 2024 (the “Initial Closing”) in exchange for gross cash proceeds of $857 million and a receivable of $12 million. In addition, we have the potential to receive additional contingent cash consideration of up to $300 million pursuant to the agreement. We will continue to provide certain transition services to Authentic pursuant to the terms of a Transition Services Agreement entered into among the Company, Authentic and the applicable service recipients and will continue to operate the Champion business in certain sectors and geographies through a transition period ending on January 31, 2025 (the “Deferred Business”). At the end of the transition period, Authentic will purchase from us certain remaining assets of the Deferred Business. The global Champion business sale transaction excluded the operating assets of the Champion business in Japan and we will continue to operate the Champion business in Japan as a licensee of Authentic pursuant to the terms of a license agreement entered into at the Initial Closing. We used net sale proceeds from the Initial Closing of $783 million, which excludes customary transaction costs and other deductions permitted under our senior secured credit facility (the “Senior Secured Credit Facility”), to pay down a portion of our outstanding term debt in October 2024.
In the second quarter of 2024, we began actively marketing our U.S.-based outlet store business to prospective buyers. In July 2024, we entered into a purchase agreement with Restore Capital (HCR Stores), LLC (“Restore”), an affiliate of Hilco Merchant Resources, LLC and completed the exit of our U.S.-based outlet store business. Under the purchase agreement, we agreed to pay Restore $12 million at closing and an additional $3 million in January 2025 and to provide certain inventory to Restore, in exchange for Restore agreeing to assume the operations and certain liabilities of our U.S.-based outlet store business. The agreement with Restore did not include the Champion-branded U.S. retail stores, which were addressed in accordance with the purchase agreement governing the sale of the global Champion business to Authentic, which was completed subsequent to our third quarter on September 30, 2024.
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
As previously disclosed, we completed the sale of our U.S. Sheer Hosiery business on September 29, 2023. The operations of our U.S. Sheer Hosiery business were reported in Other for the third quarter and nine months of 2023 in Note “Business Segment Information” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q. See Note “Assets and Liabilities of Businesses Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
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

Our Segments
In the second quarter of 2024, we realigned our segment reporting as a result of the pending sale of the global Champion business, which was completed subsequent to our third quarter on September 30, 2024, as discussed in Note “Assets and Liabilities of Businesses Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q. While the global Champion business was reflected within all reportable segments prior to its reclassification to discontinued operations, the U.S. Champion business made up the majority of our former Activewear segment. Accordingly, the former Activewear segment has been eliminated and the segment information herein excludes the results of the global Champion business for all periods presented. As a result of the strategic shift and resulting reorganization, the chief executive officer, who is our chief operating decision maker, began reviewing all U.S. innerwear and U.S. activewear operations together as one U.S. operating segment. As a result of these changes, our operations are now managed and reported in two operating segments, each of which is a reportable segment for financial reporting purposes: U.S. and International. These changes have been applied to all periods presented. These segments are organized and managed principally by geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms.
Other consists of our U.S. Sheer Hosiery business prior to its sale on September 29, 2023, certain sales from our supply chain to the European Innerwear business which was sold on March 5, 2022, short term transition service agreements and support of disposed businesses. Our U.S.-based outlet store business was also reflected in Other prior to its reclassification to discontinued operations in the second quarter of 2024 as discussed in Note “Assets and Liabilities of Businesses Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q. As a result of this reclassification, the results of the U.S.-based outlet store business are excluded from the segment information herein for all periods presented.
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
During the quarter ended September 28, 2024, we completed our annual quantitative impairment analysis for each reporting unit and the respective goodwill balances. The analysis indicated that all reporting units had fair values that exceeded their carrying values by more than 20% at the time the analysis was performed.
We also completed our annual quantitative impairment analysis for certain indefinite-lived intangible assets during the quarter ended September 28, 2024. While the analysis indicated that those indefinite-lived intangible assets had fair values that exceeded their carrying values, we noted a meaningful decline in the fair value cushion above the carrying value for one of the indefinite-lived trademarks within the Australian business. The decline in this trademark was driven by continued macroeconomic pressures impacting consumer spending in Australia and resulted in a fair value that exceeded the carrying value by approximately 10% at the time the analysis was performed. As a result, this trademark was considered to be at a higher risk for future impairment if economic conditions worsen or earnings and operating cash flows do not recover as currently estimated by management. As of September 28, 2024, the carrying value of this trademark was approximately $239 million.
Although we determined that no impairment existed for our goodwill or indefinite-lived intangible assets as of September 28, 2024, these assets could be at risk for future impairment due to changes in our business or global economic conditions.
Ransomware Attack
As previously disclosed, on May 24, 2022, we identified that we had become subject to a ransomware attack that affected certain of our information technology systems. The incident was subsequently investigated and contained and there are no ongoing operational impacts on our ability to provide our products and services. We maintain insurance, including coverage for cyber-attacks, subject to certain deductibles and policy limitations, in an amount that we believe appropriate.

During the third quarter of 2023, we recognized a benefit related to business interruption insurance proceeds of approximately $18 million, of which $15 million was received during the third quarter of 2023. During the nine months of 2023, we recognized a benefit related to business interruption insurance proceeds of approximately $24 million, of which approximately $21 million was received during the nine months of 2023. The remaining receivable for the expected final payment was recognized in the “Other current assets” line in the Condensed Consolidated Balance Sheets at September 30, 2023 and was received in October 2023. The business interruption insurance proceeds received were primarily related to the recovery of lost profit from business interruptions. We recognized a benefit of approximately $18 million and $23 million, respectively, for the business interruption insurance proceeds in the “Cost of sales” line of the Condensed Consolidated Statements of Operations during the third quarter and nine months of 2023. We recognized a benefit of approximately $1 million for the reimbursement of costs related primarily to legal fees in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations during the nine months of 2023.
Impact of the Macroeconomic Pressures on Our Business
The global macroeconomic pressures continue to impact our business operations and financial results, as described in more detail under “Condensed Consolidated Results of Operations - Third Quarter Ended September 28, 2024 Compared with Third Quarter Ended September 30, 2023” and “Condensed Consolidated Results of Operations - Nine Months Ended September 28, 2024 Compared with Nine Months Ended September 30, 2023” below, primarily through consumer-demand headwinds and increased interest rates which has pressured sales and resulted in higher operating and financing costs causing pressure on net operating results. Despite the challenging global operating environment, we have been able to balance near term management of the business with implementing changes to execute our strategy to transform the Company. We have simplified the business by improving inventory management capabilities through continued SKU discipline and lifecycle management. Gross and operating margin pressures began to ease in the second half of 2023 and continued in 2024 as lower cost inventory was sold and we benefited from various cost savings initiatives. The future impact of the global macroeconomic pressures, including consumer demand headwinds and higher interest rates, remain highly uncertain, and our business and results of operations, including our net revenues, earnings and cash flows, could continue to be adversely impacted. The Federal Reserve cut the federal-funds rate in September 2024 and is expected to have further cuts in the fourth quarter of 2024. While these cuts could potentially have a favorable impact to consumer spending, we remain highly uncertain as the near term impact on interest rates is not yet known. See the related risk factors under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2023.
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
Key Financial Results from the Third Quarter Ended September 28, 2024
Key financial results are as follows:
•Total net sales in the third quarter of 2024 were $937 million, compared with $961 million in the same period of 2023, representing a 3% decrease.
•Operating profit increased 27.1% to $103 million in the third quarter of 2024, compared with $81 million in the same period of 2023. As a percentage of sales, operating profit increased to 11.0% in the third quarter of 2024, compared to 8.4% in the same period of 2023.
•Diluted earnings per share from continuing operations was $0.09 in the third quarter of 2024 compared with diluted loss per share of $(0.02) in the same period of 2023.
Condensed Consolidated Results of Operations — Third Quarter Ended September 28, 2024 Compared with Third Quarter Ended September 30, 2023

	Quarters Ended
	September 28, 2024	September 30, 2023	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$937,103	$961,294	$(24,191)	(2.5)%
Cost of sales	546,663	611,513	(64,850)	(10.6)
Gross profit	390,440	349,781	40,659	11.6
Selling, general and administrative expenses	287,442	268,751	18,691	7.0
Operating profit	102,998	81,030	21,968	27.1
Other expenses	9,505	9,079	426	4.7
Interest expense, net	48,606	56,648	(8,042)	(14.2)
Income from continuing operations before income taxes	44,887	15,303	29,584	193.3
Income tax expense	12,508	21,280	(8,772)	(41.2)
Income (loss) from continuing operations	32,379	(5,977)	38,356	(641.7)
Loss from discontinued operations, net of tax	(2,428)	(32,822)	30,394	(92.6)
Net income (loss)	$29,951	$(38,799)	$68,750	(177.2)%

Net Sales
Net sales decreased 3% during the third quarter of 2024 compared to the third quarter of 2023 primarily due to the divestiture of the U.S. Sheer Hosiery business on September 29, 2023 and the unfavorable impact from foreign currency exchange rates in our International business of approximately $7 million.
Operating Profit
Operating profit as a percentage of net sales was 11.0% during the third quarter of 2024, representing an increase from 8.4% in the third quarter of 2023. The operating margin improvement primarily resulted from approximately 565 basis points from the reduction in input costs, approximately 185 basis points from the savings realized from continued improvement in our supply chain and approximately 60 basis points from our product assortment management initiative. This was partially offset by an increase in restructuring and other action-related charges included in operating profit to $19 million in the third quarter of 2024 compared to $3 million in the third quarter of 2023, which resulted in an unfavorable impact to operating margin of approximately 415 basis points. In addition, the operating margin improvement was partially offset by approximately 150 basis points due to increased brand investments.
Other Highlights
Other Expenses – Other expenses increased slightly in the third quarter of 2024 compared to the third quarter of 2023 primarily due to higher pension expense partially offset by lower funding fees for sales of accounts receivable to financial institutions in the third quarter of 2024.
Interest Expense – Interest expense from continuing operations was $49 million and $57 million in the third quarters of 2024 and 2023, respectively, representing a decrease of approximately $8 million. The interest expense from continuing operations excludes $17 million in both of the third quarters of 2024 and 2023, which was allocated to discontinued operations due to the requirement to pay down a portion of our outstanding term debt under the Senior Secured Credit Facility with the net proceeds from the sale of the global Champion business. Combined interest expense from continuing and discontinued operations decreased $9 million in the third quarter of 2024 compared to the third quarter of 2023 primarily due to lower weighted average outstanding debt balances partially offset by a higher weighted average interest rate on our borrowings during the third quarter of 2024. Our combined weighted average interest rate, including the portion of interest expense that was allocated to discontinued operations, on our outstanding debt was 7.50% for the third quarter of 2024 compared to 7.45% for the third quarter of 2023.
Income Tax Expense – In the third quarter of 2024, income tax expense was $13 million, resulting in an effective income tax rate of 27.9% and in the third quarter of 2023, income tax expense was $21 million, resulting in an effective income tax rate of 139.1%. Our effective tax rates for the third quarters of 2024 and 2023 primarily differ from the U.S. statutory rate due to valuation allowances against certain net deferred tax assets. Additionally, we had unfavorable discrete items of $1 million in the third quarter of 2024 and favorable discrete items of $4 million in the third quarter of 2023.
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
Operating Results by Business Segment — Third Quarter Ended September 28, 2024 Compared with Third Quarter Ended September 30, 2023

	Net Sales
	Quarters Ended
	September 28, 2024	September 30, 2023	Higher (Lower)	Percent Change
	(dollars in thousands)
U.S.	$678,345	$684,990	$(6,645)	(1.0)%
International	259,146	255,784	3,362	1.3
Other	(388)	20,520	(20,908)	(101.9)
Total	$937,103	$961,294	$(24,191)	(2.5)%

	Operating Profit and Margin
	Quarters Ended
	September 28, 2024		September 30, 2023		Higher (Lower)	Percent Change
	(dollars in thousands)
U.S.	$149,637	22.1%	$105,579	15.4%	$44,058	41.7%
International	36,893	14.2	24,570	9.6	12,323	50.2
Other	(1,989)	512.6	342	1.7	(2,331)	(681.6)
Corporate	(81,543)	NM	(49,461)	NM	(32,082)	64.9
Total	$102,998	11.0%	$81,030	8.4%	$21,968	27.1%
U.S.
U.S. net sales decreased 1% compared to the third quarter of 2023 primarily due to softer point-of-sale trends stemming from the continued macroeconomic pressures in the U.S. segment.
U.S. operating margin was 22.1%, an increase from 15.4% in the third quarter of 2023. The operating margin improvement primarily resulted from approximately 670 basis points from the reduction in input costs and approximately 260 basis points from the savings realized from continued improvement in our supply chain partially offset by approximately 210 basis points of increased brand investments.
International
Net sales in the International segment increased 1% compared to the third quarter of 2023 due to growth in the Americas and Asia, partially offset by unfavorable foreign currency exchange rates. The unfavorable impact of foreign currency exchange rates decreased net sales by approximately $7 million in the third quarter of 2024. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, increased 4%. The impact of foreign currency exchange rates is calculated by applying prior period exchange rates to the current year financial results. We believe constant-currency information is useful to management and investors to facilitate comparison of operating results and better identify trends in our businesses.
International operating margin was 14.2%, an increase from 9.6% in the third quarter of 2023. The operating margin improvement primarily resulted from approximately 220 basis points from the reduction in input costs and approximately 320 basis points due to benefits from cost savings initiatives.
Other
Sales and operating results in the third quarter of 2024 primarily reflect short term transition service agreements and support of disposed businesses. Sales and operating results in the third quarter of 2023 primarily reflect the U.S. Sheer Hosiery business which was sold on September 29, 2023 and certain sales from our supply chain to the European Innerwear business which was sold on March 5, 2022.
Corporate
Corporate expenses included in operating profit were higher in the third quarter of 2024 compared to the third quarter of 2023 primarily due to higher restructuring and other action-related charges and the receipt of a portion of our business interruption insurance proceeds during the third quarter of 2023 related to the ransomware attack which occurred during the second quarter of 2022.
As a result of and related to the sale of the global Champion business, which was completed subsequent to our third quarter on September 30, 2024, and the completed exit of the U.S.-based outlet store business in July 2024, we began implementing significant restructuring and consolidation efforts within our supply chain network, both manufacturing and distribution, as well as corporate cost and headcount reductions to align our network and improve our overall cost structure within continuing operations to drive stronger operating performance and margin expansion.
Restructuring and other action-related charges within operating profit were $19 million and $3 million in the third quarters of 2024 and 2023, respectively, as described in more detail below.
•Supply chain restructuring and consolidation charges in the third quarter of 2024 were $11 million, which primarily included charges of $6 million for accelerated amortization of right of use assets for leased facilities that we expect to exit before the end of the contractual lease term and $2 million for headcount actions and related severance related to restructuring and consolidation efforts within our supply chain network.

•Charges related to professional services primarily including consulting and advisory services related to restructuring activities were $8 million in the third quarter of 2024.
•We recognized a net gain of $1 million, primarily related to the reversal of accruals, in the third quarter of 2024, compared to charges of $3 million in the third quarter of 2023 related to headcount actions and related severance resulting from operating model initiatives.
•Restructuring and other action-related charges in the third quarter of 2023 included a gain of $2 million associated with the sale of the U.S. Sheer Hosiery business on September 29, 2023 and adjustments to the related valuation allowance prior to the sale primarily resulting from changes in carrying value due to changes in working capital. See Note “Assets and Liabilities of Businesses Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the U.S. Sheer Hosiery business.
•The remaining restructuring and other action-related charges within operating profit are primarily associated with technology charges, which relate to the implementation of our technology modernization initiative including the implementation of a global enterprise resource planning platform, and other restructuring and action-related charges. Supply chain restructuring and consolidation charges in the third quarter of 2023 represent supply chain segmentation to restructure and position our distribution and manufacturing network to align with our demand trends.
Restructuring and other action-related charges in the third quarter of 2023 included discrete tax benefits representing an adjustment to non-cash reserves established at December 31, 2022 related to deferred taxes established for Swiss statutory impairments, which are not indicative of our core operations.
During the third quarter of 2023, we recognized a benefit related to business interruption insurance proceeds of approximately $18 million, of which $15 million was received in the third quarter of 2023. The business interruption insurance proceeds received were primarily related to the recovery of lost profit from business interruptions and are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Operations during the third quarter of 2023.
The components of restructuring and other action-related charges were as follows:

	Quarters Ended
	September 28, 2024	September 30, 2023
	(dollars in thousands)
Restructuring and other action-related charges:
Supply chain restructuring and consolidation	$10,710	$660
Professional services	7,843	165
Headcount actions and related severance	(1,245)	2,531
Technology	428	588
Gain on sale of business and classification of assets held for sale	—	(1,558)
Other	1,432	324
Total included in operating profit	19,168	2,710
Discrete tax benefit	—	4,263
Tax effect on actions	—	—
Total included in income tax (expense) benefit	—	4,263
Total restructuring and other action-related charges included in income (loss) from continuing operations	$19,168	$(1,553)

Condensed Consolidated Results of Operations — Nine Months Ended September 28, 2024 Compared with Nine Months Ended September 30, 2023

	Nine Months Ended
	September 28, 2024	September 30, 2023	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$2,710,709	$2,880,328	$(169,619)	(5.9)%
Cost of sales	1,703,881	1,891,375	(187,494)	(9.9)
Gross profit	1,006,828	988,953	17,875	1.8
Selling, general and administrative expenses	927,851	812,446	115,405	14.2
Operating profit	78,977	176,507	(97,530)	(55.3)
Other expenses	29,519	31,056	(1,537)	(4.9)
Interest expense, net	149,511	160,586	(11,075)	(6.9)
Loss from continuing operations before income taxes	(100,053)	(15,135)	(84,918)	561.1
Income tax expense	34,723	50,286	(15,563)	(30.9)
Loss from continuing operations	(134,776)	(65,421)	(69,355)	106.0
Loss from discontinued operations, net of tax	(172,775)	(30,246)	(142,529)	471.2
Net loss	$(307,551)	$(95,667)	$(211,884)	221.5%
Net Sales
Net sales decreased 6% during the nine months of 2024 compared to the nine months of 2023 primarily due to the divestiture of the U.S. Sheer Hosiery business on September 29, 2023, a higher than anticipated level of inventory management actions by select retailers in the U.S. segment, the unfavorable impact from foreign currency exchange rates in our International business of approximately $38 million and the continued macro-driven slowdown impacting consumer spending across segments.
Operating Profit
Operating profit as a percentage of net sales was 2.9% during the nine months of 2024, representing a decrease from 6.1% in the nine months of 2023. The operating margin decline primarily resulted from an increase in restructuring and other action-related charges included in operating profit to $223 million in the nine months of 2024 from $22 million in the nine months of 2023, which resulted in a decline in operating margin of approximately 745 basis points. In addition, the operating margin decline resulted from approximately 155 basis points of increased brand investments partially offset by approximately 560 basis points from the reduction in input costs.
Other Highlights
Other Expenses – Other expenses decreased $2 million in the nine months of 2024 compared to the nine months of 2023 primarily due to recording charges of nearly $9 million as a result of the redemption of our 4.625% Senior Notes and our 3.5% Senior Notes in the first quarter of 2023. The charges included a payment of $5 million for a required make-whole premium related to the redemption of the 3.5% Senior Notes and non-cash charges of $4 million for the write-off of unamortized debt issuance costs. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information. This decrease in other expenses was partially offset by higher funding fees for sales of accounts receivable to financial institutions and higher pension expense in the nine months of 2024.
Interest Expense – Interest expense from continuing operations was $150 million and $161 million in the nine months of 2024 and 2023, respectively, representing a decrease of $11 million. The interest expense from continuing operations excludes $53 million and $48 million in the nine months of 2024 and 2023, respectively, which was allocated to discontinued operations due to the requirement to pay down a portion of outstanding term debt under the Senior Secured Credit Facility with the net proceeds from the sale of the global Champion business. Additionally, in conjunction with the redemption of the 3.5% Senior Notes described in “Other Expenses” above, we unwound the related cross-currency swap contracts previously designated as cash flow hedges and the remaining gain in AOCI of $1 million was released into earnings at the time of settlement which partially offset interest expense in the nine months of 2023. See Note “Financial Instruments and Risk Management” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information. Combined interest expense from continuing and discontinued operations decreased $9 million in the nine months of 2024 compared to the nine months of 2023 primarily due to lower weighted average outstanding debt balances partially offset by a higher weighted average interest rate on our borrowings during the nine months of 2024. Our combined weighted average interest rate, including the portion of interest expense that was allocated to discontinued operations, on our outstanding debt was 7.56% for the nine months of 2024 compared to 6.81% for the nine months of 2023.

Income Tax Expense – In the nine months of 2024, income tax expense was $35 million, resulting in an effective income tax rate of (34.7)% and in the nine months of 2023, income tax expense was $50 million, resulting in an effective income tax rate of (332.2)%. Our effective tax rates for the nine months of 2024 and the nine months of 2023 primarily differ from the U.S. statutory rate due to valuation allowances against certain net deferred tax assets. Additionally, we had minimal favorable discrete items in the nine months of 2024 and unfavorable discrete items of $4 million in the nine months of 2023.
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
Operating Results by Business Segment — Nine Months Ended September 28, 2024 Compared with Nine Months Ended September 30, 2023

	Net Sales
	Nine Months Ended
	September 28, 2024	September 30, 2023	Higher (Lower)	Percent Change
	(dollars in thousands)
U.S.	$1,962,390	$2,035,923	$(73,533)	(3.6)%
International	747,234	776,529	(29,295)	(3.8)
Other	1,085	67,876	(66,791)	(98.4)
Total	$2,710,709	$2,880,328	$(169,619)	(5.9)%

	Operating Profit and Margin
	Nine Months Ended
	September 28, 2024		September 30, 2023		Higher (Lower)	Percent Change
	(dollars in thousands)
U.S.	$406,114	20.7%	$297,340	14.6%	$108,774	36.6%
International	87,933	11.8	68,815	8.9	19,118	27.8
Other	(1,438)	(132.5)	130	0.2	(1,568)	(1,206.2)
Corporate	(413,632)	NM	(189,778)	NM	(223,854)	118.0
Total	$78,977	2.9%	$176,507	6.1%	$(97,530)	(55.3)%
U.S.
U.S. net sales decreased 4% compared to the nine months of 2023 primarily due to softer point-of-sale trends stemming from the continued macroeconomic pressures and higher than anticipated level of inventory management actions by select retailers.
U.S. operating margin was 20.7%, an increase from 14.6% in the nine months of 2023. The operating margin improvement primarily resulted from approximately 665 basis points from a reduction in input costs partially offset by approximately 210 basis points of increased brand investments.
International
Net sales in the International segment decreased 4% compared to the nine months of 2023 due to unfavorable foreign currency exchange rates and macroeconomic pressures impacting consumer sentiment in Australia, partially offset by growth in the Americas and Asia. The unfavorable impact of foreign currency exchange rates decreased net sales approximately $38 million in the nine months of 2024. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, increased 1%. The impact of foreign currency exchange rates is calculated by applying prior period exchange rates to the current year financial results. We believe constant-currency information is useful to management and investors to facilitate comparison of operating results and better identify trends in our businesses.
International operating margin was 11.8%, an increase from 8.9% in the nine months of 2023. The operating margin improvement primarily resulted from approximately 215 basis points from a reduction in input costs.

Other
Other net sales decreased in the nine months of 2024 compared to the nine months of 2023 primarily as a result of decreased hosiery sales as we completed the sale of our U.S. Sheer Hosiery business on September 29, 2023. Sales and operating results in the nine months of 2024 primarily reflect short term transition service agreements and support of disposed businesses.
Corporate
Corporate expenses included in operating profit were higher in the nine months of 2024 compared to the nine months of 2023 primarily due to higher restructuring and other action-related charges and the receipt of a portion of our business interruption insurance proceeds during the nine months of 2023 related to the ransomware attack which occurred during the second quarter of 2022.
As a result of and related to the sale of the global Champion business, which was completed subsequent to our third quarter on September 30, 2024, and the completed exit of the U.S.-based outlet store business in July 2024, we began implementing significant restructuring and consolidation efforts within our supply chain network, both manufacturing and distribution, as well as corporate cost and headcount reductions to align our network and improve our overall cost structure within continuing operations to drive stronger operating performance and margin expansion.
Restructuring and other action-related charges within operating profit were $223 million and $22 million in the nine months of 2024 and 2023, respectively, as described in more detail below.
•Supply chain restructuring and consolidation charges in the nine months of 2024 were $170 million, which primarily included charges of:
◦$80 million reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Operations primarily related to charges of $48 million to write down inventory as a result of further SKU rationalization efforts and $26 million for severance and related employee actions for impacted supply chain facilities and
◦$90 million reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations primarily related to charges of $72 million for impairment of an owned facility that was classified as held for sale and a right of use asset for which the leased facility was not in operation, $8 million for accelerated amortization of right of use assets for leased facilities that we expect to exit before the end of the contractual lease term and $6 million for headcount actions and related severance related to restructuring and consolidation efforts within our supply chain network.
•Corporate asset impairment charges in the nine months of 2024 were $20 million, which included charges of $10 million reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Operations primarily related to a contract termination and $10 million reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations primarily related to charges for impairment of our headquarters location sold in the nine months of 2024.
•Charges related to headcount actions and related severance resulting from operating model initiatives were $18 million and $4 million in the nine months of 2024 and 2023, respectively.
•Charges related to professional services primarily including consulting and advisory services related to restructuring activities were $12 million and $4 million in the nine months of 2024 and 2023, respectively.
•Restructuring and other action-related charges in the nine months of 2023 included a loss, net of proceeds, of $4 million associated with the sale of the U.S. Sheer Hosiery business on September 29, 2023 and adjustments to the related valuation allowance prior to the sale primarily resulting from changes in carrying value due to changes in working capital. See Note “Assets and Liabilities of Businesses Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the U.S. Sheer Hosiery business.
•The remaining restructuring and other action-related charges within operating profit are primarily associated with technology charges, which relate to the implementation of our technology modernization initiative including the implementation of a global enterprise resource planning platform and other restructuring and action-related charges. Supply chain restructuring and consolidation charges in the nine months of 2023 represent supply chain segmentation to restructure and position our distribution and manufacturing network to align with our demand trends.
Restructuring and other action-related charges in the nine months of 2023 included discrete tax benefits representing an adjustment to non-cash reserves established at December 31, 2022 related to deferred taxes established for Swiss statutory impairments, which are not indicative of our core operations.

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
The components of restructuring and other action-related charges were as follows:

	Nine Months Ended
	September 28, 2024	September 30, 2023
	(dollars in thousands)
Restructuring and other action-related charges:
Supply chain restructuring and consolidation	$169,624	$2,412
Corporate asset impairment charges	20,107	—
Headcount actions and related severance	17,853	4,420
Professional services	11,877	3,813
Technology	827	7,690
Loss on sale of business and classification of assets held for sale	—	3,641
Other	3,104	438
Total included in operating profit	223,392	22,414
Loss on extinguishment of debt included in other expenses	—	8,466
Gain on final settlement of cross currency swap contracts included in other expenses	—	(116)
Gain on final settlement of cross currency swap contracts included in interest expense, net	—	(1,254)
Total included in income (loss) from continuing operations before income taxes	223,392	29,510
Discrete tax benefit	—	4,263
Tax effect on actions	—	—
Total included in income tax (expense) benefit	—	4,263
Total restructuring and other action-related charges included in income (loss) from continuing operations	$223,392	$25,247
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

We had the following borrowing capacity and available liquidity under our credit facilities as of September 28, 2024:

	As of September 28, 2024
	Borrowing Capacity	Available Liquidity
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility(1)	$1,000,000	$996,743
Accounts Receivable Securitization Facility(2)	106,480	106,480
Other international credit facilities(3)	3,708	(5,358)
Total liquidity from credit facilities	$1,110,188	$1,097,865
Cash and cash equivalents		317,301
Total liquidity		$1,415,166

(1)A portion of the Revolving Loan Facility is available to be borrowed in Euros or Australian dollars. Available liquidity is reduced by standby and trade letters of credit issued and outstanding under this facility.
(2)Borrowing availability under the ARS Facility is subject to a quarterly fluctuating facility limit ranging from $200 million in the first and second quarters to $225 million in the third and fourth quarters and permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans.
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
•We used a combination of cash generated from operations and net proceeds from the sale of the global Champion business, which was completed subsequent to our third quarter on September 30, 2024, to pay down $868 million of our outstanding term debt in October 2024.
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
•We have invested in global growth initiatives, as well as marketing and brand building.
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
•We have completed and may pursue strategic divestitures, such as the recently completed sales of our global Champion business on September 30, 2024 and the exit of our U.S.-based outlet store business in July 2024.
•We made required cash contributions of $10 million to our U.S. pension plans in the nine months of 2024 based on the preliminary calculation by our actuary. We may also elect to make additional voluntary contributions.
•We may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could impact our effective income tax rate. We have not changed our reinvestment strategy from the prior year with regards to our unremitted foreign earnings and intend to remit foreign earnings totaling $802 million.

Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the nine months ended September 28, 2024 and September 30, 2023 was derived from our condensed consolidated interim financial statements.

	Nine Months Ended
	September 28, 2024	September 30, 2023
	(dollars in thousands)
Operating activities	$196,812	$287,344
Investing activities	(31,843)	(15,377)
Financing activities	(40,161)	(307,771)
Effect of changes in foreign exchange rates on cash	(3,398)	(11,518)
Change in cash and cash equivalents	121,410	(47,322)
Cash and cash equivalents at beginning of year	205,501	238,413
Cash and cash equivalents at end of period	$326,911	$191,091

Balances included in the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$317,301	$172,787
Cash and cash equivalents included in current assets held for sale	9,610	18,304
Cash and cash equivalents at end of period	$326,911	$191,091
Operating Activities
Our overall liquidity has historically been driven by our cash flow provided by operating activities, which is dependent on net operating results and changes in our working capital. Cash from operating activities decreased from prior year as we experienced significant reductions in working capital in the nine months of 2023. In the nine months of 2024, cash from operations was driven by margin expansion and continued discipline managing working capital.
Investing Activities
The increase in net cash used by investing activities in the nine months of 2024 compared to the nine months of 2023 was primarily the result of the final settlement of the cross currency swap contracts previously designated as net investment hedges in connection with the redemption of 3.5% Senior Notes, which resulted in a $19 million cash inflow in the nine months of 2023, and the exit of our U.S.-based outlet store business in July 2024 which resulted in a cash payment of $12 million in the nine months of 2024. This was partially offset by proceeds from the sale of assets of $12 million in the nine months of 2024.
Financing Activities
Net cash used by financing activities of $40 million in the nine months of 2024 primarily resulted from net repayments on borrowings including total scheduled repayments on the Term Loan A and the Term Loan B of $30 million and net repayments on our ARS Facility. Net cash used by financing activities of $308 million in the nine months of 2023 primarily resulted from a combination of refinancing our debt structure and net repayments on borrowings of $276 million on our debt facilities and payments of $28 million to refinance our debt structure to provide greater near-term financial flexibility given the uncertainty within the macroeconomic environment, which included a required make-whole premium of $5 million and total capitalized debt issuance costs of $23 million. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
Financing Arrangements
In May 2024, we amended the ARS Facility. This amendment extended the maturity date to May 2025 with no change to the quarterly fluctuating facility limit, which was $225 million as of September 28, 2024. Additionally, the amendment removed the two pricing tiers that were added in the previous amendment, reverting back to a single tier pricing structure. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
We believe our financing structure provides a secure base to support our operations and key business strategies. As of September 28, 2024, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness. Under the terms of the Senior Secured Credit Facility, among other financial and non-financial covenants, we are required to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio, each of which is defined in the Senior Secured Credit Facility. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility.

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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2024.
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
We are named in a putative class action in connection with the previously disclosed ransomware incident, entitled Toussaint et al. v. HanesBrands,[sic] Inc. This lawsuit was filed on April 27, 2023 and is pending in the United States District Court for the Middle District of North Carolina, and follows the consolidation of two previously pending lawsuits, entitled Roman v. Hanes Brands,[sic] Inc., filed October 7, 2022, and Toussaint v. HanesBrands,[sic] Inc., filed October 14, 2022. The lawsuit alleges, among other things, negligence, negligence per se, breach of implied contract, invasion of privacy, unjust enrichment, breach of implied covenant of good faith and fair dealing and unfair business practices under the California Business and Professions Code. The pending lawsuit seeks, among other things, monetary and injunctive relief. On April 2, 2024, the plaintiffs filed a motion for preliminary approval of a class action settlement. If approved by the Court, the settlement generally provides for class members to claim reimbursement for documented out-of-pocket losses related to the ransomware incident (limited to an aggregate cap of $100,000), as well as a choice of one of the following three forms of additional relief (with no aggregate cap): (1) two years of credit and identity monitoring services; (2) a one-time use credit for purchase of products on the www.hanes.com website; or (3) a cash payment. We have also agreed to undertake certain injunctive relief, and to pay an agreed upon amount of attorneys’ fees, costs, and service awards to the plaintiffs, if approved by the Court. On November 5, 2024, the Court entered an order granting preliminary approval of the settlement. The Court has scheduled the final approval hearing for March 10, 2025. We do not expect this settlement, if finally approved, to have a material adverse effect on our consolidated financial position or results of operations. We currently anticipate the cost of the proposed settlement to be between $1 million and $2 million.
We are also subject to various claims and legal actions that occur from time to time in the ordinary course of our business. However, we are not party to any pending legal proceedings that we believe could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors
The risk factors that affect our business and financial results are discussed in Part I, Item 1A., of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse ultimate impact on our business, financial condition, liquidity or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 28, 2024.

Item 6.	Exhibits

Exhibit Number	Description

2.1
Stock and Asset Purchase Agreement, dated as of June 4, 2024, by and among Hanesbrands Inc., ABG-Sparrow IPCo LLC, and, solely for purposes of Section 11.17, Authentic Brands Group LLC (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2024).*

2.2	First Amendment to Stock and Asset Purchase Agreement, dated as of September 25, 2024, between Hanesbrands Inc. and ABG-Champion LLC (f/k/a ABG-Sparrow IPCo LLC).

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

31.1	Certification of Stephen B. Bratspies, Chief Executive Officer.

31.2	Certification of M. Scott Lewis, Chief Financial Officer.

32.1	Section 1350 Certification of Stephen B. Bratspies, Chief Executive Officer.

32.2	Section 1350 Certification of M. Scott Lewis, Chief Financial Officer.

101.INS XBRL	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH XBRL	Inline Taxonomy Extension Schema Document

101.CAL XBRL	Inline Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Inline Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Inline Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Inline Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document and included in Exhibit 101)

*	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the U.S. Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANESBRANDS INC.

By:	/s/ M. Scott Lewis
M. Scott Lewis Chief Financial Officer and Chief Accounting Officer (Duly authorized officer, principal financial officer and principal accounting officer)
Date: November 7, 2024