Form 10-K
period 2024-12-28
Hanesbrands Inc.
filed 2025-02-14
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 28, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $1,725,686,462 (based on the closing price of the common stock on that date, as reported on the New York Stock Exchange and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 5% or more of the outstanding common stock are not affiliates).
As of February 7, 2025, there were 353,108,892 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference to portions of the registrant’s proxy statement for its 2025 annual meeting of stockholders.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “could,” “will,” “expect,” “outlook,” “potential,” “project,” “estimate,” “future,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results are forward-looking statements and are subject to risks and uncertainties that could cause actual results to differ materially from those implied or expressed by such statements. These risks and uncertainties include, but are not limited to, trends associated with our business; our ability to successfully implement our strategic plans, including our supply chain restructuring and consolidation and other cost savings initiatives; trends associated with our business; the rapidly changing retail environment and the level of consumer demand; the effects of any geopolitical conflicts (including the ongoing Russia-Ukraine conflict and Middle East conflicts) or public health emergencies or severe global health crises, including effects on consumer spending, global supply chains, critical supply routes and the financial markets; our ability to deleverage on the anticipated time frame or at all; any inadequacy, interruption, integration failure or security failure with respect to our information technology; future intangible assets or goodwill impairment due to changes in our business, market condition or other factors, significant fluctuations in foreign exchange rates; legal, regulatory, political and economic risks related to our international operations; our ability to effectively manage our complex international tax structure; and our future financial performance. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements. Such statements speak only as of the date when made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including those described under Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K, and available on the “Investors” section of our corporate website, www.Hanes.com/investors. The contents of our corporate website are not incorporated by reference in this Annual Report on Form 10-K.

PART I

Item 1.	Business
Company Overview
Hanesbrands Inc. (collectively with its subsidiaries, “Hanesbrands,” “we,” “us,” “our” or the “Company”) is a socially responsible global leader in everyday iconic apparel with a mission to create a more comfortable world for everybody. We operate across the Americas, Australia, and Asia. We own a portfolio of some of the world’s most recognized apparel brands in the core basic and innerwear apparel categories including Hanes, Bonds, Bali, Maidenform, Playtex, Bras N Things, Berlei, Wonderbra, Zorba, JMS/Just My Size and Comfortwash. It’s through our iconic brands that we deliver quality, affordable comfort that is responsibly produced with ethically sourced materials. Our brands have been trusted by consumers for generations as our products are in nine out of 10 U.S. households and we are the No. 1 seller of innerwear.
We continue to extend our market share lead and widen the gap from our competitors by leveraging the unmatched capabilities of our asset base, which consists of three key components: Global go-to-market capabilities, distribution at scale, and world-class manufacturing and sourcing operations. We capture demand wherever the consumer wants to shop, with products available in every channel, including market leading retailers and through our own direct-to-consumer channels.
We design, manufacture, source and sell a broad range of basics and innerwear apparel, such as T-shirts, bras, panties, shapewear, underwear and socks that are manufactured or sourced in our low-cost global supply chain. Almost 75% of the apparel units that we sell are produced in our plants or by dedicated contractors. This ownership of our supply chain enhances cost efficiency, scalability, and flexibility while enabling us to protect our brands and uphold best-in-class environmental and management practices.
Hanesbrands is proud of its reputation for ethical business practices and its commitment to corporate responsibility. We earned leadership -level A- scores in our most recent CDP Climate Change and Water Security reports, ranking among the top of nearly 22,000 companies evaluated. Hanesbrands set 2030 targets approved by the Science-Based Targets Initiative to reduce carbon emissions. In 2023, we surpassed those goals seven years ahead of schedule. Additionally, we are recognized for our impactful community-building initiatives, philanthropy and inclusive workplace practices.
Our holistic sustainability strategy is built on three core pillars: People, Planet and Product. These efforts align with the United Nations’ Sustainable Development Goals, addressing key areas such as good health and well-being, quality education, gender equality, climate action, clean water and sanitation, affordable and clean energy, economic growth, reduced inequalities, and responsible consumption and production. Through our dedicated sustainability website, hbisustains.com, we remain transparent throughout our journey, updating annually to track our progress towards our long-term goals. Since 2020, our sustainability initiatives have delivered more than $31 million in cost savings, with significant strides made in 2024.
Great clothes made right: This is who we are and what we do. Our business strategy reflects this statement in how we care for and grow our iconic brands through three key principles: Simplify for Growth, Focus for Impact, and Continuously Improve to Win. By simplifying our portfolio, we continue to elevate our brands by delivering quality and value to our consumers through innovative brand and product experiences. This keeps us focused on our core product offerings while also expanding through innovation and new business opportunities for greater marketplace impact.
Continuously improving to win means taking decisive actions to streamline our operations and deliver measurable results. Through our disciplined inventory management, we push to reduce inventory and product SKUs. We have segmented and consolidated our world-class supply chain for greater efficiency and flexibility. Our go-to-market strategy has been reimagined into a winning, repeatable cadence, supported by a robust, consumer-led innovation process that keeps us at the forefront of industry trends. All of this to ensure we consistently grow sales, expand our margins and generate cash flow.
Looking ahead we aim to build on this momentum and drive transformational growth. Our focus is on expanding our core business while placing strategic bets to explore new markets and opportunities. We remain committed to delivering greater value for shareholders by increasing returns and reducing debt, bolstering investor confidence. Through these efforts, Hanesbrands is shaping a future of sustained success, built on a foundation of innovation, agility, and excellence.

In September 2023, we announced that our Board of Directors and executive leadership team, with the assistance of financial and legal advisors, were undertaking an evaluation of strategic alternatives for the global Champion business, which included a broad range of alternatives to maximize shareholder value and also considered an evaluation of the strategic alternatives for our U.S.-based outlet store business impacted by the global Champion business. In June 2024, we reached the decision to exit the U.S.-based outlet store business and the global Champion business, excluding the Champion Japan business, (“global Champion business”). We completed the exit of the U.S.-based outlet store business in July 2024 and completed the sale of the intellectual property and certain operating assets of the global Champion business in the fourth quarter of 2024 on September 30, 2024. In December 2024, we finalized plans to exit the Champion Japan business and expect to complete the sale of the business within the next 12 months. We determined that the exit of the global Champion business, U.S.-based outlet store business and the Champion Japan business represent multiple components of a single strategic plan that met held-for-sale and discontinued operations accounting criteria in 2024. Accordingly, we began to separately report the results of these businesses as discontinued operations in our Consolidated Statements of Operations and to present the related assets and liabilities as held for sale in our Consolidated Balance sheets. These changes have been applied to all periods presented.
On March 5, 2022, we completed the sale of our European Innerwear business to an affiliate of Regent, L.P. and on September 29, 2023, we completed the sale of our U.S. Sheer Hosiery business to AllStar Hosiery LLC, an affiliate of AllStar Marketing Group, LLC. When we reached the decision to exit our European Innerwear business in 2021, we determined that this business met held-for-sale and discontinued operations accounting criteria and accordingly, we began to separately report the results of our European Innerwear business as discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2022. The operations of our U.S. Sheer Hosiery business are reported in “Other” for the years ended December 30, 2023 and December 31, 2022 in Note “Business Segment Information” to our consolidated financial statements included in this Annual Report on Form 10-K.
Unless otherwise noted, all discussion within this Annual Report on Form 10-K, including amounts and percentages for all periods, reflect the results of our continuing operations. See Note “Assets and Liabilities of Businesses Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Our fiscal year ends on the Saturday closest to December 31. All references to “2024”, “2023” and “2022” relate to the 52-week fiscal years ended on December 28, 2024, December 30, 2023, and December 31, 2022, respectively.
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
Hanes is the cornerstone of our portfolio. The Hanes brand is over 120 years old and is the most widely recognized apparel brand in the United States. As the top-selling apparel brand in the country, Hanes reaches nine out of ten U.S. households, delivering unparalleled comfort, style, and value. Spanning every major product category - including men’s underwear, women’s panties, children’s underwear, bras, socks, T-shirts, fleece and shapewear - Hanes sets the standard for everyday essentials. With one of the broadest distribution footprints in the industry, Hanes products are available across all major retail channels, including mass merchandise, e-commerce platforms, discount stores, and department stores. Collaborations with third party partners have further expanded the brand’s reach to specialty and high-end retailers, solidifying its versatility and appeal. Innovation drives the Hanes brand forward. Following the highly successful 2021 launch of the Hanes Total Support Pouch underwear platform, we introduced the Hanes Originals line in late 2022, which was designed to resonate with younger consumers. Hanes Originals marked the brand’s first multi-category, multi-geography product launch under our new global innovation framework. In 2024, Hanes continued its innovation momentum with the launch of the Hanes Originals SuperSoft collection, reinforcing its leadership in innovation and creating comfort-driven, style-forward apparel for a new generation. The brand also introduced Hanes Moves, a new men’s collection with X-Temp all-day cooling technology.
Bonds is a megabrand in our global portfolio with strong heritage and deep household penetration in its respective market. The Bonds brand is over a century old and is Australia’s largest and most well-known innerwear brand, holding the number one position in men’s underwear, women’s panties, children’s underwear and socks categories. The portfolio also extends to casual apparel, babywear, activewear, sleepwear and bras. While Bonds is distributed across wholesale channels, it’s primarily distributed direct-to-consumer through its retail store network of over 140 stores, a thriving e-commerce business and growing omnichannel services making it easier for consumers to interact with the brand.

Maidenform is America’s number one shapewear brand and has been trusted for stylish, modern bras, panties and shapewear since 1922. It is one of multiple iconic intimate brands in our portfolio. In 2023, we launched M by Maidenform, a collection of extremely soft-on-the-skin intimate apparel products focused on younger consumers, across channels with strong initial consumer response. As with Hanes, we are leveraging our global scale with M by Maidenform distributed in multiple countries. Bali offers a range of bras, panties and shapewear sold in the department store channel. Bali Breathe launched in 2024, a new collection crafted from an ultra-soft cotton modal fabric for comfort and breathable support. Playtex, an iconic American brand, offers a range of full-figure wire free support bras and is sold everywhere from mass merchandise retailers to department stores.
In addition, we offer a variety of apparel products under the following well-known brands: Bras N Things, Berlei, Wonderbra, Zorba, JMS/Just My Size and Comfortwash.
These brands complement our primary product offerings, allowing us to provide consumers a variety of options to meet their diverse needs.
Our Segments
In 2024, we realigned our segment reporting as a result of the sale of the global Champion business, as discussed in Note “Assets and Liabilities of Businesses Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K. While the global Champion business was reflected within all reportable segments prior to its reclassification to discontinued operations, the U.S. Champion business made up the majority of our former Activewear segment. Accordingly, the former Activewear segment has been eliminated and the segment information herein excludes the results of the global Champion business for all periods presented. As a result of the strategic shift and resulting reorganization, the chief executive officer, who is our chief operating decision maker, began reviewing all U.S. innerwear and U.S. activewear operations together as one U.S. operating segment. As a result of these changes, our operations are now managed and reported in two operating segments, each of which is a reportable segment for financial reporting purposes: U.S. and International. In December 2024, the Champion Japan business, which was previously reported within the International segment, was classified as held for sale and reflected as discontinued operations for all periods presented. Accordingly, the Champion Japan business has been excluded from the International segment information herein. These segments are organized principally by geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms.
The following table summarizes our operating segments by product category:

Segment	Primary Products	Primary Brands
U.S.	Basics, including men’s underwear, women’s panties, children’s underwear and socks and intimate apparel, such as bras and shapewear, T-shirts, fleece, sports bras and thermals	Hanes, Bali, Maidenform, Playtex, JMS/Just My Size, Comfortwash, Hanes Beefy-T, Polo Ralph Lauren*

International	Basics, including men’s underwear, women’s panties, children’s underwear, and socks and intimate apparel, such as bras and shapewear, thermals and home goods	Bonds, Sheridan, Hanes, Bras N Things, Playtex, Berlei, Wonderbra, Zorba, Rinbros, Sol y Oro, Polo Ralph Lauren*

*	Brand used under a license agreement.
U.S.
Our U.S. segment includes core apparel products, such as men’s underwear, women’s panties, children’s underwear and socks as well as intimate apparel, which includes bras and shapewear, sold in the United States, under well-known brands that are trusted by consumers. We are the leading manufacturer and marketer of men’s underwear and children’s underwear in the United States under the Hanes and Polo Ralph Lauren brands and we are also an intimate apparel category leader in the United States with our Hanes, Bali, Maidenform, and Playtex brands. This segment also includes other apparel sales in the United States of branded products that are primarily seasonal in nature to both retailers and wholesalers. During 2024, net sales from our U.S. segment were $2.6 billion, representing approximately 74% of total net sales.

International
Our International segment includes innerwear and home goods products, sold outside of the United States, that are primarily marketed under the Bonds, Sheridan, Hanes, Bras N Things, Playtex, Berlei, Wonderbra, Zorba, Rinbros, Sol y Oro, and Polo Ralph Lauren brands. Our innerwear brands are market leaders across Australia and certain markets in Latin America. In Australia, we are the category leader in men’s underwear and we hold the number one market share in intimate apparel. During 2024, net sales from our International segment were $908 million, representing approximately 26% of total net sales. Our largest international markets are Australia, Mexico, Canada, and Latin America.
The following table summarizes our brands and product categories sold within each international region:

International Country/Region	Primary Products	Primary Brands
Australia	Basics, including men’s underwear, women’s panties, children’s underwear and socks and intimate apparel, such as bras and shapewear	Bonds, Bras N Things, Berlei
	Home goods	Sheridan

Asia	Basics, including men’s underwear, women’s panties, children’s underwear and socks and intimate apparel, such as bras and shapewear	Hanes, Playtex, Wonderbra, Polo Ralph Lauren*

Americas (excluding the United States)	Basics, including men’s underwear, women’s panties, children’s underwear and socks and intimate apparel, such as bras and shapewear, T-shirts, fleece, sports bras and thermals	Hanes, Wonderbra, Zorba, Rinbros, Sol y Oro

*	Brand used under a license agreement.
Customers and Distribution Channels
Our products are broadly distributed through our wholesale customers’ stores and websites, as well as through our own stores and websites. In 2024, approximately 74% of our total net sales were in the United States and approximately 26% were outside the United States. Our largest customers are Walmart Inc. (“Walmart”), Amazon.com Inc. (“Amazon”), and Target Corporation (“Target”) and accounted for 24%, 13%, and 11% of our total net sales in 2024, respectively. As is common in the basic apparel industry, we generally do not have purchase agreements that obligate our customers to purchase our products. However, the majority of our key customer relationships have been in place for 10 years or more. Walmart, Amazon, and Target are our only customers with sales that exceeded 10% of our total net sales in 2024, with substantially all these sales reported within our U.S. segment.
Sales to mass merchants in the United States accounted for approximately 38% of our total net sales in 2024 and included all of our product categories under our Hanes, Maidenform, Playtex and JMS/Just My Size brands. Mass merchants feature high-volume, low-cost sales of basic apparel items along with a diverse variety of consumer goods products, such as grocery and pharmacy products and other hard lines. Our largest mass merchant customer is Walmart.
Sales to pure play e-commerce customers in the United States accounted for approximately 13% of our total net sales in 2024. We sell products that span across our product categories to pure play e-commerce customers. Our largest pure play e-commerce customer is Amazon.
Sales to mid-tier and department stores in the United States accounted for approximately 12% of our total net sales in 2024. Mid-tier stores target a higher-income consumer than mass merchants, focus more on sales of apparel items rather than other consumer goods such as grocery and pharmacy products. We sell all our product categories in mid-tier stores. Traditional department stores target higher-income consumers and carry more high-end, fashion conscious products as compared to mid-tier stores or mass merchants and tend to operate in higher-income areas and commercial centers. We sell products in our intimate apparel, underwear, socks and other apparel categories through department stores.
Sales to other customers in the United States represented approximately 11% of our total net sales in 2024. We sell T-shirts, golf and sport shirts and fleece sweatshirts to wholesalers and third-party embellishers primarily under our Hanes and Hanes Beefy-T brands. We sell primarily underwear products under the Hanes brands to food, pharmacy and variety stores. We sell products that span across our product categories to the United States military for sale to servicemen and servicewomen as well as through discount retailers.

With respect to net sales, internationally, approximately 51% of our net sales were wholesale sales to retailers and 49% of our net sales were consumer-directed sales through our owned retail stores and e-commerce sites. For more information about our sales on a geographic basis, see Note “Geographic Area Information” to our consolidated financial statements included in this Annual Report on Form 10-K.
Manufacturing, Sourcing and Distribution
During 2024, almost 75% of the apparel units we sold were from finished goods manufactured through a combination of facilities we own and operate, and facilities owned and operated by dedicated third-party contractors who perform some of the steps in the manufacturing process for us, such as dyeing, cutting and/or sewing. We sourced the remainder of our finished goods from third-party manufacturers who supply us with finished products based on our designs. In making decisions about the location of manufacturing operations and third-party sources of supply, we consider a number of factors, including labor, local operating costs, geopolitical factors, product quality, regional infrastructure, applicable quotas and duties and freight costs. We believe that our balanced approach to product supply, which relies on a combination of owned, contracted and sourced manufacturing located across different geographic regions, increases the efficiency of our operations, reduces product costs, diversifies risk, increases flexibility and offers customers a reliable source of supply.
Finished Goods That Are Manufactured by Hanesbrands
The manufacturing process for the finished goods that we manufacture begins with raw materials we obtain from suppliers. The principal raw materials in our product categories are cotton and synthetics. Cotton and synthetic materials are typically spun into yarn by our suppliers, which is then knitted into cotton, synthetic and blended fabrics. We source all of our yarn requirements from large-scale domestic and international suppliers. To a lesser extent, we purchase fabric from several domestic and international suppliers in conjunction with our scheduled production. In addition to cotton yarn and cotton-based textiles, we use thread, narrow elastic and trim for product identification, buttons, zippers, snaps and lace. These fabrics are cut and sewn into finished products, either by us or by third-party contractors. We currently operate 20 manufacturing facilities. Most of our cutting and sewing operations are strategically located in Asia, Central America and the Caribbean Basin. Alternate sources of these materials and services are readily available.
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
Distribution
As of December 28, 2024, we distributed our products from 26 distribution centers. These facilities include 9 facilities located in the United States and 17 facilities located outside the United States, primarily in regions where we sell our products. We internally manage and operate 15 of these facilities, and we use third-party logistics providers who operate the other 11 facilities on our behalf.

Inventory
We believe effective inventory management is key to our success. Because our customers generally do not purchase our products under long-term supply contracts, but rather on a purchase order basis, effective inventory management requires close coordination with our customer base. We seek to ensure that products are available to meet customer demands while effectively managing inventory levels. We employ various types of inventory management techniques that include collaborative forecasting and planning, supplier-managed inventory, key event management and various forms of replenishment management processes. Our supplier-managed inventory initiative is intended to shift raw material ownership and management to our suppliers until consumption, freeing up cash and improving response time. We have demand management planners in our customer management group who work closely with customers to develop demand forecasts that are passed to the supply chain. We also have professionals within the customer management group who coordinate daily with our larger customers to help ensure that our customers’ planned inventory levels are in fact available at their individual retail outlets. Additionally, within our supply chain organization we have dedicated professionals who translate the demand forecast into our inventory strategy and specific production plans. These individuals work closely with our customer management team to balance inventory investment/exposure with customer service targets. Since beginning our aggressive SKU and inventory reduction process in 2020, we have reduced the number of SKUs across our portfolio by nearly 40% and implemented a disciplined SKU lifecycle management process.
Seasonality and Other Factors
Our operating results are typically subject to some variability due to seasonality and other factors. For instance, we have historically generated higher sales during the back-to-school and holiday shopping seasons and during periods of cooler weather, which benefits certain product categories such as socks and fleece. Our diverse range of product offerings, however, typically mitigates some of the impact of seasonal changes in demand for certain items. Sales levels in any period are also impacted by our customers’ decisions to increase or decrease their inventory levels of our categories in response to anticipated consumer demand or the overall inventory levels of their other product categories. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. Media, advertising and promotion expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.
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
Changes in product sales mix can impact our gross profit as the percentage of our sales attributable to higher margin products, such as intimate apparel and men’s underwear, and lower margin products, such as socks, fluctuate from time to time. In addition, sales attributable to higher and lower margin products within the same product category fluctuate from time to time. Our customers may change the mix of products ordered with minimal notice to us, which makes trends in product sales mix difficult to predict. However, certain changes in product sales mix are seasonal in nature, as sales of socks and fleece products generally have higher sales during the last two quarters (July to December) of each fiscal year as a result of cooler weather, back-to-school shopping and holidays, while other changes in product mix may be attributable to consumers’ preferences and discretionary spending.

Product Innovation and Marketing
A significant component of our business strategy is our strong product research and development and innovation capabilities, including the development of new and improved apparel technology platforms, as demonstrated by the fact that in 2024, we filed 20 patent applications and had 23 patents issued in the U.S. and around the world. Our developments include our innovative fabric platforms ComfortBlend®, FreshIQ® and XTEMP®, as well as our product design innovations such as Comfort Flex Fit®, DreamWire® and SmoothTec®. We launched our innovative Total Support Pouch in men’s underwear, which is now the subject of a number of patent registrations and pending applications. In 2022, we launched a new and improved line of the Total Support Pouch platform that incorporates our X-Temp fabric technology, and we expect the patented pouch construction to continue to play a significant role in our innovation pipeline. In 2023, we launched M by Maidenform across retail channels, elevating the brand with bright colors, soft fabrics and youthful designs. Bonds Whoopsies, created by parents for parents, incorporated anti-odor and absorbency technology into reusable baby products. Hanes Originals continues to play a prominent role in our innovation pipeline, and in 2024, Bonds and Hanes continued to build on our proprietary absorbency platform, offering Hanes training pants for kids as well as women’s and girls’ absorbency underwear. We believe this absorbency technology has significant opportunity for platform expansion in both the underwear and activewear product lines. The Hanes Moves collection also incorporates X-Temp all-day cooling technology and Bali Breathe is crafted from an ultra-soft cotton modal fabric for comfort and breathable support.
Driving innovation platforms across brands and categories is a major element of our business strategy as it is designed to meet key consumer needs and leverage advertising dollars. We leverage global expert talent and our unique supply chain model to improve the speed at which we deliver new designs to our customers and consumers around the world. The Total Support Pouch is now sold in eight countries, Hanes Originals in eight countries, and M by Maidenform in five countries. In late 2024, HBI announced that Bonds will be sold in the U.S. for the first time. During 2024, our brand investment including advertising and promotion expense, was approximately $174 million, representing 5.0% of our total net sales compared to $126 million or 3.5% in 2023. We advertise in consumer and trade publications, on television and through digital initiatives including social media, online video and other mobile platforms. We also participate in cooperative advertising on a shared cost basis with major retailers in print and digital media and television and engage in other performance based marketing.
Competition
The basic apparel market is highly competitive and rapidly evolving. Competition generally is based upon brand, comfort, fit, style and price. Our businesses face competition today from other large domestic and foreign corporations and manufacturers. In the United States, we compete with Fruit of the Loom, Inc., a subsidiary of Berkshire Hathaway Inc., through its own offerings and those of its Vanity Fair Intimates offerings. Other global competitors in our innerwear category include Victoria’s Secret & Co. and Jockey International, Inc. We also compete with many small manufacturers across all of our business segments. Additionally, mass merchant retailers, department stores and other retailers, including many of our customers, market and sell basic apparel products under private labels and controlled brands that compete directly with our brands. Our competitive strengths include our strong iconic brands with leading market positions, our industry-leading innovation, our high-volume, core products focus, our significant scale of operations and breadth of distribution, our world-class global supply chain and our strong customer relationships. We continually strive to improve in each of these areas.
Intellectual Property
We market our products under hundreds of our own trademarks in the United States and other countries around the world, the most widely recognized of which are Hanes, Bonds, Bali, Maidenform, Sheridan, Playtex, Bras N Things, Berlei, Wonderbra, Zorba, JMS/Just My Size and Comfortwash. Some of our products are sold under trademarks that have been licensed from third parties, such as Polo Ralph Lauren men’s underwear.
Some of our trademarks are licensed to third parties. In the United States and Canada, the Playtex trademark is owned by Playtex Marketing Corporation, of which we own a 50% interest and which grants to us a perpetual royalty-free license to the Playtex trademark on and in connection with the sale of apparel in the United States and Canada. In Europe, we license the Playtex and Wonderbra trademarks to the DIM Brands International Group for the sale of innerwear products in the European Union, the United Kingdom and a number of European countries. The DIM Brands International Group also has the right to distribute Maidenform-branded innerwear products in the European Union, the United Kingdom, and several other European countries. Outside the United States and Canada, we own the Playtex trademark and perpetually license such trademark to an unaffiliated third party for non-apparel products. We own the Berlei trademark in Australia, New Zealand, South Africa and a limited number of smaller jurisdictions. Apart from these jurisdictions, the Berlei trademark is owned by an unaffiliated third party in most major markets, including Japan, China, the United States and the European Union. Our trademarks are important to our marketing efforts and have substantial value.

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

We place high importance on product innovation and design, and a number of these innovations and designs are the subject of patents. When appropriate, we take the necessary steps to enforce our patent rights against infringement. For example, we have taken multiple actions in the United States and internationally to protect our Total Support Pouch patent family. That said, we do not regard any segment of our business as being dependent upon any single patent or group of related patents. In addition, we own proprietary trade secrets, technology and know-how that we have not patented.
Governmental Regulation and Environmental Matters
We are subject to federal, state and local laws and regulations in the United States that could affect our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various environmental laws and regulations. Some of our international businesses are subject to similar laws and regulations in the countries in which they operate. Certain of our products are required to be manufactured in compliance with applicable governmental standards. Our operations also are subject to various international trade agreements and regulations. We believe that we are in compliance in all material respects with all applicable governmental regulations.
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
Sustainability
Unlike most apparel companies, we produce nearly 75% of our total unit volume in facilities we own or control. Owning the majority of our supply chain not only impacts cost, scale and flexibility, but also allows us to adhere to best-in-class management and environmental practices. We are protective of our strong reputation for corporate citizenship and social responsibility and proud of our significant achievements in the areas of environmental stewardship, workplace quality and community building.

Issues such as climate change, water stress and unethical labor or human rights practices within supply chains pose risks to our business and our ability to produce our products in an ethical and sustainable manner. We assess and evaluate these risks annually as part of our Enterprise Risk Management process, which is overseen by the Audit Committee of our Board of Directors. We also have a dedicated team responsible for managing our global sustainability program. Our Chief Executive Officer is responsible for setting overall business strategy, including our commitment to sustainability. He directly oversees our Sustainability Executive Steering Committee which has ultimate management oversight of our global sustainability program and meets quarterly to assess the program’s effectiveness. To drive the program across our entire organization on a global basis, we have also put in place internal resources from multiple countries and functional areas who are responsible for executing our global sustainability initiatives and goals. Our 2025 and 2030 goals, which are discussed on our sustainability website, www.hbisustains.com, were set prior to the divestiture in September 2024 of our global Champion business and therefore include the pre-divestiture impact of the Champion business. As a result, we have been considering and evaluating our sustainability objectives following the divestiture, including the climate-related impacts on and risks to our business going forward. We expect to announce updated sustainability goals in the second quarter of 2025 and are excited to continue being an industry leader in sustainability, where our approach is framed in our core pillars of People, Planet and Product.
We approach sustainability from a broad, holistic perspective and focus our efforts in areas addressed by the United Nations’ Sustainable Development Goals, such as: good health and well-being; quality education; gender equality; climate action; clean water and sanitation; affordable and clean energy; economic growth; reduced inequalities; and responsible consumption and production.
We have a long-standing commitment to sustainability. Hanesbrands earned a leadership level A- score in both the 2024 CDP Climate Change Report and the 2024 CDP Water Security Report, placing us near the top of a list of more than 22,000 companies rated. In 2021, we submitted science-based greenhouse gas goals to the Science-Based Targets Initiative (“SBTi”) which call for a 46.2% reduction in direct emissions and a 27.5% reduction in indirect emissions by 2030. As of 2023, we exceeded those goals, with a 51.5% reduction in Scope 1 and 2 emissions and a 27.7% reduction in Scope 3 emissions against our 2019 baseline. We are also members of Cascale (formerly known as the Sustainable Apparel Coalition) and have been recognized for our transparency, environmental performance and socially responsible business practices by such organizations as CDP, Baptist World Aid, Fundahrse, Fundemas, and Fashion Revolution.
Human Capital Management
Employees and Labor Relations
As of December 28, 2024, we had approximately 41,000 employees, of which approximately 93% (approximately 38,000 employees) are located outside the United States. Approximately 79% of our employees (approximately 32,000 employees) are employed in our large-scale supply chain facilities located primarily in Central America, the Caribbean Basin and Asia. Approximately 93% of our employees (approximately 38,000 employees) consist of full-time employees. As of December 28, 2024, no employees in the United States were covered by collective bargaining agreements. A significant portion of our employees based in foreign countries are represented by unions or are subject to trade-sponsored or governmental agreements.
Health and Safety
We prioritize the health and safety of our employees. We have created and implemented processes and training programs to maintain safe and healthy work environments in our offices, manufacturing facilities, distribution centers and retail stores, and we review and monitor our performance closely. During the year ended December 28, 2024, our Occupational Safety and Health Administration (“OSHA”) recordable rate was 0.29, compared to 0.33 prior year. We offer employee benefits to our global workforce to ensure access to care, including onsite wellness clinics and mental health resources.
Employee Demographics
As a global company operating in approximately 22 countries on six continents, our employees represent different backgrounds, ethnicities, cultures, religions, genders, sexual orientations and ages. We believe these different perspectives strengthen our business and we strive to build an inclusive culture. As of December 28, 2024, our global workforce was approximately 36% male and 64% female, and of our domestic workforce, our employees were approximately 54% white, approximately 23% Black or African American, approximately 15% Hispanic, approximately 5% Asian, approximately 1% American Indian or Alaskan Native and approximately 2% two or more races or other. As of December 28, 2024, our representation of people of color at the senior manager and above levels within our U.S. workforce was approximately 18%, and representation of women at the senior manager and above levels within our U.S. workforce was approximately 51%.

Talent Development
Our talent strategy is focused on attracting the best global talent, recognizing and rewarding their performance, and continually developing, engaging and retaining them. We regularly review succession plans and conduct annual assessments to identify talent needs, assess how we are positioned from a talent perspective, and prioritize actions to identify and develop talent. We also cultivate a learning environment that drives individual and business results by developing employees to reach their full potential. HBI University, our global learning platform, provides employees with access to thousands of e-learning courses, as well as instructor-led and virtual courses to strengthen technical skills, leadership, productivity, business acumen and soft skills. In 2024, as part of our online course offerings, associates completed over 11,000 hours of micro-learning modules. In addition, world-class management and leadership development programs in our large manufacturing hubs in Central America, the Caribbean Basin and Asia provide the foundational skills required for key talent and rising managers in our global supply chain and develop capacities for current and future leaders of the organization.
Culture and Engagement
The results of our latest global engagement survey completed in 2023 indicated that we excel in areas including overall engagement, clear expectations and a link between employees’ work and our goals and objectives, understanding strategic goals of the organization, and employees finding their jobs challenging and interesting. In 2024, we completed surveys in certain regions, the results of which were consistent with those of the prior year’s global survey. We plan to launch another global engagement survey in 2025.

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
We will be a less diversified business following the sale of our global Champion business and the exit from our U.S. outlet store business, which may adversely affect our results of operations and financial condition.
In July 2024, we completed the exit from our U.S. outlet store business and in September 2024, we completed the sale of our global Champion business, with the exception of the sale of the operating assets of the Champion Japan business, for which we reached an agreement in December 2024. As a result, we are a smaller company that is more focused on our innerwear and basic apparel business. Although we work to minimize the impact of macroeconomic headwinds or changes in consumer preferences, such events could have a greater impact on our business following these divestitures. In addition, the diversification of revenues, costs, and cash flows will diminish, such that our results of operations, cash flows, working capital, effective tax rate, and financing requirements may be subject to increased volatility. We may experience decreased capital allocation efficiency and flexibility because we can no longer use cash flow from the global Champion business or the U.S. outlet store business to fund aspects of our business strategy. All of these factors could have a material adverse effect on our business, results of operations, and financial condition.
Our customers may require products on an exclusive basis, forms of economic support and other changes that could be harmful to our business.
Customers may require us to provide them with some of our products on an exclusive basis, which could cause an increase in the number of stock keeping units, or “SKUs,” we must carry and, consequently, increase our inventory levels and working capital requirements. Moreover, our customers may seek markdown allowances, incentives and other forms of economic support, which reduce our gross margins and affect our profitability. Our financial performance is negatively affected by these pressures when we are forced to reduce our prices without being able to correspondingly reduce production costs.
Operational Risks
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
In 2024, our top 10 customers accounted for approximately 64% of our total net sales. Our largest customers in 2024 were Walmart, Amazon, and Target, which accounted for 24%, 13%, and 11% of our total net sales, respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future. Moreover, our top customers are the largest market participants in our primary distribution channels across all of our product lines. We generally do not enter into purchase agreements that obligate our customers to purchase our products, and as a result, most of our sales are made on a purchase order basis. A decision by any of our top customers to significantly decrease the volume of products purchased from us could substantially reduce revenues and may have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, if any of our customers devote less selling space to basic apparel products in general or our products specifically, our sales to those customers could be reduced even if we maintain our share of their basic apparel business.
Any inadequacy, interruption, integration failure, breach or cybersecurity incident with respect to our information technology could harm our ability to effectively operate our business and have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Despite policies, procedures and programs designed to ensure the integrity of our information technology systems, we may not be effective in identifying and mitigating every risk or cybersecurity threat to which we are exposed, and we have experienced a ransomware attack that we previously disclosed. Furthermore, from time to time we rely on information technology systems which may be managed, hosted, provided and/or accessed by third parties or their vendors to assist in conducting our business. While we attempt to work with trusted third parties and exercise ongoing diligence over critical third-party business partners’ security measures, third-party relationships and their access to our data and systems may create difficulties in anticipating, managing, and implementing adequate preventative measures or fully mitigating harms after a breach.
Cybersecurity threat actors’ attacks may include computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks and large-scale automated attacks, phishing, social engineering, hacking and other schemes. Other incidents may result from human or technical errors, fraud, phishing, or other attempts to cause confidential information, payments, account access, or other data to be transmitted to an unintended recipient. Breaches of our or third parties’ networks may result in the loss of valuable business data or intellectual property, misappropriation of our consumers’ or employees’ personal data, or a disruption of our business, which could give rise to unwanted media attention, impair our ability to operate our business, materially damage our customer relationships and reputation, and result in lost sales, fines or litigation, regulatory intervention, or investigations, and costs related to remediation or the payment of ransom.
Moreover, there are various laws and regulations regarding privacy and the collection, storage, sharing, use, processing, transfer, disclosure and protection of personal data. Globally, data privacy laws, such as the General Data Protection Regulation (“GDPR”) and other data protection laws in Europe, the United Kingdom General Data Protection Regulation (“UK-GDPR”) in the United Kingdom, state laws in the U.S. on privacy, data and related technologies, such as the California Consumer Privacy Act and amendments from the California Privacy Rights Act (together, “CPRA”) create new compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. Non-compliance with these laws could result in penalties or significant legal liability. Although we take reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of a data security incident or allegations of a privacy or data protection violation. We or our third-party service providers or business partners could be adversely affected if legislation or regulations are expanded to require changes in business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect us. Misuse of or failure to secure personal data, or failure to maintain data protection compliance programs, could also result in monetary penalties, litigation, declining customer confidence, and damage to our reputation and credibility.
Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability.
We have a complex global supply chain and distribution network that supports our ability to consistently provide our products to our customers. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, tsunami, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the safety and availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other systems and operations. If we cannot respond to disruptions in our operations, for example, by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or cannot quickly repair damage to our information, production or supply systems, we may be late in delivering, or be unable to deliver, products to our customers. Climate change serves as a risk multiplier increasing both the frequency and severity of natural disasters that may affect our worldwide business operations. Therefore, forecasting disruptive events and building additional resiliency into our operations accordingly will become an increasing business imperative. Any disaster or other business continuity problem could result in, among other negative impacts, reputational damage, lost sales, cancellation charges or excessive markdowns.
We must successfully implement, maintain and upgrade our IT systems as appropriate, and our failure to do so, including a failure to successfully implement our new global enterprise resource planning system, could have a material adverse effect on our business, financial condition and results of operations.
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
We are engaged in the planning and preparation of implementing of a new global enterprise resource planning system (“ERP”). Over several years the implementation will require significant investment of human and financial resources. The ERP is designed to efficiently maintain our financial records and provide information important to the operation of our business to our management team. In implementing the ERP, we may experience significant increases to inherent costs and risks associated with changing and acquiring these systems, policies, procedures and monitoring tools, including capital expenditures, additional operating expenses, demands on management time and other risks and costs of delays or difficulties in transition and integration. Any significant disruption or deficiency in the design and implementation of the ERP may adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations, maintain effective disclosure controls and internal control over financial reporting or otherwise operate our business. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all.
The use of artificial intelligence in our operations poses inherent risks that could adversely affect our business.
We use artificial intelligence to enhance efficiency and effectiveness and to help further inform or automate our business decisions and risk management practices. In addition, third-party service providers may develop or incorporate artificial intelligence capabilities and technology in certain business processes and services. Such development and use of artificial intelligence may present risks to our business. Also, the rapidly evolving legal and regulatory environment relating to artificial intelligence could impact our implementation of artificial intelligence technology and increase compliance costs and the risk of non-compliance. Although we endeavor to use artificial intelligence responsibly, there can be no assurance that we will be fully successful in doing so, and flaws, breaches or malfunctions in these systems could lead to operational disruptions, data loss, erroneous decision-making, regulatory scrutiny or legal liability impacting our operations, financial condition and reputation.

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
We are faced with the ongoing challenge of balancing our inventory levels with our ability to meet marketplace needs. As a result, our ability to accurately forecast demand for our products can be adversely affected by a variety of factors, including our ability to anticipate and respond effectively to evolving consumer preferences and to translate these preferences into marketable product offerings, as well as unanticipated changes in general economic conditions or other factors, which result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers.
Inventory reserves can result from the complexity of our supply chain, a long manufacturing process and the seasonal nature of certain products. Most of our sales are made on a purchase order basis. As a result, we often schedule internal production and place orders for products with third-party manufacturers before our customers’ orders are firm. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of product required to meet the demand. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on the image and reputation of our brands and negatively impact profitability. On the other hand, if we underestimate demand for our products, our manufacturing facilities or third-party manufacturers may not be able to produce products to meet consumer requirements, and this could result in delays in the shipment of products and lost revenues, as well as damage to our reputation and relationships. These risks could have a material adverse effect on our brand image as well as our results of operations and financial condition.
Additionally, sudden decreases in the costs for materials may result in the cost of inventory exceeding the cost of new production. Excess inventory charges can reduce gross margins or result in operating losses, lowered plant and equipment utilization and lowered fixed operating cost absorption, all of which could have a material adverse effect on our business, results of operations, or our ability to satisfy certain covenants in our Senior Secured Credit Facility.
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

We had approximately 41,000 employees worldwide as of December 28, 2024, and our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to United States or foreign employment regulations.
We had approximately 41,000 employees worldwide as of December 28, 2024, approximately 38,000 of whom were outside of the United States. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. A significant increase in minimum wage or overtime rates in countries where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our margins.
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
Our business is susceptible to risks associated with climate change, including through disruption to our supply chain and the productivity of our contract manufacturing, potentially impacting the production and distribution of our products and availability and pricing of raw materials. Large portions of our supply chain are located in Central America and the Caribbean, which areas have been and we expect will continue to be impacted by hurricanes. Increased frequency and intensity of weather events (such as storms and floods) due to climate change could also lead to more frequent store closures and/or lost sales as customers prioritize basic needs.
In many countries, governmental bodies are enacting new or additional legislation and regulations to reduce or mitigate the potential impacts of climate change or impose certain climate-related disclosures and reporting obligations. We may experience increased costs for energy, production, transportation, and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, as a result of compliance with these laws and regulations, which could adversely impact our results of operations. The proposal and implementation of climate-related disclosure and reporting obligations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent on compliance with such regulations and expectations. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations.
There is also increased focus from our stakeholders, including consumers, employees and investors, on corporate responsibility matters, sometimes in conflicting manners. There can be no assurance that our stakeholders will agree with our strategy or that we will be successful in achieving our goals. Failure to implement our strategy or achieve our goals could damage our reputation, causing our investors or consumers to lose confidence in our company and brands, and negatively impact our operations.

Financial Risks
Our business depends on consumer purchases of discretionary items, which can be negatively impacted during an economic downturn or periods of inflation. This could materially impact our sales, profitability, results of operations and financial condition.
Many of our products may be considered discretionary items for consumers. Many factors impact discretionary spending, including general economic conditions, unemployment, the availability of consumer credit and inflationary pressures and consumer confidence in future economic conditions. Global economic conditions may continue to be uncertain, and the potential impacts of inflation volatility in the United States (our largest market), as well as globally, remain unknown, making trends in consumer discretionary spending unpredictable. Historically, consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may lead to declines in sales and slow our long-term growth expectations. Any near or long-term economic disruptions in markets where we sell our products, particularly in the United States, Asia Pacific or other key markets, may negatively impact and materially harm our sales, profitability and financial condition and our prospects for growth.
Additionally, we primarily operate our own manufacturing facilities and nearly 75% of the apparel units that we sell are manufactured in our own facilities or those of dedicated contractors. While we believe that our internal manufacturing capability is a strong competitive advantage in terms of cost of goods and operational efficiency, and despite our efforts to build flexibility into our manufacturing process, in the event of a sudden, material decrease in demand for our products, particularly in the United States, Asia Pacific or other key markets for any of the reasons stated above, even if we successfully adjust production to mitigate excess inventory levels, we may not be able to fully mitigate our fixed costs related to our manufacturing footprint such as wages, manufacturing time-out costs and depreciation in the near term for us to quickly and sufficiently adapt to adverse market conditions. If this were to occur, there could be a material adverse effect to our results of operations, financial condition and profitability.
Significant fluctuations and volatility in the price of various input costs, such as cotton and oil-related materials, utilities, freight and wages, may have a material adverse effect on our business, results of operations, financial condition and cash flows.
Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, we have recently experienced significant inflation in labor, materials and shipping costs. The cost of the materials that are used in our manufacturing process, such as oil-related commodities and other raw materials, including cotton, dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Similarly, a significant portion of our products are manufactured in other countries and declines in the value of the U.S. dollar may result in higher manufacturing costs. In addition, sudden decreases in the costs for materials may result in the cost of inventory exceeding the cost of new production, which could result in lower profitability, particularly if these decreases result in downward price pressure. If we incur volatility in costs that we are unable to offset through price adjustments or improved efficiencies, or if our competitors’ unwillingness to follow our price changes results in downward price pressure, our business, results of operations, financial condition and cash flows may be adversely affected.
Our profitability may decline or our growth may be negatively impacted as a result of increasing pressure on pricing.
Our industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may cause us to reduce our prices or engage in more promotional activity than we anticipate, which could negatively impact our margins and cause our profitability to decline if we are unable to offset price reductions with comparable reductions in operating costs. Ongoing and sustained promotional activities could negatively impact our brand image. On the other hand, if we are unwilling to engage in promotional activity on a scale similar to that of our competitors, for instance, to protect our premium brand positioning, and unable to simultaneously offset declining promotional activity with increased sales at premium price points, our ability to achieve short-term growth targets may be negatively impacted, which could have a material adverse effect on our results of operations.
We are subject to certain risks as a result of our indebtedness.
Our indebtedness primarily includes (i) our senior secured credit facility (the “Senior Secured Credit Facility”), which includes a $1 billion revolving loan facility due 2026 (the “Revolving Loan Facility”), a portion of which is available to be borrowed in Euros or Australian dollars, a term loan facility due 2026 (the “Term Loan A Facility”) and a term loan facility due 2030 (the “2023 Term Loan B Facility”) (ii) our $600 million 9.000% Senior Notes due 2031 (the “9.000% Senior Notes”), (iii) our $900 million 4.875% Senior Notes due 2026 (the “4.875% Senior Notes”) and (iv) our accounts receivable securitization facility due 2025 (the “ARS Facility”), which permits borrowings up to $175 million.

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
In 2024, the Company paid down $1,127,483 of its outstanding term debt under the Senior Secured Credit Facility, of which $1,083,233 was a result of accelerated debt payments using a combination of cash generated from operations and net sale proceeds from the Initial Closing of the sale of the global Champion business, which was completed on September 30, 2024. See Note “Assets and Liabilities of Businesses Held for Sale” for additional information.
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

Acquisitions require us to integrate efficiently the acquired business or businesses, which involves a significant degree of difficulty and risk, including: integrating the operations and business cultures of the businesses, diverting management attention from the existing core business, managing a larger company than before consummation of the acquisitions, creating uniform standards and controls, attracting and retaining the necessary personnel associated with the acquisitions, and the risk of faulty assumptions regarding the prospects of the acquired business and any acquired trademarks.
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
Approximately 26% of our total revenues in 2024 (approximately $908 million in 2024) is derived from markets outside the United States. We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase many of our raw materials, pay a portion of our wages and make other payments to participants in our supply chain in foreign currencies. As a result, when the U.S. dollar weakens against any of these currencies, our cost of sales could increase substantially. Outside the United States, we may pay for materials or finished products in U.S. dollars, and in some cases a strengthening of the U.S. dollar could effectively increase our costs where we use foreign currency to purchase the U.S. dollars we need to make such payments. Changes in foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows. We are also exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of operating results and financial position of our foreign subsidiaries.
Approximately 35% of our total debt outstanding as of December 28, 2024 bears interest at variable rates. As a result, we are exposed to changes in market interest rates that could impact the cost of servicing our debt. Changes in interest rates could have an adverse impact on our financial condition, results of operations and cash flows.
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
As of December 28, 2024, we had approximately $638 million of goodwill and $886 million of trademarks and other identifiable intangible assets on our balance sheet, which together represent 40% of our total assets. No impairment was identified in 2024. However, we noted a meaningful decline in the fair value cushion above the carrying value for one of the indefinite-lived trademarks within the Australian business. The decline in this trademark was driven by continued macroeconomic pressures impacting the consumer spending in Australia and resulted in a fair value that exceeded the carrying value by approximately 10% at the time the analysis was performed. As a result, this trademark was considered to be at a higher risk for future impairment if economic conditions worsen or reporting unit earnings and operating cash flows do not recover as currently estimated by management. As of December 28, 2024, the carrying value of this trademark was approximately $218 million. Changes in the future outlook the brand could result in an impairment loss, which could have a material adverse effect on our results of operations and financial condition.

Market returns could have a negative impact on the return on plan assets for our pension, which may require significant funding.
The plan assets of our pension plans, which had a gain of approximately 1.5% during 2024 and a gain of approximately 8% during 2023, are invested mainly in domestic and international equities, bonds, hedge funds and real estate. We are unable to predict the variations in asset values or the severity or duration of any disruptions in the financial markets or adverse economic conditions in the United States. The funded status of these plans, and the related cost reflected in our consolidated financial statements, are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006 (the “Pension Protection Act”), losses of asset values may necessitate increased funding of the plans in the future to meet minimum federal government requirements. Under the Pension Protection Act funding rules, our U.S. qualified pension plans are approximately 93% funded as of December 1, 2024. Any downward pressure on the asset values of these plans would increase our pension expense, which may require us to fund obligations earlier than we had originally planned and have a negative impact on cash flows from operations.
There can be no assurance that we will choose to declare or be able to declare cash dividend in the future.
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
During 2024, net sales from our International segment were $908 million, representing approximately 26% of total net sales. In addition, a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, unexpected changes in tariffs, taxes or regulatory requirements, and political unrest and corruption.
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
The recent imposition of tariffs and/or increase in tariffs on various products by the United States and other countries, and the threat of additional tariffs in the future, have introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the United States and other countries. Furthermore, it is possible that other forms of trade restriction, including tariffs, quotas and customs restrictions, will be put into place in the United States or in countries from which we source our materials or finished products. We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, or effect of any such restrictions. Any of these actions, if ultimately enacted, could adversely affect our results of operations or profitability. Further, any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our financial condition and results of operations.
The success of our business is tied to the strength and reputation of our brands. If the reputation of one or more of our brands erodes significantly, it could have a material impact on our financial results.
Many of our brands have worldwide recognition, and our financial success is directly dependent on the success of our brands. The success of a brand can suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers. Our results could also be negatively impacted if one of our brands suffers substantial harm to its reputation due to a significant product recall, product-related litigation or the sale of counterfeit products. For example, biotechnology-derived substances, such as bisphenol A ("BPA") is listed as a hazardous chemical under California’s Safe Water and Toxic Environment Act and we have been named in one lawsuit concerning the presence of BPA in certain of our products. To that end, any additional actual or threatened legal actions against us or other companies in our industry regarding the alleged presence of BPA or other similar substances in our products, whether or not justified, could contribute to a perceived safety risk about our products and adversely impact sales or otherwise disrupt our business. Brand value could diminish significantly due to a number of factors, including changing consumer attitudes regarding social issues and consumer perception that we have acted in an irresponsible manner. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative or inaccurate postings or comments on social media or networking websites about our company, its practices or one of its brands could generate adverse publicity that could damage the reputation of our brands.
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
The Organization for Economic Co-operation and Development (the “OECD”), an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles, including a global minimum tax initiative. On December 12, 2022, the European Union member states agreed to implement the OECD’s Pillar 2 global corporate minimum tax rate of 15% on companies with revenues of at least $790 million, which went into effect in 2024. While there is uncertainty whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. The Company will continue to monitor the developing laws.
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
Significant gross deferred tax assets exist on our books and have been reduced by a valuation allowance. Deferred tax assets relate to temporary differences (differences between the assets and liabilities in the consolidated financial statements and the assets and liabilities in the calculation of taxable income) including net operating losses. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits associated with the deferred tax assets will not be realized. Changes in existing valuation allowances and changes in effective tax rates and the assumptions and estimates we have made in jurisdictions with no valuation allowance, as well as our ability to generate sufficient future taxable income in certain jurisdictions, could materially affect our tax obligations or effective tax rate, which could negatively affect our financial condition and results of operations. See Note “Income Taxes” to our consolidated financial statements included in this Annual Report on Form 10-K regarding deferred tax assets and associated valuation allowances recorded in 2024.
Anti-takeover provisions of our charter and bylaws, as well as Maryland law, may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that you might consider favorable.
Our charter permits our Board of Directors, without stockholder approval, to amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have the authority to issue. In addition, our Board of Directors may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, conversion or other rights or limitations, voting powers, restrictions and other terms of the classified or reclassified shares. Our Board of Directors could establish a series of preferred stock that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders. Our charter also provides that a director may be removed at any time, but only for cause, as defined in our charter, and then only by the affirmative vote of at least two thirds of the votes entitled to be cast generally in the election of directors. We have also elected to be subject to certain provisions of Maryland law that provide that vacancies on our Board of Directors may only be filled by the affirmative vote of a majority of our remaining directors in office, even if they do not constitute a quorum. Under Maryland law, our Board of Directors also is permitted, without stockholder approval, to implement a classified board structure at any time.
Our bylaws provide that director nominations and the proposal of business to be considered at a stockholders meeting may be made only in the notice of the meeting, by or at the direction of our Board of Directors or by a stockholder who was a stockholder of record both at the time of giving notice by the stockholder in accordance with the advance notice procedures of our bylaws and at the time of the annual meeting. Also, under Maryland law, business combinations between us and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. An interested stockholder includes any person who beneficially owns 10% or more of the then-outstanding voting power of our stock or any affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the then-outstanding voting power of our stock. A person is not an interested stockholder under the statute if our Board of Directors approved in advance the transaction by which he otherwise would have become an interested stockholder. However, in approving a transaction, our Board of Directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by our Board. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our Board of Directors and approved by two supermajority votes or our common stockholders must receive a minimum price, as defined under Maryland law, for their shares. The statute permits various other exemptions from its provisions.
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
Risk Management and Strategy
As a part of the Company's overall risk management and compliance programs, we have developed an enterprise cybersecurity program designed to detect, identify, classify and mitigate cybersecurity and other data security threats. Our enterprise cybersecurity program classifies potential threats by risk levels and we typically prioritize our threat mitigation efforts based on those risk classifications, while focusing on maintaining the resiliency of our systems. In recent years, we have increased our investments in our ability to detect, identify, classify and mitigate cybersecurity and other data privacy risks within our environment. In the event we identify a potential cybersecurity, privacy or other data security issue, we have defined procedures for responding to such issues, including procedures that address when and how to engage with Company management, our Board of Directors, other stakeholders and law enforcement when responding to such issues. Additionally, our cybersecurity program is regularly assessed by independent third parties, and we incorporate regular information security training as part of our employee education and development program. We maintain cybersecurity insurance as part of our comprehensive insurance portfolio.
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

•Conducting targeted assessments and penetration tests throughout the year, using both internal and external resources;
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
We have experienced targeted and non-targeted cybersecurity attacks and incidents in the past, and we could in the future experience similar attacks. For additional information regarding the ransomware attack we announced on May 31, 2022, see the section captioned “Overview - Ransomware Attack” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Other than this ransomware attack, as of the date of this report and for the years presented, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, our business strategy, results of operations or financial condition. For additional information regarding the risks from cybersecurity threats we face, see the section captioned “Operational Risks - Any inadequacy, interruption, integration failure, breach or cybersecurity incident with respect to our information technology could harm our ability to effectively operate our business and have a material adverse effect on our business, results of operations, financial condition and cash flows” under Part I, Item 1A “Risk Factors” above.
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
The Board regularly reviews our cybersecurity and other technology risks, controls and procedures. The Board receives reports from our Chief Executive Officer and Chief Information Security Officer at least twice annually regarding our cybersecurity framework, as well as our plans to mitigate cybersecurity risks and to respond to any data breaches. Our cybersecurity infrastructure is overseen by our Chief Information Security Officer, who reports to our Chief Strategy, Transformation, Analytics and Technology Officer. Our Chief Information Security Officer has served in various roles in information technology and information security for over 20 years, including most recently leading the information security function of McCormick & Company. He holds a Ph.D. in information assurance & security, along with industry certifications that include ISACA Certified Data Privacy Solutions Engineer and Certified Information Security Manager and EC-Council’s Certified Chief Information Security Officer certification.
Furthermore, management of Hanesbrands prepares, and the Audit Committee reviews and discusses, an annual assessment of our risks on an enterprise-wide basis. We conduct a rigorous enterprise risk management program that is updated annually and is designed to bring to the Audit Committee’s attention our most material risks for evaluation, including cybersecurity risks.

Item 2.	Properties
We own and lease properties supporting our administrative, manufacturing, distribution and direct retail activities. As of December 28, 2024, we owned and leased properties in approximately 15 countries, including 20 manufacturing facilities and 26 distribution centers, as well as office facilities. The leases for these properties expire between 2025 and 2057, with the exception of some seasonal warehouses that we lease on a month-by-month basis. As of December 28, 2024, we operated 423 retail and outlet stores internationally, most of which are leased. We believe that our facilities, as well as equipment, are in good condition and meet our current business needs.

We lease our approximately 230,000 square-foot headquarters located in Winston-Salem, North Carolina, which houses our various sales, marketing and corporate business functions. Research and development as well as certain product-design functions also are located in Winston-Salem, while other design functions are located in a mix of leased and owned facilities in several international cities.
Our products are manufactured through a combination of facilities we own and operate and facilities owned and operated by third-party contractors who perform some of the steps in the manufacturing process for us, such as cutting and/or sewing. We source the remainder of our finished goods from third-party manufacturers who supply us with finished products based on our designs. Our largest manufacturing facilities include an approximately 1.1 million square-foot owned facility located in San Juan Opico, El Salvador and an approximately 600,000 square-foot owned facility located in Bonao, Dominican Republic. We distribute our products from 26 distribution centers. These distribution centers include 9 facilities located in the United States and 17 facilities located outside the United States in regions where we manufacture and sell our products. Our largest distribution facilities include an approximately 1.3 million square-foot leased facility located in Perris, California, an approximately 900,000 square-foot leased facility located in Rural Hall, North Carolina and an approximately 700,000 square-foot owned facility located in Martinsville, Virginia.
The following table summarizes the properties primarily used by our segments as of December 28, 2024:

	Owned Square Feet	Leased Square Feet	Total
Properties by Segment(1)
U.S.	1,539,084	4,546,605	6,085,689
International	2,674,205	2,955,544	5,629,749
Other	—	24,603	24,603
Totals	4,213,289	7,526,752	11,740,041

(1)Excludes vacant land, facilities under construction, facilities not yet in operation or leases not yet commenced, facilities no longer in operation intended for disposal, apartments/residences, sourcing offices not associated with a particular segment, and office buildings housing corporate functions.

Item 3.	Legal Proceedings
We are named in a putative class action in connection with our previously disclosed ransomware incident, entitled Toussaint et al. v. HanesBrands,[sic] Inc. This lawsuit was filed on April 27, 2023, and is pending in the United States District Court for the Middle District of North Carolina, and follows the consolidation of two previously pending lawsuits, entitled Roman v. Hanes Brands,[sic] Inc., filed October 7, 2022, and Toussaint v. HanesBrands,[sic] Inc., filed October 14, 2022. The lawsuit alleges, among other things, negligence, negligence per se, breach of implied contract, invasion of privacy, unjust enrichment, breach of implied covenant of good faith and fair dealing and unfair business practices under the California Business and Professions Code. The pending lawsuit seeks, among other things, monetary and injunctive relief. On April 2, 2024, the plaintiffs filed a motion for preliminary approval of a class action settlement. If approved by the Court, the settlement generally provides for class members to claim reimbursement for documented out-of-pocket losses related to the ransomware incident (limited to an aggregate cap of $100,000), as well as a choice of one of the following three forms of additional relief (with no aggregate cap): (1) two years of credit and identity monitoring services; (2) a one-time use credit for purchase of products on the www.hanes.com website; or (3) a cash payment. We have also agreed to undertake certain injunctive relief, and to pay an agreed upon amount of attorneys’ fees, costs, and service awards to the plaintiffs, if approved by the Court. On November 5, 2024, the Court entered an order granting preliminary approval of the settlement. The Court has scheduled the final approval hearing for March 10, 2025. We do not expect the settlement, if finally approved, to have a material adverse effect on our consolidated financial position or results of operations. We currently anticipate the cost of the proposed settlement to be between $1 million and $2 million.
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
Holders of Record
On February 7, 2025, there were 11,895 holders of record of our common stock.
Issuer Repurchases of Equity Securities
We did not repurchase any of our common stock during the quarter or the year ended December 28, 2024.
Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the comparable cumulative return of the S&P SmallCap 600 Index, and the S&P 1500 Apparel, Accessories & Luxury Goods Index. The graph assumes that $100 was invested in our common stock and each index on December 28, 2019. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of December 28, 2024:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (1)
	(amounts in thousands, except per share data)
Plan Category
Equity compensation plans approved by security holders	7,665	$0.56	17,245
Equity compensation plans not approved by security holders	—	—	—
Total	7,665	$0.56	17,245

(1)The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 11,785 shares available under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) and 5,460 shares available under the Hanesbrands Inc. Employee Stock Purchase Plan (As Amended and Restated as of 2014).
(2)As of December 28, 2024, we had 250 outstanding options, warrants and rights that could be exercised for consideration. The weighted average exercise price of outstanding options, warrants and rights excluding those that can be exercised for no consideration is $17.18.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those expressed in or implied by the forward-looking statements as a result of various factors, including but not limited to those listed under Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K and included elsewhere in this Annual Report on Form 10-K. In particular, among others, statements with respect to trends associated with our business, our key business strategies, our expectations regarding liquidity and our ability to maintain compliance with the covenants in our Senior Secured Credit Facility and our future financial performance included in this MD&A are forward-looking statements.
This MD&A is a supplement to our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K and is provided to enhance your understanding of our results of operations and financial condition. It generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Since we have restated all periods presented as a result of the discontinued operations discussed in Note “Basis of Presentation” to our consolidated financial statements, we are providing comparisons between 2023 and 2022 in the following sections entitled “Consolidated Results of Operations” and “Operating Results by Business Segment”. Our MD&A is organized as follows:
•Overview. This section provides a general description of our Company and operating segments, business and industry trends, our key business strategies and background information on other matters discussed in this MD&A.
•2024 Key Financial Results. This section discusses some of the key financial results of our performance and activities during 2024.
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
•Recently Issued Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting pronouncements that were adopted during 2024 and that we will be required to adopt in a future period.

Overview
Our Company
Hanesbrands Inc. (collectively with its subsidiaries, “we,” “us,” “our,” or the “Company”) is a socially responsible global leader in everyday iconic apparel, operating across the Americas, Australia and Asia. We own a portfolio of some of the world’s most recognized apparel brands in the core and essentials category including Hanes, Bonds, Bali, Maidenform, Playtex, Bras N Things, Berlei, Wonderbra, Zorba, JMS/Just My Size and Comfortwash. It’s through these iconic brands that we deliver high-quality, affordable comfort that is responsibly produced with ethically sourced materials. Our portfolio of leading brands is designed to address the needs and wants of various consumer segments across a broad range of basic apparel products and our brands have strong consumer positioning that helps distinguish them from competitors.

Our Segments
In 2024, we realigned our segment reporting as a result of the sale of the global Champion business, as discussed in Note “Assets and Liabilities of Businesses Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K. While the global Champion business was reflected within all reportable segments prior to its reclassification to discontinued operations, the U.S. Champion business made up the majority of our former Activewear segment. Accordingly, the former Activewear segment has been eliminated and the segment information herein excludes the results of the global Champion business for all periods presented. As a result of the strategic shift and resulting reorganization, the chief executive officer, who is our chief operating decision maker, began reviewing all U.S. innerwear and U.S. activewear operations together as one U.S. operating segment. As a result of these changes, our operations are now managed and reported in two operating segments, each of which is a reportable segment for financial reporting purposes: U.S. and International. In December 2024, the Champion Japan business, which was previously reported within the International segment, was classified as held for sale and reflected as discontinued operations for all periods presented. Accordingly, the Champion Japan business has been excluded from the International segment information herein. These changes have been applied to all periods presented. These segments are organized and managed principally by geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms.
Other consists of our U.S. Sheer Hosiery business prior to its sale on September 29, 2023, certain sales from our supply chain to the European Innerwear business which was sold on March 5, 2022 and short term support and transition service agreements for disposed businesses. Our U.S.-based outlet store business was also reflected in Other prior to its reclassification to discontinued operations in the second quarter of 2024 as discussed in Note “Assets and Liabilities of Businesses Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K. As a result of this reclassification, the results of the U.S.-based outlet store business are excluded from the segment information herein for all periods presented.
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
•International primarily includes sales of the Company’s innerwear and other apparel products outside the United States, primarily in Australia, the Americas and Asia.
Impact of the Macroeconomic Pressures on Our Business
The global macroeconomic pressures continue to impact our business operations and financial results, as described in more detail under “Consolidated Results of Operations - Year Ended December 28, 2024 (“2024”) Compared with Year Ended December 30, 2023 (“2023”)” and Consolidated Results of Operations — Year Ended December 30, 2023 (“2023”) Compared with Year Ended December 31, 2022 (“2022”)” below, primarily through consumer-demand headwinds and increased interest rates which has pressured sales and resulted in higher operating and financing costs causing pressure on net operating results. Despite the challenging global operating environment, we have been able to balance near term management of the business with implementing changes to execute our strategy to transform the Company. We have simplified the business by improving inventory management capabilities through continued SKU discipline and lifecycle management. Gross and operating margin pressures began to ease in the second half of 2023 and continued in 2024 as lower cost inventory was sold and we benefited from various cost savings initiatives. The future impact of the global macroeconomic pressures, including consumer demand headwinds and higher interest rates, remain highly uncertain, and our business and results of operations, including our net revenues, earnings and cash flows, could continue to be adversely impacted. The Federal Reserve cut the federal-funds rate in September 2024, November 2024 and December 2024. While these cuts could potentially have a favorable impact to consumer spending, we remain highly uncertain as the near term impact on interest rates is not yet known. See the related risk factors under Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.
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

Our costs for cotton yarn, cotton-based textiles and cotton-based products sourced from third-party suppliers vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, the impacts of climate change, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary yarn suppliers in an attempt to protect our business from the volatility of the market price of cotton. Under our agreements with these suppliers, we have the ability to periodically fix the cotton cost component of our yarn purchases. When we elect to fix the cotton cost component under these agreements, interim fluctuations in the price of cotton do not impact the price we pay for the specified volume of yarn. The yarn suppliers bear the risk of cotton fluctuations for the yarn volume specified and it is their responsibility to procure the cotton at the agreed upon pricing through arrangements they make with their cotton suppliers. However, our business can be affected by dramatic movements in cotton prices. The cost of cotton used in our products, which includes the cost of cotton used in goods manufactured by us, as well as the cotton content in yarn, textiles and turnkey products we purchase from third-party suppliers, as a percentage of our cost of sales was in the low double digits in 2024. Costs incurred today for materials and labor, including cotton, typically do not impact our results until the finished goods inventory is sold approximately five to nine months later.
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
In 2024, our top 10 customers accounted for approximately 64% of our total net sales. Our largest customers in 2024 were Walmart, Amazon, and Target, which accounted for 24%, 13%, and 11% of our total net sales, respectively. The increasing bargaining power of retailers can create pricing pressures as our customers grow larger and seek greater concessions in their purchase of our products, while also demanding exclusivity with respect to some of our products. To counteract these effects, it has become increasingly important to leverage our national brands through investment in our largest and strongest brands as our customers strive to maximize their performance especially in today’s challenging retail economic environment. Brands are important in our core categories to drive traffic and project the quality and value our customers demand.
Foreign Exchange Rates
Changes in exchange rates between the U.S. dollar and other currencies can impact our financial results in two ways; a translation impact and a transaction impact. The translation impact refers to the impact that changes in exchange rates can have on our published financial results. Similar to many multi-national corporations that publish financial results in U.S. dollars, our revenue and profit earned in local foreign currencies is translated back into U.S. dollars using an average exchange rate over the representative period. A period of strengthening in the U.S. dollar has a negative impact to our published financial results (because it would take more units of a local currency to convert into a dollar). The opposite is true during a period of weakening in the U.S. dollar. Our biggest foreign currency exposures are the Australian dollar, the Mexican peso, the Brazilian real, the Canadian dollar and the Argentinian peso.
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

Our Key Business Strategies
Our business strategy integrates our brand superiority, industry-leading innovation and low-cost global supply chain to provide higher value products while lowering production costs. We operate primarily in the global innerwear apparel category, along with smaller operations within other apparel categories. Our strategy is based on managing and growing our iconic brands through the three key principles of simplifying for growth, focus for impact, and continuously improving to win. By simplifying the portfolio, we continue to elevate these brands by delivering quality and value to our consumers through innovative brand and product experiences. We remain focused on the core product offerings while also expanding through innovation and new business opportunities for greater marketplace impact.
We are taking decisive actions to streamline operations and deliver measurable results and have pushed to reduce inventory and product SKUs through our disciplined inventory management. We have segmented and consolidated our world-class supply chain for greater efficiency and flexibility and our go-to-market strategy has been reimagined into a winning, repeatable cadence, supported by a robust, consumer-led innovation process that keeps us at the forefront of industry trends. We are highly confident our iconic brand portfolio, world-class supply chain and product innovation will ensure we will consistently grow sales, expand our margins and generate cash flow.
Over the last three years, we have experienced several unanticipated challenges, including significant cost inflation, market disruption and consumer-demand headwinds. Despite the challenging global operating environment, we have been able to balance the near-term management of the business with making the long-term investments necessary to execute our strategy and transform us. During this time, we have made meaningful progress on several of our strategic initiatives. We have pivoted our U.S. innerwear business back to gaining market share, which has been driven by the launch of new product innovation, increased marketing investments in our brands and improved on-shelf product availability. We have simplified our portfolio by selling our European Innerwear and U.S. Sheer Hosiery businesses.
In September 2023, we announced that our Board of Directors and executive leadership team, with the assistance of financial and legal advisors, were undertaking an evaluation of strategic alternatives for the global Champion business which included a broad range of alternatives to maximize shareholder value and also considered an evaluation of the strategic alternatives for our U.S.-based outlet store business impacted by the global Champion business. In June 2024, we reached the decision to exit the U.S.-based outlet store business and the global Champion business, excluding the Champion Japan business, (“global Champion business”). In December 2024, we finalized plans to exit the Champion Japan business and expect to complete the sale of the business within the next 12 months. We determined that the exit of the global Champion business, U.S.-based outlet store business and the Champion Japan business represent multiple components of a single strategic plan that met held-for-sale and discontinued operations accounting criteria in 2024. Accordingly, we began to separately report the results of these businesses as discontinued operations in our Consolidated Statements of Operations and to present the related assets and liabilities as held for sale in our Consolidated Balance sheets. These changes have been applied to all periods presented.
In the second quarter of 2024, we announced that we had reached an agreement to sell the intellectual property and certain operating assets of the global Champion business to Authentic Brands Group LLC (“Authentic”). Pursuant to the agreement, as amended, we completed the sale of the intellectual property and certain operating assets of the global Champion business to Authentic in the fourth quarter of 2024 on September 30, 2024 (the “Initial Closing”) in exchange for gross cash proceeds of $857 million and a receivable of $12 million. In addition, we have the potential to receive additional contingent cash consideration of up to $300 million pursuant to the agreement. We used net sale proceeds from the Initial Closing of $783 million, which excludes customary transaction costs and other deductions permitted under our senior secured credit facility (the “Senior Secured Credit Facility”), to pay down a portion of our outstanding term debt in October 2024. We continued to operate the Champion business in certain sectors and geographies through a transition period ending on January 31, 2025 (the “Deferred Business”), on which date we completed the sale of the Deferred Business (the “Deferred Closing”) in exchange for gross cash proceeds of $31 million. We continued to provide certain manufacturing and supply services as well as transition services to Authentic and the applicable service recipients pursuant to the terms of the agreements entered into among the Company, Authentic and the applicable service recipients. We expect to continue these services over a period of approximately 12 months. See Note, “Assets and Liabilities of Businesses Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K.
In the second quarter of 2024, we began actively marketing our U.S.-based outlet store business to prospective buyers. In July 2024, we entered into a purchase agreement with Restore Capital (HCR Stores), LLC (“Restore”), an affiliate of Hilco Merchant Resources, LLC. Under the purchase agreement, we paid Restore $12 million at closing and an additional $3 million in January 2025 and to provide certain inventory to Restore, in exchange for Restore agreeing to assume the operations and certain liabilities of our U.S.-based outlet store business as discussed in Note, “Assets and Liabilities of Businesses Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K.

On March 5, 2022, we completed the sale of our European Innerwear business to an affiliate of Regent, L.P. and on September 29, 2023, we completed the sale of our U.S. Sheer Hosiery business to AllStar Hosiery LLC, an affiliate of AllStar Marketing Group, LLC. When we reached the decision to exit our European Innerwear business in 2021, we determined that this business met held-for-sale and discontinued operations accounting criteria and accordingly, we began to separately report the results of our European Innerwear business as discontinued operations in our Consolidated Statements of Operations for the year ended December 31, 2022. The operations of our U.S. Sheer Hosiery business are reported in “Other” for the years ended December 30, 2023 and December 31, 2022 in Note “Business Segment Information” to our consolidated financial statements included in this Annual Report on Form 10-K.
Unless otherwise noted, all discussion within this Annual Report on Form 10-K, including amounts and percentages for all periods, reflect the results of our continuing operations. See Note “Assets and Liabilities of Businesses Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
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
Financing Arrangements
Due to the uncertain macroeconomic environment and associated potential impact on future earnings, we took the following debt-related actions in 2023. In February and March of 2023, we refinanced our debt structure to provide greater financial flexibility given the uncertainty within the global macroeconomic environment. The refinancing consisted of entering into a new senior secured term loan B facility in an aggregate principal amount of $900 million due in 2030 (the "2023 Term Loan B"), issuing $600 million aggregate principal amount of 9.000% senior unsecured notes due in 2031 (the "9.000% Senior Notes") and redeeming our 4.625% senior notes due in May 2024 (the "4.625% Senior Notes") and our 3.5% senior notes due in June 2024 (the "3.5% Senior Notes"). Additionally, in February and November 2023, we amended the credit agreement governing our senior secured credit facility (the “Senior Secured Credit Facility”) prior to any potential future covenant violation in order to modify the financial covenants and to provide greater strategic and operating flexibility. In May 2024, we amended the accounts receivable securitization facility (the “ARS Facility”). This amendment extended the maturity date to May 2025 with no change to the quarterly fluctuating facility limit. Additionally, the amendment removed the two pricing tiers that were added in the previous amendment, reverting back to a single tier pricing structure. On September 30, 2024, we further amended the ARS Facility at which time the quarterly fluctuating facility limit was reduced to $175 million in the fourth quarter of 2024 and $125 million thereafter until the expiration date in May 2025. See Note "Debt" to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
In 2024, we had a net pay down of $1.0 billion of our total outstanding debt using a combination of cash generated from operations and net sale proceeds from the sale of our global Champion business, which was completed on September 30, 2024. See Note “Assets and Liabilities of Businesses Held for Sale” for additional information.

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
Tax Expense
During 2024, our effective tax rate was impacted as a result of valuation allowances against certain net deferred tax assets and unfavorable discrete items. During 2023, our effective tax rate was impacted by one-time discrete tax adjustments. During 2022, our effective tax rate was impacted as a result of a valuation allowance recorded in 2022 against U.S. federal and state deferred tax assets. Additionally, our 2022 effective tax rate was impacted by tax impairments in Switzerland which generated deferred tax liabilities.
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
As of December 28, 2024, we have continued to evaluate our global capital allocation strategy and assertions made with respect to the accumulated earnings of our foreign subsidiaries. As a result of our overall and continuous evaluation, we have not changed our assertion from prior year and we will continue to permanently reinvest a portion of our unremitted foreign earnings. The portion of our unremitted foreign earnings as of December 28, 2024 that we intend to remit to the United States totals approximately $65 million. We have additional foreign earnings totaling $1,267 million which are not permanently reinvested within our foreign structure but which are permanently reinvested from a U.S. perspective. Earnings which are permanently reinvested from a U.S. perspective will be used to fund working capital requirements and operations abroad. As of December 28, 2024, we have accrued for income taxes of $32 million in connection with the tax cost of future repatriations, including those between foreign entities. These income tax effects include all relevant implications of the planned remittance, including U.S. federal, state, foreign and withholding taxes.
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

2024 Key Financial Results
    Key financial results are as follows:
•Total net sales in 2024 were $3.5 billion, compared with $3.6 billion in 2023, representing a 4% decrease.
•Operating profit was $186 million in 2024 compared with $266 million in 2023, representing a 30% decrease. As a percentage of sales, operating profit was 5.3% in 2024 compared to 7.3% in 2023. Included within operating profit in 2024 were restructuring and other action-related charges of $229 million. Included within operating profit in 2023 were restructuring and other action-related charges of $23 million.
•Diluted loss per share from continuing operations was $(0.28) in 2024 compared with diluted earnings per share from continuing operations of $0.08 in 2023.

Consolidated Results of Operations — Year Ended December 28, 2024 (“2024”) Compared with Year Ended December 30, 2023 (“2023”)

	Years Ended
	December 28, 2024	December 30, 2023	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$3,507,438	$3,639,386	$(131,948)	(3.6)%
Cost of sales	2,147,914	2,347,496	(199,582)	(8.5)
Gross profit	1,359,524	1,291,890	67,634	5.2
Selling, general and administrative expenses	1,173,576	1,025,612	147,964	14.4
Operating profit	185,948	266,278	(80,330)	(30.2)
Other expenses	47,441	37,761	9,680	25.6
Interest expense, net	195,901	214,187	(18,286)	(8.5)
Income (loss) from continuing operations before income taxes	(57,394)	14,330	(71,724)	(500.5)
Income tax expense (benefit)	40,601	(14,818)	55,419	374.0
Income (loss) from continuing operations	(97,995)	29,148	(127,143)	(436.2)
Loss from discontinued operations, net of tax	(222,436)	(46,874)	(175,562)	(374.5)
Net loss	$(320,431)	$(17,726)	$(302,705)	(1,707.7)%
Net Sales
Net sales decreased 4% during 2024 compared to prior year primarily due to the divestiture of the U.S. Sheer Hosiery business on September 29, 2023, the unfavorable impact from foreign currency exchange rates in our International business of approximately $40 million, a higher than anticipated level of inventory management actions by select retailers in the U.S. segment and the continued macro-driven slowdown impacting consumer spending across segments.
Operating Profit
Operating profit as a percentage of net sales was 5.3% in 2024, representing a decrease from 7.3% in the prior year. The operating margin rate decline primarily resulted from an increase in restructuring and other action-related charges included in operating profit to $229 million in 2024 from $23 million in 2023, which resulted in a decline in operating margin rate of approximately 590 basis points. In addition, the operating margin rate decline resulted from approximately 150 basis points of increased brand investments partially offset by approximately 510 basis points from the reduction in input costs.
Other Highlights
Other Expenses – Other expenses increased by $10 million in 2024 compared to prior year primarily due higher funding fees for sales of accounts receivables to financial institutions and higher pension expense in 2024. In addition, we recorded a charge of $9 million in 2024 for the write-off of unamortized debt issuance costs related to the requirement to pay down a portion of the Company’s outstanding term debt under the Senior Secured Credit Facility with the net proceeds from the sale of the global Champion business. In 2023, we recorded charges of nearly $9 million incurred as a result of the redemption of the 4.625% Senior Notes and the 3.5% Senior Notes. The redemption charges related to the 4.625% Senior Notes and the 3.5% Senior Notes included a payment of nearly $5 million for a required make-whole premium related to the redemption of the 3.5% Senior Notes and non-cash charges of nearly $4 million for the write-off of unamortized debt issuance costs. See Note “Debt” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Interest Expense – Interest expense from continuing operations was $196 million and $214 million in 2024 and 2023, respectively, representing a decrease of $18 million. The interest expense from continuing operations excludes $54 million and $66 million in 2024 and 2023, respectively, which was allocated to discontinued operations due to the requirement to pay down a portion of outstanding term debt under the Senior Secured Credit Facility with the net proceeds from the sale of the global Champion business. Additionally, in conjunction with the redemption of the 3.5% Senior Notes described in “Other Expenses” above, we unwound the related cross-currency swap contracts previously designated as cash flow hedges and the remaining gain in accumulated other comprehensive loss of $1 million was released into earnings at the time of settlement which partially offset interest expense in 2023. See Note “Financial Instruments” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. Combined interest expense from continuing and discontinued operations decreased $31 million in 2024 compared to 2023 primarily due to lower weighted average outstanding debt balances partially offset by a higher weighted average interest rate on our borrowings during 2024. Our combined weighted average interest rate, including the portion of interest expense that was allocated to discontinued operations, on our outstanding debt was 7.44% for 2024 compared to 7.00% for 2023.

Income Tax Expense (Benefit) – In 2024, income tax expense was $41 million, resulting in an effective income tax rate of (70.7)% and in 2023, income tax benefit was $15 million, resulting in an effective income tax rate of (103.4)%. Our effective tax rate for 2024 and 2023 primarily differs from the U.S. statutory rate primarily due to valuation allowances against certain net tax assets and one-time discrete tax adjustments in 2023.
Discontinued Operations – The results of our discontinued operations include the operations of our global Champion business, U.S.-based outlet store business and the Champion Japan business, which we reached the decision to exit in 2024. See Note “Assets and Liabilities of Businesses Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Operating Results by Business Segment — Year Ended December 28, 2024 (“2024”) Compared with Year Ended December 30, 2023 (“2023”)

	Net Sales
	Years Ended
	December 28, 2024	December 30, 2023	Higher (Lower)	Percent Change
	(dollars in thousands)
U.S.	$2,581,137	$2,636,656	$(55,519)	(2.1)%
International	908,433	933,067	(24,634)	(2.6)
Other	17,868	69,663	(51,795)	(74.4)
Total	$3,507,438	$3,639,386	$(131,948)	(3.6)%

	Operating Profit and Margin
	Years Ended
	December 28, 2024		December 30, 2023		Higher (Lower)	Percent Change
	(dollars in thousands)
U.S.	$548,852	21.3%	$404,273	15.3%	$144,579	35.8%
International	106,506	11.7	108,833	11.7	(2,327)	(2.1)
Other	2,550	14.3	(1,189)	(1.7)	3,739	314.5
Corporate(1)	(471,960)	NM	(245,639)	NM	(226,321)	(92.1)
Total	$185,948	5.3%	$266,278	7.3%	$(80,330)	(30.2)%

(1)Corporate includes general corporate expenses, amortization of intangibles and restructuring and other action-related charges.
U.S.
U.S. net sales decreased 2% compared to prior year primarily due to higher than anticipated level of inventory management actions by select retailers in the first half of 2024 and softer point-of-sale trends stemming from the continued macroeconomic pressures.
U.S. operating margin rate was 21.3%, an increase from 15.3% in the prior year. The operating margin rate improvement primarily resulted from approximately 595 basis points from a reduction in input costs and approximately 410 basis points from the savings realized from continued improvement in our supply chain partially offset by approximately 220 basis points due to unfavorable sales mix and 195 basis points of increased brand investments.
International
Net sales in the International segment decreased 3% compared to prior year due to unfavorable foreign currency exchange rates and macroeconomic pressures impacting consumer sentiment in Australia, partially offset by growth in the Americas and Asia. The unfavorable impact of foreign currency exchange rates decreased net sales approximately $40 million in 2024. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, increased 2%. The impact of foreign currency exchange rates is calculated by applying prior period exchange rates to the current year financial results. We believe constant-currency information is useful to management and investors to facilitate comparison of operating results and better identify trends in our businesses.
International operating margin rate was 11.7% in both 2024 and 2023. The operating margin rate was impacted by approximately 215 basis points from the reduction in input costs and approximately 80 basis points due to benefits from cost savings initiatives offset by approximately 130 basis points of unfavorable sales mix and 160 basis points of increased brand investments and administrative expenses.

Other
Other net sales decreased primarily as a result of decreased hosiery sales as we completed the sale of our U.S. Sheer Hosiery business on September 29, 2023. Operating margin rate increased as a result of the short term transition service agreements and support of disposed businesses.
Other consists of our U.S. Sheer Hosiery business prior to its sale on September 29, 2023, certain sales from our supply chain to the European Innerwear business which was sold on March 5, 2022, short term transition service agreements for the global Champion business and support of disposed businesses. See Note “Assets and Liabilities of Businesses Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Corporate
Corporate expenses were higher in 2024 compared to the prior year primarily due to higher restructuring and other action-related charges in 2024 and the benefit from business interruption insurance proceeds received, which reduced corporate expenses in 2023.
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
Significant restructuring and other action-related charges within operating profit are discussed below.
•Supply chain restructuring and consolidation charges in 2024 include:
◦$81 million reflected in the “Cost of Sales” line in the Consolidated Statements of Operations, primarily related to charges of $54 million to write down inventory as a result of further SKU rationalization efforts and $20 million for severance and related employee actions for impacted supply chain facilities; and
◦$91 million reflected in the “Selling, general and administrative expenses” line in the Consolidated Statements of Operations, primarily related to charges of $72 million for impairment of an owned facility that was classified as held for sale and a right of use asset for which the leased facility was not in operation, $11 million for accelerated amortization of right of use assets for leased facilities that we expect to exit before the end of the contractual lease term, and $4 million for headcount actions and related severance related to restructuring and consolidation efforts within our supply chain network.
•Supply chain restructuring and consolidation charges in 2023 are reflected in the “Cost of Sales” line in the Consolidated Statements of Operations and primarily represent supply chain segmentation charges to restructure and position our distribution and manufacturing network to align with demand trends.
•Corporate asset impairment charges in 2024 include charges of $10 million, reflected in the “Cost of sales” line in the Consolidated Statements of Operations, primarily related to a contract termination, and $10 million, reflected in the “Selling, general and administrative expenses” line in the Consolidated Statements of Operations, primarily related to charges for impairment of our headquarters location sold in 2024.
•In addition to the charges discussed above, the following restructuring and other action-related charges are primarily reflected in the “Selling, general and administrative expenses” line in the Consolidated Statements of Operations in 2024 and 2023:
◦Headcount actions and related severance charges related to operating model initiatives.
◦Fees for professional services that primarily include consulting and advisory services related to restructuring activities.
◦Technology charges related to the implementation of our technology modernization initiative including the implementation of a global enterprise resource planning platform.
◦The loss on sale of business and classification of assets held for sale related to the sale of our U.S. Sheer Hosiery business, which was sold to AllStar in 2023. See Note “Assets and Liabilities of Businesses Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the U.S. Sheer Hosiery business.

•Restructuring and other action-related charges recorded in the “Other expenses” and “Interest expense, net” lines in the Consolidated Statements of Operations included the following:
◦In 2024, we recorded a charge of $9 million in the “Other expenses” line for the write-off of unamortized debt issuance costs related to the requirement to pay down a portion of our outstanding term debt under the Senior Secured Credit Facility with the net proceeds from the sale of the global Champion business.
◦In 2023, we recorded a charge of nearly $9 million in restructuring and other action-related charges related to the redemption of our 4.625% Senior Notes and 3.5% Senior Notes. The charge, which is recorded in the “Other expenses” line, included a payment of nearly $5 million for a required make-whole premium related to the redemption of the 3.5% Senior Notes and a non-cash charge of nearly $4 million for the write-off of unamortized debt issuance costs related to the redemption of the 4.625% Senior Notes and the 3.5% Senior Notes.
◦Additionally, in 2023, in connection with the redemption of the 3.5% Senior Notes, we unwound the related cross-currency swap contracts previously designated as cash flow hedges and the remaining gain in AOCI of $1 million was released into earnings at the time of settlement which is recorded in the “Interest expense, net” line. See Note “Financial Instruments and Risk Management” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
The components of restructuring and other action-related charges were as follows:

	Years Ended
	December 28, 2024	December 30, 2023
	(dollars in thousands)
Restructuring and other action-related charges:
Supply chain restructuring and consolidation	$171,529	$1,128
Corporate asset impairment charges	20,107	—
Headcount actions and related severance	16,993	5,149
Professional services	16,488	3,819
Technology	1,859	8,347
Loss on sale of business and classification of assets held for sale	—	3,641
Other	2,247	715
Total included in operating profit	229,223	22,799
Loss on extinguishment and refinancing of debt included in other expenses	9,412	8,466
Gain on final settlement of cross currency swap contracts included in other expenses	—	(116)
Gain on final settlement of cross currency swap contracts included in interest expense, net	—	(1,254)
Total included in income (loss) from continuing operations before income taxes	238,635	29,895
Discrete tax benefit	—	85,122
Tax effect on actions	—	—
Total included in income tax (expense) benefit	—	85,122
Total restructuring and other action-related charges	$238,635	$(55,227)

Consolidated Results of Operations — Year Ended December 30, 2023 (“2023”) Compared with Year Ended December 31, 2022 (“2022”)

	Years Ended
	December 30, 2023	December 31, 2022	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$3,639,386	$3,862,809	$(223,423)	(5.8)%
Cost of sales	2,347,496	2,515,774	(168,278)	(6.7)
Gross profit	1,291,890	1,347,035	(55,145)	(4.1)
Selling, general and administrative expenses	1,025,612	1,079,664	(54,052)	(5.0)
Operating profit	266,278	267,371	(1,093)	(0.4)
Other expenses	37,761	8,294	29,467	355.3
Interest expense, net	214,187	131,733	82,454	62.6
Income from continuing operations before income taxes	14,330	127,344	(113,014)	(88.7)
Income tax expense (benefit)	(14,818)	447,889	(462,707)	(103.3)
Income (loss) from continuing operations	29,148	(320,545)	349,693	109.1
Income (loss) from discontinued operations, net of tax	(46,874)	193,341	(240,215)	(124.2)
Net loss	$(17,726)	$(127,204)	$109,478	86.1%
Net Sales
Net sales decreased 6% during 2023 compared to prior year primarily due to the continued macro-driven slowdown impacting consumer spending and the unfavorable impact from foreign currency exchange rates in our International business of approximately $49 million partially offset by growth within our U.S. innerwear categories from product innovation and the impact of prior year business disruption caused by the ransomware attack on the business in the second quarter of 2022.
Operating Profit
Operating profit as a percentage of net sales was 7.3% in 2023, representing an increase from 6.9% in the prior year. The operating margin rate improvement primarily resulted from approximately 105 basis points related to manufacturing time-out costs associated with our inventory reduction actions taken in 2022, approximately 100 basis points from the recovery of the business interruption insurance claim received in 2023 related to the ransomware attack which occurred in the second quarter of 2022 partially offset by approximately 175 net basis points of increased input costs and approximately 35 basis points of unfavorable sales mix. Included in operating profit were restructuring and other action-related charges of $23 million in 2023 and $55 million in 2022, which resulted in an improvement in operating margin rate of approximately 80 basis points.
Other Highlights
Other Expenses – Other expenses increased by $29 million in 2023 compared to prior year primarily due to higher funding fees for sales of accounts receivable to financial institutions with additional customers entering the programs and higher pension expense in 2023 along with charges of nearly $9 million incurred as a result of the redemption of the 4.625% Senior Notes and the 3.5% Senior Notes in 2023. The redemption charges related to the 4.625% Senior Notes and the 3.5% Senior Notes included a payment of nearly $5 million for a required make-whole premium related to the redemption of the 3.5% Senior Notes and non-cash charges of nearly $4 million for the write-off of unamortized debt issuance costs. See Note “Debt” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Interest Expense – Interest expense from continuing operations was higher by $82 million in 2023 compared to prior year, primarily due to a higher weighted average interest rate on our borrowings during 2023. The interest expense from continuing operations excludes $66 million and $26 million in 2023 and 2022, respectively, which was allocated to discontinued operations due to the requirement to pay down a portion of outstanding term debt under the Senior Secured Credit Facility with the net proceeds from the sale of the global Champion business. Additionally, in conjunction with the redemption of the 3.5% Senior Notes described in “Other Expenses” above, we unwound the related cross-currency swap contracts previously designated as cash flow hedges and the remaining gain in accumulated other comprehensive loss of $1 million was released into earnings at the time of settlement which partially offset interest expense in 2023. See Note “Financial Instruments” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. Combined interest expense from continuing and discontinued operations increased $118 million in 2023 compared to 2022, primarily due to a higher weighted average interest rate on our borrowings during 2023. Our weighted average interest rate on our outstanding debt was 7.00% for 2023 compared to 3.79% for 2022.

Income Tax Expense (Benefit) – In 2023, income tax benefit was $15 million, resulting in an effective income tax rate of (103.4)% and in 2022, income tax expense was $448 million, resulting in an effective income tax rate of 351.7%. Our effective tax rate for 2023 primarily differs from the U.S. statutory rate primarily due to one-time discrete tax adjustments. The higher effective tax rate for 2022 was primarily due to non-cash discrete tax charges for valuation allowances established against U.S. deferred tax assets and tax impairments in Switzerland which generated deferred tax liabilities during 2022.
Discontinued Operations – The results of our discontinued operations include the operations of our global Champion business, U.S.-based outlet store business and the Champion Japan business, which we reached the decision to exit in 2024, and the operations of our European Innerwear business which was sold on March 5, 2022. See Note “Assets and Liabilities of Businesses Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Operating Results by Business Segment — Year Ended December 30, 2023 (“2023”) Compared with Year Ended December 31, 2022 (“2022”)

	Net Sales
	Years Ended
	December 30, 2023	December 31, 2022	Higher (Lower)	Percent Change
	(dollars in thousands)
U.S.	$2,636,656	$2,692,175	$(55,519)	(2.1)%
International	933,067	1,010,541	(77,474)	(7.7)
Other	69,663	160,093	(90,430)	(56.5)
Total	$3,639,386	$3,862,809	$(223,423)	(5.8)%

	Operating Profit and Margin
	Years Ended
	December 30, 2023		December 31, 2022		Higher (Lower)	Percent Change
	(dollars in thousands)
U.S.	$404,273	15.3%	$402,697	15.0%	$1,576	0.4%
International	108,833	11.7	144,373	14.3	(35,540)	(24.6)
Other	(1,189)	(1.7)	21,774	13.6	(22,963)	(105.5)
Corporate(1)	(245,639)	NM	(301,473)	NM	55,834	18.5
Total	$266,278	7.3%	$267,371	6.9%	$(1,093)	(0.4)%

(1)Corporate includes general corporate expenses, amortization of intangibles and restructuring and other action-related charges.
U.S.
U.S. net sales decreased 2% compared to prior year primarily due to softer point-of-sale trends stemming from the macroeconomic pressures partially offset by growth from product innovation, increased space gains, pricing actions and lower sales in prior year due to business disruption caused by the ransomware attack in the second quarter of 2022.
U.S. operating margin rate was 15.3%, an increase from 15.0% in the prior year. The operating margin rate increase primarily resulted from approximately 145 basis points related to manufacturing time-out costs associated with our inventory reduction actions taken in 2022 and approximately 95 basis points of selective price increases partially offset by approximately 185 net basis points of increased input costs.
International
Net sales in the International segment decreased 8% compared to prior year primarily due to unfavorable foreign currency exchange rates and macroeconomic pressures impacting consumer spending in Australia. The unfavorable impact of foreign currency exchange rates decreased net sales approximately $49 million in 2023. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, decreased 3%. The impact of foreign currency exchange rates is calculated by applying prior period exchange rates to the current year financial results. We believe constant-currency information is useful to management and investors to facilitate comparison of operating results and better identify trends in our businesses.

International operating margin rate was 11.7%, a decrease from 14.3% in the prior year. The operating margin rate decline primarily resulted from approximately 255 basis points of unfavorable business mix as consumers shifted to lower margin categories driven by the macroeconomic environment and approximately 115 net basis points of increased input costs partially offset by approximately 105 basis points of net cost reduction actions and efficiencies within our supply chain.
Other
Other net sales and operating margin rate decreased in 2023 as compared to the prior year, primarily as a result of decreased sales from our supply chain to the divested European Innerwear business and the resulting deleverage of selling, general and administrative expenses, respectively.
We continued certain sales from our supply chain to the European Innerwear business on a transitional basis after the sale of the business on March 5, 2022. These sales and the related profit are included in Other in all periods presented, as applicable and have not been eliminated as intercompany transactions in consolidation for the period when the European Innerwear business was owned by us. See Note “Assets and Liabilities of Businesses Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Corporate
Corporate expenses were lower in 2023 compared to the prior year primarily due to lower restructuring and other action-related charges, business interruption insurance proceeds received and lower costs incurred during 2023 related to the ransomware attack which occurred during the second quarter of 2022, partially offset by an increase in information technology costs.
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
Restructuring and other action-related charges within operating profit in 2023 and 2022 include:
•Supply chain restructuring and consolidation charges representing supply chain segmentation to restructure and position our distribution and manufacturing network to align with our demand trends.
•Headcount actions and related severance charges related to operating model initiatives.
•Professional services primarily including consulting and advisory services related to restructuring activities.
•Technology charges related to the implementation of our technology modernization initiative including the implementation of a global enterprise resource planning platform.
•The (gain) loss on sale of business and classification of assets held for sale related to the sale of our U.S. Sheer Hosiery business, which was sold to AllStar in 2023. See Note “Assets and Liabilities of Businesses Held for Sale” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the U.S. Sheer Hosiery business.

The components of restructuring and other action-related charges were as follows:

	Years Ended
	December 30, 2023	December 31, 2022
	(dollars in thousands)
Restructuring and other action-related charges:
Supply chain restructuring and consolidation	$1,128	$14,345
Headcount actions and related severance	5,149	6,975
Professional services	3,819	23,994
Technology	8,347	11,922
Loss (gain) on sale of business and classification of assets held for sale	3,641	(3,535)
Other	715	941
Total included in operating profit	22,799	54,642
Loss on extinguishment and refinancing of debt included in other expenses	8,466	—
Gain on final settlement of cross currency swap contracts included in other expenses	(116)	—
Gain on final settlement of cross currency swap contracts included in interest expense, net	(1,254)	—
Total included in income (loss) from continuing operations before income taxes	29,895	54,642
Discrete tax (expense) benefit	85,122	(422,918)
Tax effect on actions	—	9,152
Total included in income tax (expense) benefit	85,122	(413,766)
Total restructuring and other action-related charges	$(55,227)	$468,408

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

We had the following borrowing capacity and available liquidity under our credit facilities as of December 28, 2024:

	As of December 28, 2024
	Borrowing Capacity	Available Liquidity
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility(1)	$1,000,000	$996,743
ARS Facility(2)	126,686	31,686
Other international credit facilities(3)	3,477	(4,997)
Total liquidity from credit facilities	$1,130,163	$1,023,432
Cash and cash equivalents		214,854
Total liquidity		$1,238,286

(1)A portion of the Revolving Loan Facility is available to be borrowed in Euros or Australian dollars. Available liquidity is reduced by standby and trade letters of credit issued and outstanding under this facility.
(2)Borrowing availability under the ARS Facility is subject to a quarterly facility limit of $175 million in the fourth quarter of 2024 and $125 million thereafter until the expiration date in May 2025 and permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans.
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
•We used a combination of cash generated from operations and net proceeds from the sale of the intellectual property and certain operating assets of our global Champion business toward a net pay down of $1.0 billion of our total outstanding debt in 2024.
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
•We expect capital expenditures of approximately $65 million in 2025, including capital expenditures of $50 million within investing cash flow activities and cloud computing arrangements of $15 million within operating cash flow activities.
•In the future, when it aligns with our capital allocation strategy and absent any covenant restrictions, we may pursue strategic business acquisitions.
•We have completed and may pursue strategic divestitures, such as the recently completed Initial Closing of our global Champion business in the fourth quarter of 2024 on September 30, 2024 and the exit of our U.S.-based outlet store business in July 2024. In December 2024, the we finalized plans to exit the Champion Japan business and expect to complete the sale of the business within the next 12 months. Subsequent to the 2024 year ended, we completed the Deferred Closing of our global Champion business on January 31, 2025.
•We made total cash contributions of $15 million to our U.S Pension Plans in 2024, of which $10 million were required. We expect to make required cash contributions of $12 million to our U.S. pension plans in 2025 based on the preliminary calculation by our actuary. We may also elect to make additional voluntary contributions. Our U.S. qualified pension plans were both approximately 93% funded as of December 1, 2024 and 2023 under the Pension Protection Act funding rules.

•We may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could impact our effective income tax rate. We have not changed our reinvestment strategy from the prior year with regards to our unremitted foreign earnings and intend to remit foreign earnings totaling $65 million to the United States.
Future Contractual Obligations and Commitments
The following table contains information on our material contractual obligations and commitments at December 28, 2024, and their expected timing on future cash flows and liquidity.

		Payments Due by Period
	At December 28, 2024	Fiscal 2025	Fiscal 2026-2027	Fiscal 2028-2029	Fiscal 2030 and Thereafter
	(dollars in thousands)
Operating activities:
Interest on debt obligations(1)	$570,217	$151,293	$196,520	$157,968	$64,436
Inventory purchase obligations	240,398	240,398	—	—	—
Operating lease obligations(2)	338,761	79,331	136,618	69,811	53,001
Defined benefit plan minimum contributions(3)	12,000	12,000	—	—	—
Tax obligations(4)	59,533	58,827	706	—	—
Other obligations(5)	221,091	108,763	56,249	45,958	10,121
Investing activities:
Capital expenditures	11,632	11,632	—	—	—
Financing activities:
Debt	2,298,267	95,000	1,303,070	—	900,197
Total	$3,751,899	$757,244	$1,693,163	$273,737	$1,027,755

(1)Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at December 28, 2024.
(2)Material operating lease commitments that have been signed, but not yet commenced are included in operating lease obligations.
(3)Represents only the required minimum pension contributions to our U.S. qualified pension plans in the current year. We expect to make required cash contributions of $12 million to our U.S. pension plans in 2025 based on a preliminary calculation by our actuary. We may also elect to make additional voluntary contributions to maintain certain funded levels. For a discussion of our pension plan obligations, see Note “Defined Benefit Pension Plans” to our consolidated financial statements included in this Annual Report on Form 10-K.
(4)Represents current tax liabilities, uncertain tax positions and transition tax liabilities resulting from the Tax Cuts and Jobs Act.
(5)Primarily represents the projected payments for liabilities recorded on the Consolidated Balance Sheets for royalty-bearing license agreements, certain employee benefit obligations, information technology services, obligations under non-inventory-related purchase orders, deferred compensation and marketing and advertising obligations.
Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the years ended December 28, 2024 and December 30, 2023 was derived from our consolidated financial statements.

	Years Ended
	December 28, 2024	December 30, 2023
	(dollars in thousands)
Operating activities	$264,243	$561,749
Investing activities	813,033	(23,483)
Financing activities	(1,046,720)	(580,075)
Effect of changes in foreign exchange rates on cash	(20,703)	8,897
Change in cash and cash equivalents	9,853	(32,912)
Cash and cash equivalents at beginning of year	205,501	238,413
Cash and cash equivalents at end of year	$215,354	$205,501

Balances included in the Consolidated Balance Sheets:
Cash and cash equivalents	$214,854	$185,217
Cash and cash equivalents included in current assets held for sale	500	20,284
Cash and cash equivalents at end of period	$215,354	$205,501

Operating Activities
Our overall liquidity has historically been driven by our cash flow provided by operating activities, which is dependent on net operating results and changes in our working capital. Cash from operating activities decreased from prior year as we experienced significant reductions in working capital in 2023, primarily driven by inventory reduction initiatives. In 2024, cash from operations was driven by margin expansion and continued discipline in managing working capital.
Investing Activities
Net cash provided by investing activities increased in 2024 primarily driven by $857 million proceeds received from the sale of our global Champion business on September 30, 2024, $12 million proceeds received from the sale of assets and lower capital expenditures in 2024. This was partially offset by the $19 million cash receipt for the final settlement of the cross currency swap contracts previously designated as net investment hedges in connection with the redemption of the 3.5% Senior Notes in 2023 and the exit of our U.S.-based outlet store business in July 2024 which resulted in a cash payment of $12 million.
Financing Activities
Net cash used by financing activities of over $1.0 billion in 2024 primarily resulted from net repayments of our total outstanding debt using a combination of cash generated from operations and net sale proceeds from the Initial Closing of the sale of the global Champion business. Net cash used by financing activities of $580 million in 2023 primarily resulted from a combination of refinancing our debt structure and net repayments on borrowings of $546 million on our debt facilities and payments $28 million to refinance our debt structure to provide greater financial flexibility given the uncertainty within the macroeconomic environment, which included a required make-whole premium of $5 million related to the redemption of the 3.5% Senior Notes and total capitalized debt issuance costs of $23 million related to the issuance of the 2023 Term Loan B and the 9.000% Senior Notes. See Note “Debt” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Financing Arrangements
In September 2024, we amended the ARS Facility at which time the quarterly fluctuating facility line was reduced to $175,000 in the fourth quarter of 2024 and $125,000 thereafter until the expiration date in May 2025. ARS Facility borrowings are permitted only to the extent that the face value of the receivables in the collateral pool, net of applicable concentrations, reserves and other deductions, exceeds the outstanding loans. See Note “Debt” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
In May 2024, we amended the ARS Facility. This amendment extended the maturity date to May 2025 with no change to the quarterly fluctuating facility limit, which was $225 million as of December 28, 2024. Additionally, the amendment removed the two pricing tiers that were added in the previous amendment, reverting back to a single tier pricing structure. See Note “Debt” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
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
In June 2023, we amended the ARS Facility. This amendment extended the maturity date to May 2024 with no change to the quarterly fluctuating facility limit, which was $225 million as of December 28, 2024. Additionally, the amendment created two pricing tiers based on a consolidated net total leverage ratio of 4.50 to 1.00. See Note “Debt” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
In February and March of 2023, we refinanced our debt structure to provide greater financial flexibility given the uncertainty within the global macroeconomic environment. The refinancing consisted of entering into the 2023 Term Loan B, issuing the 9.000% Senior Notes and redeeming the 4.625% Senior Notes and the 3.5% Senior Notes. See Note “Debt” to our consolidated financial statements and “Liquidity and Capital Resources” included in this Annual Report on Form 10-K for additional information.
We believe our financing structure provides a secure base to support our operations and key business strategies. As of December 28, 2024, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness. Under the terms of the Senior Secured Credit Facility, among other financial and non-financial covenants, we are required to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio, each of which is defined in the Senior Secured Credit Facility. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility.

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
Trademarks and Other Identifiable Intangibles
Trademarks, license agreements, customer and distributor relationships and computer software are our primary identifiable intangible assets. We amortize identifiable intangibles determined to have finite lives over their estimated useful lives, and we do not amortize identifiable intangibles with indefinite lives. As of December 28, 2024, the net book value of trademarks and other identifiable intangible assets was $886 million, of which we are amortizing a balance of $36 million. We anticipate that our amortization expense for 2025 will be approximately $15 million.
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

In connection with the annual intangible assets impairment analysis performed in the third quarter of 2024, we performed a quantitative assessment utilizing an income approach to estimate the fair values of certain indefinite-lived intangible assets. The most significant assumptions used to estimate the fair values of the indefinite-lived intangible assets included weighted average cost of capital, revenue growth rate, terminal growth rate and operating profit margin rate. While the analysis indicated that those indefinite-lived intangible assets had fair values that exceeded their carrying value, we noted a meaningful decline in the fair value cushion above the carrying value for one of the indefinite-lived trademarks with the Australian business. The decline in this trademark was driven by continued macroeconomic pressures impacting consumer spending in Australia and resulting in a fair value that exceeded the carrying value by approximately 10% at the time the analysis was performed. As a result, this trademark was considered to be at a higher risk for future impairment if economic conditions worsen or earnings and operating cash flows do not recover as currently estimated by management. As of December 28, 2024, the carrying value of this trademark was $218 million, which is reflected in the “Trademarks and other identifiable intangibles, net” line in the Consolidated Balance Sheets. The results of our annual intangible assets impairment analysis are discussed in Note “Intangible Assets and Goodwill” to our consolidated financial statements included in this Annual Report on Form 10-K.
Goodwill
As of December 28, 2024, we had $638 million of goodwill. We do not amortize goodwill, but we assess for impairment at least annually and additionally if triggering events occur. The timing of our annual goodwill impairment analysis is the first day of the third fiscal quarter. In evaluating the recoverability of goodwill, we estimate the fair value of our reporting units. We rely on a number of factors to determine the fair value of our reporting units and evaluate various factors to discount anticipated future cash flows, including operating results, business plans and present value techniques. As discussed above under “Trademarks and Other Identifiable Intangibles,” there are inherent uncertainties related to these factors, and our judgment in applying them and the assumptions underlying the impairment analysis may change in such a manner that impairment in value may occur in the future. Such impairment will be recognized in the period in which it becomes known.
In connection with the annual goodwill impairment analysis performed in the third quarter of 2024, we performed a quantitative assessment utilizing an income approach to estimate the fair value of each reporting unit. The most significant assumptions used to estimate the fair values of the reporting units include the weighted average cost of capital, revenue growth rate, terminal growth rate and operating profit margin rate. We completed our annual quantitative impairment analysis for each reporting unit and the respective goodwill balances. The analysis indicated that all reporting units had fair values that exceeded their carrying values by more than 20% at the time the analysis was performed. Although we determined that no impairment existed for our goodwill as of the date the analysis was performed in the third quarter of 2024, these assets could be at risk for future impairment due to changes in our business or global economic conditions. The results of our annual goodwill impairment analysis are discussed in Note “Intangible Assets and Goodwill” to our consolidated financial statements included in this Annual Report on Form 10-K.
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
•Retirement and turnover assumptions are generally based on actual plan experience while standard actuarial mortality tables applicable to each country are used to estimate life expectancy. For our U.S. Pension Plans, the 2024 mortality tables are from the Society of Actuaries’ Private Plan study published in 2019 (Pri-2012) projected generationally with Scale MP-2021 and reflecting Aon’s Endemic scale adjustment, which increases the standard mortality rates in the near term due to the impact of the pandemic in the U.S., scaling down each year to a permanent slight increase to the standard mortality rates.
The sensitivity of changes in actuarial assumptions on our annual pension expense and on our plans’ benefit obligations, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
	Pension Expense	Benefit Obligation
	(in millions)
1% decrease in discount rate	$(1)	$75
1% increase in discount rate	1	(64)
1% decrease in expected investment return	7	N/A
1% increase in expected investment return	(7)	N/A

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
Foreign Exchange Rates
We sell the majority of our products in transactions denominated in U.S. dollars; however, we purchase some raw materials, pay a portion of our wages and make other payments in our supply chain in foreign currencies. With our international commercial presence, we also have foreign entities that purchase raw materials and finished goods in U.S. dollars. We are also exposed to foreign exchange gains and losses resulting from the effect that fluctuations in foreign exchange rates have on the reported results in our consolidated financial statements due to the translation of operating results and financial position of our foreign subsidiaries. Our exposure to foreign exchange rates exists primarily with respect to the Australian dollar, the Canadian dollar, the Mexican peso and the Argentinian peso against the U.S. dollar. We use forward foreign exchange contracts, and have used cross-currency swap contracts and nonderivative financial instruments to hedge material exposure to adverse changes in foreign exchange rates. A sensitivity analysis technique has been used to evaluate the effect that changes in the market value of foreign exchange currencies will have on our forward foreign exchange contracts. At December 28, 2024, assuming a 10% adverse change in the underlying currency price, the potential change in fair value of foreign currency derivative instruments would be unfavorable by approximately $15 million.
Interest Rates
Our debt under the Revolving Loan Facility, the 2026 Term Loan A, the 2030 Term Loan B and the ARS Facility bears interest at variable rates. As a result, we are exposed to changes in market interest rates that could impact the cost of servicing our debt. Approximately 35% of our total debt outstanding at December 28, 2024 is at variable rates. A 25-basis point increase in the annual interest rate charged on the outstanding debt balances as of December 28, 2024 would result in a change in annual interest expense of approximately $2 million.

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
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of December 28, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 28, 2024.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The Company has adopted an insider trading policy governing certain activities with respect to the Company’s securities that applies to the Company’s directors, officers, employees, and other covered persons. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10‑K.
The material under the heading “Proposal 1 - Election of Directors: Nominees for Election as Directors for a One-Year Term Expiring in 2025,” “Corporate Governance: Director Nomination Process,” “Corporate Governance: Board Structure and Processes” and “Corporate Governance: Other Governance Information,” each as included and to be filed in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), is incorporated by reference herein in response to this Item.
The chart below lists our executive officers and is followed by biographical information about them. Each of our executive officers is elected annually by the Board of Directors to serve until his or her successor is elected and qualifies or until his or her death, resignation or removal. No family relationship exists between any of our directors or executive officers.

Name	Age	Positions
Stephen B. Bratspies	57	Chief Executive Officer
M. Scott Lewis(1)	54	Chief Financial Officer and Chief Accounting Officer
Joseph W. Cavaliere	62	President, Innerwear - Global
Michael E. Faircloth	59	EVP, President, Global Operations
Kristin L. Oliver	52	EVP, Chief Human Resources Officer and Chief Legal Officer
Scott A. Pleiman	54	EVP, Chief Strategy, Transformation, Analytics & Technology Officer

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

Michael E. Faircloth has served as our EVP, President, Global Operations since July 2024 and served as EVP, Supply Chain - Global from 2019 until 2024. He has served in a variety of roles with the Company, including as our Group President, Global Operations, American Casualwear and E-Commerce from 2019 to 2020, as our Group President, Global Supply Chain, Information Technology and E-Commerce from 2018 to 2019, as our President, Chief Global Supply Chain and Information Technology Officer from 2014 to 2017 and as our Chief Global Operations Officer (a position previously known as President, Chief Global Supply Chain Officer) from 2010 to 2014. Prior to his appointment as Chief Global Operations Officer, Mr. Faircloth served as our Senior Vice President, Supply Chain Support from 2009 to 2010, as our Vice President, Supply Chain Support from March 2009 to September 2009 and as our Vice President of Engineering & Quality from 2006 to 2009. Prior to the completion of the Company’s spin off from Sara Lee Corporation (“Sara Lee”), Mr. Faircloth served as Vice President, Industrialization of Sara Lee.
Kristin L. Oliver has served as our EVP, Chief Human Resources Officer since September 2020, our Chief Legal Officer since January 2025 and served as our Interim Chief Legal Officer from December 2023 to January 2025. From 2018 to 2020, Ms. Oliver served as Senior Vice President and Chief Human Resources Officer at Walgreens, a retail pharmacy leader and a division of Walgreens Boots Alliance, Inc. From 2016 to 2018, she served as Executive Vice President and Chief Human Resources Officer at Chico’s FAS, Inc., a publicly traded women’s clothing and accessories retailer. Previously in her career, Ms. Oliver served in various roles at Walmart, including as Executive Vice President, Walmart US, People division from 2013 to 2015, Senior Vice President and head of Human Resources, International Division from 2010 to 2012, Vice President and Division General Counsel, Employment from 2008 to 2010 and Associate General Counsel from 2004 to 2009.
Scott A. Pleiman has served as our EVP, Chief Strategy, Transformation, Analytics & Technology Officer since January 2025 and as EVP, Chief Strategy and Transformation Officer from January 2023 to January 2025. Mr. Pleiman joined the Company from Boston Consulting Group, where he was a senior advisor regarding strategy and transformation, specializing in retail and consumer products industries. Prior to joining Boston Consulting Group, Mr. Pleiman held a number of senior leadership positions at Walmart Stores, Inc., including Executive Vice President, Merchandising Operations from 2017 to 2021, Senior Vice President, Merchandising – Pricing, Planning & Modular Development from 2015 to 2017, Senior Vice President, Finance & Strategy from 2009 to 2015, Vice President, Merchandising Finance and Business Strategy Walmart U.S. from 2007 to 2009, and Vice President, Business Strategy Walmart U.S. from 2005 to 2007. Earlier in his career, Mr. Pleiman held strategic consulting roles with Cap Gemini (formerly Ernst & Young Consulting Services), and accounting roles at Ernst & Young Audit and Advisory Business Services.

Item 11.	Executive Compensation
The material under the heading “Proposal 3 - Advisory Vote to Approve Named Executive Officer Compensation,” as included and to be filed in the 2025 Proxy Statement, is incorporated by reference herein in response to this Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The material under the heading “Equity Compensation Plan Information” as included in Item 5 of this Annual Report on Form 10-K and the material under the heading “Ownership of Our Stock: Share Ownership of Major Stockholders, Management and Directors” as included and to be filed in the 2025 Proxy Statement is incorporated by reference herein in response to this Item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The material under the heading “Corporate Governance: Other Governance Information” and “Corporate Governance: Director Nomination Process,” each as included and to be filed in the 2025 Proxy Statement, is incorporated by reference herein in response to this Item.

Item 14.	Principal Accountant Fees and Services
The material under the heading “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm: Relationship with Independent Registered Public Accounting Firm” as included and to be filed in the 2025 Proxy Statement is incorporated by reference herein in response to this Item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The financial statements listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this Annual Report on Form 10-K.
(a)(3) Exhibits

Exhibit Number	Description
2.1
Stock and Asset Purchase Agreement, dated as of June 4, 2024, by and among Hanesbrands Inc., ABG-Sparrow IPCo LLC, and, solely for purposes of Section 11.17, Authentic Brands Group LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2024).**

2.2
First Amendment to Stock and Asset Purchase Agreement, dated as of September 25, 2024, between Hanesbrands Inc. and ABG-Champion LLC (f/k/a ABG-Sparrow IPCo LLC) (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2024).

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

4.2
Indenture, dated May 6, 2016, among Hanesbrands Inc., the subsidiary guarantors named therein and U.S. Bank National Association (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2016).

4.3	Form of 4.875% Senior Notes due 2026 (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2016).

4.4
Indenture, dated February 14, 2023, among Hanesbrands Inc., the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2023).

4.5	Form of 9.000% Senior Notes due 2031 (incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2023).

10.1
Hanesbrands Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on April 29, 2020).*

Exhibit Number	Description
10.2
Form of Calendar Year Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16,2024).*

10.3
Form of Discretionary Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2024).*

10.4
Form of Performance Stock Award Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2024).*

10.5
Form of Non-Employee Director Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2024).*

10.6
Inducement Stock Option Grant Notice and Agreement with Stephen B. Bratspies (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 (Commission file number 333-240312) filed with the Securities and Exchange Commission on August 3, 2020).*

10.7
Hanesbrands Inc. Supplemental Employee Retirement Plan (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2010).*

10.8
Hanesbrands Inc. Annual Incentive Plan for Section 16 Officers (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2020).*

10.9
Hanesbrands Inc. Executive Deferred Compensation Plan, as amended (incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.10
First Amendment to Hanesbrands Inc. Executive Deferred Compensation Plan, as amended (incorporated by reference from Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2019).*

10.11
Second Amendment to Hanesbrands Inc. Executive Deferred Compensation Plan, as amended (incorporated by reference from Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2019).*

10.12
Hanesbrands Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.13
Hanesbrands Inc. Executive Long-Term Disability Plan (incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.14
Hanesbrands Inc. Employee Stock Purchase Plan (As Amended and Restated as of 2014) (incorporated by reference from Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2024).*

10.15
Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.16
First Amendment to Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 4, 2016).*

10.17
Second Amendment to Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the Securities and exchange Commission on February 11, 2019).*

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

10.27
Amendment No. 1, dated as of June 19, 2020, to Master Receivables Purchase Agreement, by and among Hanesbrands Inc., Knights Apparel LLC, GFSI LLC, CC Products LLC, Alternative Apparel, Inc. and MUFG Bank, LTD (incorporated by reference from Exhibit 10.39 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 8, 2023).

10.28
Amendment No. 2, dated as of December 2, 2022, to Master Receivables Purchase Agreement, by and among Hanesbrands Inc., Knights Apparel LLC, GFSI LLC, CC Products LLC, Alternative Apparel, Inc. and MUFG Bank, LTD (incorporated by reference from Exhibit 10.40 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 8, 2023).

Exhibit Number	Description
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

10.32
Fourth Amendment, dated as of November 8, 2023, to the Fifth Amended and Restated Credit Agreement among Hanesbrands Inc., MFB International Holdings S.à r.l., HBI Australia Acquisition Co. Pty Ltd, the lenders party thereto and JPMorgan Chase Bank N.A., as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2024).

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

10.38
First Amendment dated October 11, 2024, to Cooperation Agreement by and among Hanesbrands Inc., Barington Companies Equity Partners, L.P., Barington Capital Group, L.P., Barington Companies Management, LLC, and James A. Mitarotonda.

10.39
Transaction Incentive Agreement, dated June 4, 2024, by and among Hanesbrands Inc. and Vanessa LeFebvre (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2024).*

10.40
Form of Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan (As Amended) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2024).*

10.41
Form of Discretionary Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan (As Amended) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2024).*

Exhibit Number	Description
10.42
Form of Performance Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan (As Amended) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2024).*

10.43
Amendment No. 4, dated as of June 6, 2024, to Master Receivables Purchase Agreement, by and among Hanesbrands Inc., Knights Apparel LLC, GFSI LLC, CC Products LLC, Alternative Apparel, Inc. and MUFG Bank, LTD.

19.1	Hanesbrands Inc. Insider Trading Policy, effective July 1, 2023

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney (included on the signature pages hereto).

31.1	Certification of Stephen B. Bratspies, Chief Executive Officer.

31.2	Certification of M. Scott Lewis, Chief Financial Officer.

32.1	Section 1350 Certification of Stephen B. Bratspies, Chief Executive Officer.

32.2	Section 1350 Certification of M. Scott Lewis, Chief Financial Officer.

97.1
Hanesbrands Inc. Executive Compensation Clawback Policy (incorporated by reference from Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2024).*

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
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2025.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Stephen B. Bratspies	Chief Executive Officer (principal executive officer)	February 14, 2025
Stephen B. Bratspies

/s/ M. Scott Lewis	Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer)	February 14, 2025
M. Scott Lewis

/s/ Geralyn R. Breig	Director	February 14, 2025
Geralyn R. Breig

/s/ Colin Browne	Director	February 14, 2025
Colin Browne

/s/ Natasha C. Chand	Director	February 14, 2025
Natasha C. Chand

/s/ Sharilyn S. Gasaway	Director	February 14, 2025
Sharilyn S. Gasaway

/s/ Mark A. Irvin	Director	February 14, 2025
Mark A. Irvin

/s/ James C. Johnson	Director	February 14, 2025
James C. Johnson

/s/ John G. Mehas	Director	February 14, 2025
John G. Mehas

/s/ Franck J. Moison	Director	February 14, 2025
Franck J. Moison

/s/ Robert F. Moran	Director	February 14, 2025
Robert F. Moran

/s/ William S. Simon	Director	February 14, 2025
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has evaluated the effectiveness of Hanesbrands’ internal control over financial reporting as of December 28, 2024, based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that Hanesbrands’ internal control over financial reporting was effective as of December 28, 2024.
The effectiveness of our internal control over financial reporting as of December 28, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included on the following pages.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hanesbrands Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Hanesbrands Inc. and its subsidiaries (the "Company") as of December 28, 2024 and December 30, 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 28, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill and Indefinite-Lived Intangible Asset Impairment Assessments – A Certain Reporting Unit in the International Segment and Certain Indefinite-Lived Trademarks in the U.S. and International Segments
As described in Notes 2 and 11 to the consolidated financial statements, the Company’s consolidated goodwill and indefinite-lived trademarks balances were $638 million and $850 million, respectively, as of December 28, 2024, of which a portion of the consolidated goodwill balance relates to a certain reporting unit in the International segment and a significant portion of the consolidated indefinite-lived trademarks balance relates to certain indefinite-lived trademarks in the U.S. and International segments. Goodwill and identifiable intangible assets not subject to amortization are assessed for impairment at least annually, as of the first day of the Company’s third fiscal quarter, and additionally if triggering events occur. Management estimates the fair value of the Company’s reporting units or intangible assets, which is determined using the income approach, and compares the fair value to the carrying value. If the carrying value exceeds fair value, an impairment loss is recognized in an amount equal to such excess. Fair values of reporting units and intangible assets are primarily based on future cash flows projected to be generated from that business or asset. In performing the discounted cash flow analysis, management makes various judgments, estimates and assumptions, the most significant of which are the assumptions related to the weighted average cost of capital, revenue growth rate, terminal growth rate, and operating profit margin rate.
The principal considerations for our determination that performing procedures relating to the goodwill and indefinite-lived intangible asset impairment assessments of a certain reporting unit in the International segment and certain indefinite-lived trademarks in the U.S. and International segments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of a certain reporting unit in the International segment and certain indefinite-lived trademarks in the U.S. and International segments; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates and operating profit margin rates for a certain reporting unit in the International segment and a certain indefinite-lived trademark in the U.S. segment, and the weighted average cost of capital, revenue growth rates, operating profit margin rates, and terminal growth rate for a certain indefinite-lived trademark in the International segment; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite-lived intangible asset impairment assessments, including controls over the valuation of a certain reporting unit in the International segment and certain indefinite-lived trademarks in the U.S. and International segments. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of a certain reporting unit in the International segment and certain indefinite-lived trademarks in the U.S. and International segments; (ii) evaluating the appropriateness of the discounted cash flow analyses used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow analyses; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates and operating profit margin rates for a certain reporting unit in the International segment and a certain indefinite-lived trademark in the U.S. segment, and the weighted average cost of capital, revenue growth rates, operating profit margin rates, and terminal growth rate for a certain indefinite-lived trademark in the International segment. Evaluating management’s assumptions related to revenue growth rates and operating profit margin rates involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of a certain reporting unit and branded products associated with certain indefinite-lived trademarks; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the reasonableness of the weighted average cost of capital and terminal growth rate assumptions for a certain indefinite-lived trademark in the International segment.

/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 14, 2025

We have served as the Company’s auditor since 2006.

HANESBRANDS INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net sales	$3,507,438	$3,639,386	$3,862,809
Cost of sales	2,147,914	2,347,496	2,515,774
Gross profit	1,359,524	1,291,890	1,347,035
Selling, general and administrative expenses	1,173,576	1,025,612	1,079,664
Operating profit	185,948	266,278	267,371
Other expenses	47,441	37,761	8,294
Interest expense, net	195,901	214,187	131,733
Income (loss) from continuing operations before income taxes	(57,394)	14,330	127,344
Income tax expense (benefit)	40,601	(14,818)	447,889
Income (loss) from continuing operations	(97,995)	29,148	(320,545)
Income (loss) from discontinued operations, net of tax	(222,436)	(46,874)	193,341
Net loss	$(320,431)	$(17,726)	$(127,204)

Earnings (loss) per share - basic:
Continuing operations	$(0.28)	$0.08	$(0.92)
Discontinued operations	(0.63)	(0.13)	0.55
Net loss	$(0.91)	$(0.05)	$(0.36)

Earnings (loss) per share - diluted:
Continuing operations	$(0.28)	$0.08	$(0.92)
Discontinued operations	(0.63)	(0.13)	0.55
Net loss	$(0.91)	$(0.05)	$(0.36)
See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net loss	$(320,431)	$(17,726)	$(127,204)
Other comprehensive income (loss):
Translation adjustments	(120,824)	15,321	(94,802)
Unrealized gain (loss) on qualifying cash flow hedges, net of tax of $(1,584), $1,430 and $(226), respectively	6,978	(13,246)	3,239
Unrecognized income from pension and postretirement plans, net of tax of $(379), $104 and $(650), respectively	28,935	17,622	131,158
Total other comprehensive income (loss)	(84,911)	19,697	39,595
Comprehensive income (loss)	$(405,342)	$1,971	$(87,609)
See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 28, 2024	December 30, 2023
Assets
Cash and cash equivalents	$214,854	$185,217
Trade accounts receivable, net	376,195	423,682
Inventories	871,044	956,430
Other current assets	152,853	113,281
Current assets held for sale	100,430	597,605
Total current assets	1,715,376	2,276,215
Property, net	188,259	353,035
Right-of-use assets	222,759	271,751
Trademarks and other identifiable intangibles, net	886,264	959,851
Goodwill	638,370	659,361
Deferred tax assets	13,591	18,176
Other noncurrent assets	116,729	135,247
Noncurrent assets held for sale	59,593	966,678
Total assets	$3,840,941	$5,640,314

Liabilities and Stockholders’ Equity
Accounts payable	$593,377	$538,782
Accrued liabilities and other:
Payroll and employee benefits	121,267	82,711
Advertising and promotion	111,080	130,242
Other	220,593	197,199
Lease liabilities	64,233	64,547
Accounts Receivable Securitization Facility	95,000	6,000
Current portion of long-term debt	—	59,000
Current liabilities held for sale	42,990	312,087
Total current liabilities	1,248,540	1,390,568
Long-term debt	2,186,057	3,235,640
Lease liabilities - noncurrent	206,124	235,453
Pension and postretirement benefits	66,171	98,170
Other noncurrent liabilities	67,452	121,150
Noncurrent liabilities held for sale	32,587	139,980
Total liabilities	3,806,931	5,220,961

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 352,541,826 and 350,137,826, respectively	3,525	3,501
Additional paid-in capital	373,213	353,367
Retained earnings	234,494	554,796
Accumulated other comprehensive loss	(577,222)	(492,311)
Total stockholders’ equity	34,010	419,353
Total liabilities and stockholders’ equity	$3,840,941	$5,640,314
See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at January 1, 2022	349,903	$3,499	$315,337	$935,260	$(551,603)	$702,493
Net loss	—	—	—	(127,204)	—	(127,204)
Dividends ($0.60 per common share)	—	—	—	(212,375)	—	(212,375)
Other comprehensive income	—	—	—	—	39,595	39,595
Stock-based compensation	—	—	23,157	—	—	23,157
Vesting of restricted stock units and other	683	7	(2,391)	—	—	(2,384)
Share repurchases	(1,577)	(16)	(1,427)	(23,575)	—	(25,018)
Balances at December 31, 2022	349,009	$3,490	$334,676	$572,106	$(512,008)	$398,264
Net loss	—	—	—	(17,726)	—	(17,726)
Other comprehensive income	—	—	—	—	19,697	19,697
Stock-based compensation	—	—	20,304	—	—	20,304
Vesting of restricted stock units and other	1,129	11	(1,613)	416	—	(1,186)
Balances at December 30, 2023	350,138	$3,501	$353,367	$554,796	$(492,311)	$419,353
Net loss	—	—	—	(320,431)	—	(320,431)
Other comprehensive loss	—	—	—	—	(84,911)	(84,911)
Stock-based compensation	—	—	25,686	—	—	25,686
Vesting of restricted stock units and other	2,404	24	(5,840)	129	—	(5,687)
Balances at December 28, 2024	352,542	$3,525	$373,213	$234,494	$(577,222)	$34,010

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	December 28, 2024(1)	December 30, 2023(1)	December 31, 2022(1)
Operating activities:
Net loss	$(320,431)	$(17,726)	$(127,204)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	69,861	75,268	76,294
Amortization of acquisition intangibles	12,020	16,569	18,204
Other amortization	10,174	13,200	11,769
Impairment of long-lived assets and goodwill	76,746	—	—
Inventory write-down charges, net of recoveries	119,748	—	—
Loss on extinguishment of debt	9,412	8,466	—
Loss (gain) on sale of businesses and classification of assets held for sale	114,161	3,641	(3,162)
Amortization of debt issuance costs and debt discount	12,535	8,939	7,300
Stock compensation expense	25,845	20,546	23,457
Deferred taxes	(11,974)	(84,745)	388,607
Other	909	610	7,511
Changes in assets and liabilities:
Accounts receivable	(1,785)	174,249	154,145
Inventories	114,931	599,982	(437,641)
Other assets	17,555	82,672	(107,742)
Accounts payable	17,649	(194,602)	(241,557)
Accrued pension and postretirement benefits	(4,662)	6,799	(2,023)
Accrued liabilities and other	1,549	(152,119)	(126,760)
Net cash from operating activities	264,243	561,749	(358,802)
Investing activities:
Capital expenditures	(37,889)	(44,056)	(112,122)
Purchase of trademarks	—	—	(103,000)
Proceeds from sales of assets	12,362	331	157
Proceeds from (payments for) disposition of businesses	838,560	1,300	(10,816)
Other	—	18,942	9,353
Net cash from investing activities	813,033	(23,483)	(216,428)
Financing activities:
Borrowings on Term Loan Facilities	—	891,000	—
Repayments on Term Loan Facilities	(1,127,483)	(44,250)	(25,000)
Borrowings on Accounts Receivable Securitization Facility	1,831,000	2,270,000	1,840,389
Repayments on Accounts Receivable Securitization Facility	(1,742,000)	(2,473,500)	(1,630,889)
Borrowings on Revolving Loan Facilities	613,500	1,923,000	1,792,000
Repayments on Revolving Loan Facilities	(613,500)	(2,275,500)	(1,439,500)
Borrowings on Senior Notes	—	600,000	—
Repayments on Senior Notes	—	(1,436,884)	—
Borrowings on notes payable	—	—	21,454
Repayments on notes payable	—	—	(21,713)
Share repurchases	—	—	(25,018)
Cash dividends paid	—	—	(209,312)
Payments to amend and refinance credit facilities	(783)	(31,020)	(3,159)
Other	(7,454)	(2,921)	(3,423)
Net cash from financing activities	(1,046,720)	(580,075)	295,829
Effect of changes in foreign exchange rates on cash	(20,703)	8,897	(42,815)
Change in cash and cash equivalents	9,853	(32,912)	(322,216)
Cash and cash equivalents at beginning of year	205,501	238,413	560,629
Cash and cash equivalents at end of year	$215,354	$205,501	$238,413

Balances included in the Consolidated Balance Sheets:
Cash and cash equivalents	$214,854	$185,217	$196,237
Cash and cash equivalents included in current assets held for sale	500	20,284	42,176
Cash and cash equivalents at end of year	$215,354	$205,501	$238,413

(1)The cash flows related to discontinued operations have not been segregated and remain included in the major classes of assets and liabilities. Accordingly, the Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.
See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Notes to Consolidated Financial Statements
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)

(1)    Basis of Presentation
Hanesbrands Inc., a Maryland corporation (the “Company”), is a socially responsible global leader in everyday iconic apparel operating across the Americas, Australia and Asia, under some of the world’s most recognized apparel brands in the core and essentials category including Hanes, Bonds, Bali, Maidenform, Playtex, Bras N Things, Berlei, Wonderbra, Zorba, JMS/Just My Size and Comfortwash. The Company primarily designs, manufactures, sources and sells a broad range of innerwear apparel, such as T-shirts, bras, panties, shapewear, underwear and socks, as well as other apparel products that are manufactured or sourced in the Company’s world-class supply chain.
The Company’s fiscal year ends on the Saturday closest to December 31. All references to “2024”, “2023” and “2022” relate to the 52-week fiscal year ended on December 28, 2024, December 30, 2023 and December 31, 2022, respectively. Three subsidiaries of the Company close three days after the Company’s consolidated year end. The difference in reporting of financial information for these subsidiaries did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Business Strategy
The Company’s business strategy integrates its brand superiority, industry-leading innovation and low-cost global supply chain to provide higher value products while lowering production costs. The Company operates primarily in the global innerwear apparel category, along with smaller operations within other apparel categories. The business strategy is based on managing and growing the Company’s iconic brands through the three key principles of simplifying for growth, focus for impact, and continuously improving to win. By simplifying the portfolio, the Company continues to elevate these brands by delivering quality and value to its consumers through innovative brand and product experiences. The Company remains focused on the core product offerings while also expanding through innovation and new business opportunities for greater marketplace impact.
The Company is taking decisive actions to streamline operations and deliver measurable results and has pushed to reduce inventory and product SKUs through its disciplined inventory management. The Company has segmented and consolidated its world-class supply chain for greater efficiency and flexibility and its go-to-market strategy has been reimagined into a winning, repeatable cadence, supported by a robust, consumer-led innovation process that keeps it at the forefront of industry trends. The Company is highly confident its iconic brand portfolio, world-class supply chain and product innovation will ensure it will consistently grow sales, expand its margins and generate cash flow.
Over the last three years, the Company has experienced several unanticipated challenges, including significant cost inflation, market disruption and consumer-demand headwinds. Despite the challenging global operating environment, the Company has been able to balance the near-term management of the business with making the long-term investments necessary to execute its strategy and transform the Company. During this time, the Company has made meaningful progress on several of its strategic initiatives. The Company has pivoted its U.S. innerwear business back to gaining market share, which has been driven by the launch of new product innovation, increased marketing investments in the Company’s brands and improved on-shelf product availability. The Company has simplified its portfolio by selling its global Champion, U.S.-based outlet store, U.S. Sheer Hosiery and European Innerwear businesses.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
Discontinued Operations
In September 2023, the Company announced that its Board of Directors and executive leadership team, with the assistance of financial and legal advisors, were undertaking an evaluation of strategic alternatives for the global Champion business, which included a broad range of alternatives to maximize shareholder value and also considered an evaluation of the strategic alternatives for the Company’s U.S.-based outlet store business impacted by the global Champion business. In June 2024, the Company reached the decision to exit the U.S.-based outlet store business and the global Champion business, excluding the Champion Japan business, (“global Champion business”). The Company completed the exit of the U.S.-based outlet store business in July 2024 and completed the sale of the intellectual property and certain operating assets of the global Champion business in the fourth quarter of 2024 on September 30, 2024. In December 2024, the Company finalized plans to exit the Champion Japan business and expects to complete the sale of the business within the next 12 months. The Company determined that the exit of the global Champion business, U.S.-based outlet store business and the Champion Japan business represent multiple components of a single strategic plan that met held-for-sale and discontinued operations accounting criteria in 2024. Accordingly, the Company began to separately report the results of these businesses as discontinued operations in its Consolidated Statements of Operations and to present the related assets and liabilities as held for sale in its Consolidated Balance Sheets. These changes have been applied to all periods presented.
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
(2)    Summary of Significant Accounting Policies
(a) Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation, except for certain intercompany sales and related profit and receivables from the Company’s supply chain to the European Innerwear business, which was classified as discontinued operations in the consolidated financial statements in 2022 and was sold on March 5, 2022. The Company began to separately report the results of the global Champion business, the U.S.-based outlet store businesses, and the Champion Japan business as discontinued operations in its Consolidated Statements of Operations and to present the related assets and liabilities as held for sale in 2024. These changes have been applied to all periods presented. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. See Note “Assets and Liabilities of Businesses Held for Sale” for additional information.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
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
(e) Advertising Expense
Advertising represents one of several brand building methods used by the Company. Advertising costs, which include the development and production of advertising materials and the communication of these materials through various forms of media, are expensed in the period the advertising first takes place. Additionally, the Company has agreements with certain of its largest customers for digital advertising and the cost of these programs are expensed in the period the advertising and promotional activity first takes place. The Company recognized advertising expense in the “Selling, general and administrative expenses” line in the Consolidated Statements of Operations of $174,418, $126,280 and $136,047 in 2024, 2023 and 2022, respectively.
(f) Shipping and Handling Costs
Revenue received for shipping and handling costs is included in net sales and was $5,845, $6,665 and $6,950 in 2024, 2023 and 2022, respectively. Shipping costs, which comprise payments to third-party shippers, and handling costs, which consist of warehousing costs in the Company’s various distribution facilities, were $245,407, $254,962 and $274,626 in 2024, 2023 and 2022, respectively. The Company recognizes shipping, handling and distribution costs in the “Selling, general and administrative expenses” line in the Consolidated Statements of Operations.
(g) Research and Development
Research and development costs are expensed as incurred and are included in the “Selling, general and administrative expenses” line in the Consolidated Statements of Operations. Research and development includes expenditures for new product, technological improvements for existing products and process innovation, which primarily consist of salaries, consulting and supplies attributable to time spent on research and development activities. Additional costs include depreciation and maintenance for research and development equipment and facilities. Research and development expense was $15,988, $18,360 and $20,077 in 2024, 2023 and 2022, respectively.
(h) Defined Contribution Benefit Plans
The Company sponsors 401(k) plans as well as other defined contribution benefit plans. Expense for these plans was $25,256, $22,578 and $23,647 in 2024, 2023 and 2022, respectively.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
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
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
(n) Trademarks and Other Identifiable Intangible Assets
The primary identifiable intangible assets of the Company are trademarks, license agreements, customer and distributor relationships and computer software. Identifiable intangible assets with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of a finite-lived intangible asset is based upon a number of factors, including historical experience, the level of maintenance expenditures required to obtain future cash flows, future business plans and the period over which the asset will be economically useful. Trademarks determined to have finite lives are generally amortized over periods ranging from 10 to 20 years, license agreements are generally amortized over periods ranging from three to 15 years, customer and distributor relationships are generally amortized over periods ranging from one to 15 years, computer software is generally amortized over periods ranging from four to seven years and other intangibles are generally amortized over periods ranging from one to 10 years.
Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used in evaluating elements of property. Identifiable intangible assets not subject to amortization are assessed for impairment at least annually, as of the first day of the third fiscal quarter, and additionally if triggering events occur. The impairment test for identifiable intangible assets not subject to amortization consists of comparing the fair value of the intangible asset, which is determined using the income approach, to its carrying value. If the carrying value exceeds the fair value of the asset, an impairment loss is recognized in an amount equal to such excess. Fair values of intangible assets are primarily based on future cash flows projected to be generated from that asset. In performing the discounted cash flow analysis, management makes various judgments, estimates and assumptions, the most significant of which are the assumptions related to weighted average cost of capital, revenue growth rate, terminal growth rate and operating profit margin rate. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of intangible asset impairment.
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
Goodwill is not amortized; however, it is assessed for impairment at least annually, as of the first day of the third quarter, and additionally if triggering events occur. In evaluating the recoverability of goodwill, the Company estimates the fair value of its reporting units, which is determined using the income approach, and compares it to the carrying value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to such excess. Fair values of reporting units are primarily based on future cash flows projected to be generated from that business. In performing the discounted cash flow analysis, management makes various judgments, estimates and assumptions, the most significant of which are the assumptions related to weighted average cost of capital, revenue growth rate, terminal growth rate and operating profit margin rate. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
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
If a CCA does not include the purchase of a software license, the arrangement is accounted for as a service contract and the fees associated with the hosting service are expensed as incurred. Prepayments of these costs are included in the “Other current assets” line in the Consolidated Balance Sheets. Implementation costs incurred during the application development stage as well as costs meeting certain criteria are capitalized and expensed on a straight-line basis over the term of the hosting contracts, which range from four to seven years. The capitalized assets are included in the “Other noncurrent assets” line in the Consolidated Balance Sheets. As of December 28, 2024 and December 30, 2023, net capitalized assets were $92,194 and $93,514, respectively. Changes in the capitalized assets are included in the “Other assets” line within operating activities in the Consolidated Statements of Cash Flows.
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
(r) Supplier Finance Programs
The Company reviews supplier terms and conditions on an ongoing basis and has negotiated payment term extensions in recent years in connection with its efforts to effectively manage working capital and improve cash flow. Separate from these payment term extension actions noted above, the Company and certain financial institutions facilitate voluntary supplier finance programs that enable participating suppliers the ability to request payment of their invoices from the financial institutions earlier than the terms stated in Company’s payment policy. The Company is not a party to the arrangements between the suppliers and the financial institutions and its obligations to suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ participation in the supplier finance programs. The Company’s payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. The Company has no economic interest in a supplier’s decision to participate in the supplier finance programs and has no financial impact in connection with the supplier finance programs. Accordingly, obligations under these programs continue to be trade payables and are not indicative of borrowing arrangements. See Note “Supplier Finance Programs” for additional information.
(s) Stock-Based Compensation
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
(t) Income Taxes
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
(u) Financial Instruments
The Company uses forward foreign exchange contracts and has used cross-currency swap contracts to manage its exposures to movements in foreign exchange rates and has used interest rate contracts to manage its exposure to movements in interest rates. The Company has also used a combination of cross-currency swap contracts and long-term debt to manage its exposure to foreign currency risk associated with the Company’s net investment in certain European subsidiaries. The use of these derivative and nonderivative financial instruments modifies the Company’s exposure to these risks with the goal of reducing the risk or cost to the Company. The Company does not use derivatives for trading purposes and is not a party to leveraged derivative contracts.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
(v) Assets and Liabilities Acquired in Business Combinations
Business combinations are accounted for using the purchase method, which requires the Company to allocate the cost of an acquired business to the acquired assets and assumed liabilities based on their estimated fair values at the acquisition date. The Company recognizes the excess of an acquired business’ cost over the fair value of acquired assets and assumed liabilities as goodwill. Fair values are determined using the income approach based on market participant assumptions focusing on future cash flow projections and accepted industry standards.
(w) Recently Issued Accounting Pronouncements
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which is intended to enhance transparency into the nature and function of expenses. The new accounting rules require that on an annual and interim basis, entities disclose disaggregated operating expense information about specific categories, including purchases of inventory, employee compensation, depreciation, amortization and selling expense. The new accounting rules will be effective for the Company beginning with the annual period of 2027 and interim periods beginning in 2028. Early adoption is permitted. This ASU can be adopted either (i) prospectively to financial statements issued for reporting periods after the effective date of the ASU or (ii) retrospectively to any or all prior reporting periods presented in the financial statements. While the new accounting rules will not have any impact on the Company’s financial condition, results of operations or cash flows, the adoption of the new accounting rules will result in additional disclosures. The Company is currently assessing the impact of this guidance on our disclosures.
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, “Reference Rate Reform: Scope.” The new accounting rules provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. In December 2022, the FASB deferred the expiration date of Topic 848 with the issuance of ASU 2022-06, “Reference Rate Reform: Deferral of the Sunset Date of Topic 848.” The new accounting rules extend the relief in Topic 848 beyond the cessation date of USD London Interbank Offered Rate (“LIBOR”). The new accounting rules were effective for the Company in the fourth quarter of 2024. As the Company’s contracts referencing LIBOR have previously been amended or replaced with Secured Overnight Financing Rate (“SOFR”) based contracts, the adoption of the new accounting rules did not have an impact on the Company’s financial condition, results of operations, cash flows or disclosures.
Supplier Finance Program Obligations
In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The new accounting rules create certain disclosure requirements for a buyer in a supplier finance program. The new accounting rules require qualitative and quantitative disclosures including key terms of the program, balance sheet presentation of related amounts, the obligation amount the buyer has confirmed as valid to the finance provider and a rollforward of the obligation. The accounting rules do not impact the recognition, measurement, or financial statement presentation of supplier finance program obligations. The disclosure of the obligation rollforward is effective for the Company for annual periods beginning in 2024 and all other disclosures were effective for the Company in the first quarter of 2023. While the new accounting rules did not have any impact on the Company’s financial condition, results of operations or cash flows, the adoption of the new accounting rules did result in additional disclosures beginning in the first quarter of 2023, which are included in Note “Supplier Finance Programs.”

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
Leases
In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” The new accounting rules require that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset (the leased asset) through a lease. These leases should also be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The new accounting rules were effective for the Company in the first quarter of 2024, including interim periods. The adoption of the new rules did not have a material impact on the Company’s financial condition, results of operations, cash flows and disclosures.
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The new accounting rules are designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new accounting rules are effective for the Company for the annual period of 2024 and interim periods beginning in 2025. While the new accounting rules did not have any impact on the Company’s financial condition, results of operations or cash flows, the adoption of the new accounting rules resulted in additional disclosures, which are included in Note “Business Segment Information.”
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
(x) Reclassifications
Certain prior year amounts in the Consolidated Statements of Cash Flows have been reclassified to conform with the current year presentation.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)

(3)    Assets and Liabilities of Businesses Held for Sale
Assets and liabilities of businesses classified as held for sale in the Consolidated Balance Sheets consist of the following:

	December 28, 2024	December 30, 2023
Global Champion business - discontinued operations	$38,841	$513,247
Champion Japan business - discontinued operations	61,589	47,870
U.S.-based outlet store business - discontinued operations	—	36,488
Current assets held for sale	$100,430	$597,605

Global Champion business - discontinued operations	$31,935	$916,239
Champion Japan business - discontinued operations	27,658	30,772
U.S.-based outlet store business - discontinued operations	—	19,667
Noncurrent assets held for sale	$59,593	$966,678

Global Champion business - discontinued operations	$10,716	$245,359
Champion Japan business - discontinued operations	32,274	59,012
U.S.-based outlet store business - discontinued operations	—	7,716
Current liabilities held for sale	$42,990	$312,087

Global Champion business - discontinued operations	$11,488	$110,451
Champion Japan business - discontinued operations	21,099	22,083
U.S.-based outlet store business - discontinued operations	—	7,446
Noncurrent liabilities held for sale	$32,587	$139,980
U.S. Sheer Hosiery Business - Continuing Operations
In the fourth quarter of 2021, the Company reached the decision to divest its U.S. Sheer Hosiery business, including the L’eggs brand, as part of its strategy to streamline its portfolio under its Full Potential transformation plan and determined that this business met held-for-sale accounting criteria. The Company recorded a non-cash charge in the fourth quarter of 2021 against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal. In 2022, the Company recorded a non-cash gain of $3,535, which is reflected in the “Selling, general and administrative expenses” line in the Consolidated Statements of Operations, to adjust the valuation allowance primarily resulting from a decrease in carrying value due to changes in working capital. In 2023, the Company recognized a loss, net of proceeds of $3,641, which is reflected in the “Selling, general and administrative expenses” line in the Consolidated Statements of Operations, associated with the sale of the U.S. Sheer Hosiery business and adjustments to the related valuation allowance prior to the sale primarily resulting from changes in carrying value due to changes in working capital. The operations of the U.S. Sheer Hosiery business were reported in Other for all periods presented in Note “Business Segment Information.”
The Company completed the sale of its U.S. Sheer Hosiery business to AllStar Hosiery LLC, an affiliate of AllStar Marketing Group, LLC, on September 29, 2023 for $3,300 in total proceeds, which included cash of $1,300, which is reported in “Net cash from investing activities” in the Consolidated Statements of Cash Flows for the year ended December 30, 2023 and a receivable of $2,000, which is reported in the “Other current assets” line in the Consolidated Balance Sheets at December 30, 2023. Collections of the receivable from AllStar in 2024 are reported in “Net cash from investing activities” in the Consolidated Statements of Cash Flows for the year ended December 28, 2024.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
Discontinued Operations
In 2024, the Company determined that the exit of the global Champion business, U.S.-based outlet store business and the Champion Japan business represent multiple components of a single strategic plan that met held-for-sale and discontinued operations accounting criteria and began to separately report the results of these businesses as discontinued operations in its Consolidated Statements of Operations and to present the related assets and liabilities as held for sale in its Consolidated Balance Sheets. The Company completed the exit of the U.S.-based outlet store business in July 2024 and completed the sale of the intellectual property and certain operating assets of the global Champion business in the fourth quarter of 2024 on September 30, 2024. In December 2024, the Company finalized plans to exit the Champion Japan business and expects to complete the sale of the business within the next 12 months. The results of these businesses are reported in the “Income (loss) from discontinued operations” line in the Consolidated Statements of Operations. In addition, certain expenses related to the operations of the global Champion business, the U.S.-based outlet store business and the Champion Japan business were included in general corporate expenses, restructuring and other action-related charges and amortization of intangibles, which were previously excluded from segment operating profit, and have been reclassified to discontinued operations in 2024. These changes have been applied to all periods presented.
In the first quarter of 2021, the Company announced that it had reached the decision to exit its European Innerwear business as part of its strategy to streamline its portfolio and determined that this business met held-for-sale and discontinued operations accounting criteria. Accordingly, the Company began to separately report the results of its European Innerwear business as discontinued operations in its Consolidated Statements of Operations, and to present the related assets and liabilities as held for sale in its Consolidated Balance Sheets. The results of the European Innerwear business, prior to completion of the sale in March 2022, are reported in the “Income (loss) from discontinued operations” line in the Consolidated Statements of Operations in 2022.
Global Champion Business
In the second quarter of 2024, the Company announced that it had reached an agreement to sell the intellectual property and certain operating assets of the global Champion business to Authentic Brands Group LLC (“Authentic”). Pursuant to the agreement, as amended, the Company completed the sale of the intellectual property and certain operating assets of the global Champion business to Authentic in the fourth quarter of 2024 on September 30, 2024 (the “Initial Closing”) in exchange for gross cash proceeds of $857,450 and a receivable of $12,162. In addition, the Company has the potential to receive additional contingent cash consideration of up to $300,000 pursuant to the agreement. The Company continued to operate the Champion business in certain sectors and geographies through a transition period ending on January 31, 2025 (the “Deferred Business”). The Company continued certain sales from its supply chain to Authentic and the applicable service recipients on a transitional basis after the sale of the business under a manufacturing and supply agreement that was signed as part of closing the transaction. Additionally, the Company entered into a transitional services agreement pursuant to which the Company provided transitional services including information technology, human resources, finance and accounting services. The Company will continue to provide these services to Authentic and the applicable service recipients over a period of approximately 12 months. The sales and the related profit are included in continuing operations in the Consolidated Statements of Operations and in Other in Note “Business Segment Information”. The related receivables from Authentic or the applicable service recipients are included in “Trade accounts receivable, net” and “Other current assets” in the Consolidated Balance Sheets for all periods presented.
The Company used net sale proceeds from the Initial Closing of $783,208, which excludes customary transaction costs and other deductions permitted under the Company’s senior secured credit facility (the “Senior Secured Credit Facility”), to pay down a portion of the Company’s outstanding term debt in October 2024. In 2024, the Company recorded a net loss on the Initial Closing of $50,756 and a non-cash charge of $8,554 to write down the carrying value of the net assets of the Deferred Business to the estimated fair value less costs of disposal, which are both reflected in the “Loss on sale of business and classification of assets held for sale” line in the summarized discontinued operations financial information below. The Company completed the sale of the Deferred Business (the “Deferred Closing”) in exchange for gross cash proceeds of $31,020 on January 31, 2025.
While the operations of the global Champion business were reflected within all reportable segments prior to its reclassification to discontinued operations, the U.S. Champion business made up the majority of the Company’s former Activewear segment. See Note “Business Segment Information” for discussion regarding realignment of the Company’s reportable segments in 2024.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
The following table reconciles the proceeds received from the Initial Closing, which are reported in the “Proceeds from (payments for) disposition of businesses” line within investing activities in the Consolidated Statements of Cash Flows, to the loss recognized on the Initial Closing of the global Champion business, which is reported in the “Loss on sale of businesses and classification of assets held for sale” line within operating activities in the Consolidated Statements of Cash Flows:

Year Ended December 28, 2024
Gross cash proceeds received	$857,450
Receivable from Authentic	12,162
Total consideration	869,612
Less: Net carrying value	894,046
Less: Costs to sell	26,322
Loss on Initial Closing of global Champion business	$(50,756)
U.S.-Based Outlet Store Business
In the second quarter of 2024, the Company began actively marketing its U.S.-based outlet store business to prospective buyers. In July 2024, the Company entered into a purchase agreement with Restore Capital (HCR Stores), LLC (“Restore”), an affiliate of Hilco Merchant Resources, LLC. Under the purchase agreement, the Company paid Restore $12,000 at closing and an additional $3,000 in January 2025 and to provide certain inventory to Restore, in exchange for Restore agreeing to assume the operations and certain liabilities of the Company’s U.S.-based outlet store business. As of December 28, 2024, the Company had a valuation allowance of $1,377 for the full balance of the remaining inventory that had not yet been transferred to Restore. The remaining inventory balance as of December 28, 2024 is reflected in the “Inventories” line and the offsetting valuation allowance is reflected in the “Valuation allowance - U.S.-based outlet store business” line in the summarized discontinued operations financial information below. The agreement with Restore did not include Champion-branded U.S. retail stores, which were addressed in accordance with the purchase agreement governing the sale of the global Champion business to Authentic, which was completed in the fourth quarter of 2024 on September 30, 2024.
Upon meeting the criteria for held-for-sale classification in the second quarter of 2024, which qualified as a triggering event, the Company performed an impairment analysis of the goodwill associated with the Company’s U.S.-based outlet store business, which resulted in a non-cash impairment charge of $2,500 in 2024. The Company also recorded a net loss on the sale of the U.S.-based outlet store business of $54,851 in 2024, which is reflected in the “Loss on sale of business and classification of assets held for sale” line in the summarized discontinued operations financial information below.
The operations of the U.S.-based outlet store business were reported in Other in Note “Business Segment Information” prior to its reclassification to discontinued operations.
Champion Japan Business
The sale of the intellectual property and certain operating assets of the global Champion business, which occurred in the fourth quarter of 2024, excluded the Champion Japan business. In December 2024, the Company finalized plans to exit the Champion Japan business and expects to complete the sale of the business within the next 12 months. The Company determined that the exit of the Champion Japan business represented a component of the single strategic plan that included the global Champion and U.S.-based outlet store businesses, which met held-for-sale and discontinued operations accounting criteria in 2024. Accordingly, the Company began to separately report the results of Champion Japan business as discontinued operations in its Consolidated Statements of Operations and to present the related assets and liabilities as held for sale in its Consolidated Balance Sheets in the fourth quarter of 2024. These changes have been applied to all periods presented. The Company will continue to operate the Champion Japan business as a licensee of Authentic pursuant to the terms of a license agreement entered into at the Initial Closing until the sale of the Champion Japan business is completed. The operations of the Champion Japan business were previously reported in the International segment.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
European Innerwear Business
In November 2021, the Company announced that it had reached an agreement to sell its European Innerwear business to an affiliate of Regent, L.P., under which the purchaser received all the assets and operating liabilities of the European Innerwear business, and completed the sale in March 2022. The Company recorded the final loss on the sale of the European Innerwear business of $373 in 2022, which is reflected in the “Loss on sale of business and classification of assets held for sale” line in the summarized discontinued operations financial information below. The operations of the European Innerwear business were previously reported primarily in the International segment.
The Company continued certain sales from its supply chain to the European Innerwear business on a transitional basis after the sale of the business. The Company was contracted to provide services under the terms of the Manufacturing and Supply Agreement that was signed as part of closing the transaction through January 2024. Additionally, the Company entered into a Transitional Services Agreement pursuant to which the Company provided transitional services including information technology, human resources, facilities management, and limited finance and accounting services which expired in March 2023. The sales and the related profit are included in continuing operations in the Consolidated Statements of Operations and in Other in Note “Business Segment Information” in all periods presented and have not been eliminated as intercompany transactions in consolidation for the period when the European Innerwear business was owned by the Company in 2022. The related receivables from the European Innerwear business are included in “Trade accounts receivable, net” in the Consolidated Balance Sheets for all periods presented.
Financial Results of Discontinued Operations
The operating results of discontinued operations only reflect revenues and expenses that are directly attributable to the global Champion, U.S.-based outlet store, Champion Japan and European Innerwear businesses (the “Discontinued Operations”) that have been eliminated from continuing operations. Discontinued operations does not include any allocation of corporate overhead expense. The Company allocated interest expense to the discontinued operations of the global Champion business of approximately $54,387, $65,703 and $25,807 in 2024, 2023 and 2022, respectively, resulting from the requirement to pay down a portion of the Company’s outstanding term debt under the Senior Secured Credit Facility with the net proceeds from the sale of the global Champion business. Interest expense was allocated to the global Champion business on a pro-rata basis for the expected amount of debt required to be repaid under the Senior Secured Credit Facility, compared to the total outstanding term debt subject to the repayment requirement. There was no interest allocated to the discontinued operations of the U.S.-based outlet store business, the Champion Japan business or the European Innerwear business. The key components of the operating results of the Discontinued Operations are as follows:

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net sales	$1,404,277	$1,997,137	$2,472,155
Cost of sales	967,573	1,392,617	1,557,183
Gross profit	436,704	604,520	914,972
Selling, general and administrative expenses	486,675	582,016	676,588
Impairment of goodwill	2,500	—	—
Loss on sale of businesses and classification of assets held for sale	114,161	—	373
Operating income (loss)	(166,632)	22,504	238,011
Other expenses	704	759	1,723
Interest expense, net	48,729	61,167	25,350
Income (loss) from discontinued operations before income taxes	(216,065)	(39,422)	210,938
Income tax expense	6,371	7,452	17,597
Income (loss) from discontinued operations, net of tax	$(222,436)	$(46,874)	$193,341

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
Assets and liabilities of discontinued operations related to the global Champion, U.S.-based outlet store and Champion Japan businesses classified as held for sale in the Consolidated Balance Sheets as of December 28, 2024 and December 30, 2023 consist of the following:

	December 28, 2024	December 30, 2023
Cash and cash equivalents	$500	$20,284
Trade accounts receivable, net	32,122	134,047
Inventories	63,058	411,588
Other current assets	14,681	31,686
Valuation allowance - Global Champion Business Deferred Closing	(8,554)	—
Valuation allowance - U.S.-based outlet store business	(1,377)	—
Current assets held for sale - discontinued operations	100,430	597,605
Property, net	10,585	61,331
Right-of-use assets	39,137	157,167
Trademarks and other identifiable intangibles, net	273	275,853
Goodwill	4,907	453,383
Deferred tax assets	—	3,778
Other noncurrent assets	4,691	15,166
Noncurrent assets held for sale - discontinued operations	59,593	966,678
Total assets of discontinued operations	$160,023	$1,564,283
Accounts payable	$15,139	$197,470
Accrued liabilities	14,640	68,524
Lease liabilities	13,211	46,093
Current liabilities held for sale - discontinued operations	42,990	312,087
Lease liabilities - noncurrent	24,771	118,562
Pension and postretirement benefits	4,983	6,085
Other noncurrent liabilities	2,833	15,333
Noncurrent liabilities held for sale - discontinued operations	32,587	139,980
Total liabilities of discontinued operations	$75,577	$452,067
The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows. The following table presents cash flow and non-cash information for the Discontinued Operations:

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Depreciation	$7,521	$14,137	$14,969
Amortization	$5,454	$10,946	$11,912
Capital expenditures	$5,962	$19,002	$11,470
Impairment of goodwill	$2,500	$—	$—
Inventory write-down charges, net of recoveries	$63,348	$—	$—
Loss on sale of businesses and classification of assets held for sale	$114,161	$—	$373
Capital expenditures included in accounts payable at end of period	$—	$403	$10,549
Cash paid for amounts included in the measurement of lease liabilities- operating cash flows from leases	$53,077	$62,547	$57,292
Right-of-use assets obtained in exchange for lease obligations	$19,159	$48,835	$4,893

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
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
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Wholesale	$3,011,260	$3,119,447	$3,256,993
Owned retail stores and websites	496,178	519,939	605,816
Total net sales	$3,507,438	$3,639,386	$3,862,809
Revenue Sources
Wholesale Revenue
Wholesale revenue is primarily generated by sales of the Company’s products to retailers to support their brick-and-mortar operations and e-commerce platforms. Wholesale revenue also includes royalty revenue from license agreements as well as short term supply agreements and transition service agreements. The Company earns royalties through license agreements with manufacturers of other consumer products that incorporate certain of the Company’s brands. The Company accrues revenue earned under these contracts based upon reported sales from the licensees.
Owned Retail Stores and Website Revenue
Owned brick-and-mortar retail stores and website revenue is generated through sales driven directly by the consumer through company-operated stores and e-commerce platforms.
(5)    Earnings (Loss) Per Share
Basic earnings (loss) per share was computed by dividing net income (loss) by the number of weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share was calculated to give effect to all potentially issuable dilutive shares of common stock using the treasury stock method. In 2024 and 2022, all potentially dilutive securities were excluded from the diluted weighted average share calculation because the Company incurred a net loss for these years and their inclusion would be anti-dilutive.
The weighted average number of shares used in the basic and diluted earnings (loss) per share calculation is as follows:

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Basic weighted average shares outstanding	352,139	350,592	349,970
Effect of potentially dilutive securities:
Restricted stock units	—	455	—
Employee stock purchase plan and other	—	10	—
Diluted weighted average shares outstanding	352,139	351,057	349,970

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
The following securities were excluded from the diluted weighted average share calculation because their effect would be anti-dilutive:

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Stock options	250	250	252
Restricted stock units	2,395	3,795	1,907
Employee stock purchase plan and other	4	—	8
(6)    Stock-Based Compensation
The Company established the Omnibus Incentive Plan to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to its employees, non-employee directors and employees of its subsidiaries to promote the interests of the Company, incent performance and retain employees. In April 2020, the stockholders of the Company approved the Hanesbrands Inc. 2020 Omnibus Incentive Plan (the “2020 Omnibus Plan”). The Company satisfies the requirement for common shares for share-based payments to employees pursuant to the 2020 Omnibus Plan by issuing newly authorized shares. The 2020 Omnibus Plan initially authorized a total of 11,000 shares of common stock of the Company for awards granted under the 2020 Omnibus Plan, plus the number of shares of common stock of the Company available for grant under the predecessor Hanesbrands Inc. Omnibus Incentive Plan (the “Prior Plan”) that had not yet been made subject to awards under the Prior Plan as of the effective date of the 2020 Omnibus Plan. In April 2023, the stockholders of the Company approved an amendment to the 2020 Omnibus Plan to increase the authorized shares of common stock of the Company available for grant by 5,300 shares of common stock. After the April 2023 amendment, the 2020 Omnibus Plan had 79,520 shares authorized for awards of stock options and restricted stock units, of which 11,785 shares were available for future grants as of December 28, 2024.
Stock Options
Under the Omnibus Incentive Plan, the exercise price of each stock option equals the closing market price of the Company’s stock on the date of grant. Options granted vest ratably over three years and can be exercised over a term of 10 years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during 2024, 2023 or 2022 under the Omnibus Incentive Plan.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
A summary of the changes in stock options outstanding to the Company’s employees is presented below:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Options outstanding at January 1, 2022	250	$17.18	$200	8.59
Granted	—	—
Exercised	—	—
Options outstanding at December 31, 2022	250	$17.18	$—	7.59
Granted	—	—
Exercised	—	—
Options outstanding at December 30, 2023	250	$17.18	$—	6.59
Granted	—	—
Exercised	—	—
Options outstanding at December 28, 2024	250	$17.18	$—	5.59
Options exercisable at December 28, 2024	250	$17.18	$—	5.59
There were no stock option exercises during 2024, 2023 or 2022.
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
A summary of the changes in the restricted stock unit awards outstanding is presented below:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Nonvested share units outstanding at January 1, 2022	2,121	$16.53	$35,455	1.18
Granted — non-performanced based	1,178	15.39
Granted — performanced based	1,624	16.98
Vested	(829)	15.92
Forfeited	(435)	16.84
Nonvested share units outstanding at December 31, 2022	3,659	$16.46	$23,268	1.24
Granted — non-performanced based	2,026	7.76
Granted — performanced based	1,662	7.92
Vested	(931)	15.45
Forfeited	(688)	14.85
Nonvested share units outstanding at December 30, 2023	5,728	$11.26	$25,547	1.18
Granted — non-performanced based	2,328	5.26
Granted — performanced based	2,840	5.99
Vested	(3,176)	11.03
Forfeited	(631)	9.86
Nonvested share units outstanding at December 28, 2024	7,089	$7.41	$58,343	1.30

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
The total fair value of shares vested during 2024, 2023 and 2022 was $35,026, $14,381 and $13,199, respectively. Certain participants elected to defer receipt of shares earned upon vesting.
In addition to granting RSUs that vest solely upon continued future service to the Company, the Company also grants performanced-based RSUs where the number of shares of the Company’s common stock that will be received upon vesting range from 0% to 200% of the number of units granted based on the Company’s achievement of a mix of certain Company performance metrics as well as a market condition. These performanced-based stock awards, which are included in the table above, represent awards that are earned based on future performance and service. As reported in the above table, the number of performanced-based RSUs granted each year represents the initial units granted on the date of grant plus or minus any adjustment for units that were earned based on the final achievement of the respective performance thresholds.
The Company modified all outstanding RSU and PSU grants issued prior to 2024 for employees associated with the Champion business to accelerate the vesting of the grants upon the date of the Initial Closing contingent on continued employment with the Company up to said date. The modified grants for 18 employees resulted in no incremental cost to the Company.
For all share-based awards granted, the Company recognized compensation expense as follows:

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Compensation expense included in continuing operations	$18,769	$17,439	$22,249
Compensation expense included in discontinued operations	6,917	2,865	908
Total compensation expense	$25,686	$20,304	$23,157
For all share-based awards granted, the Company did not recognize any deferred tax benefits in 2024, 2023 or 2022.
At December 28, 2024, there was $20,967 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $13,285, $6,680, and $1,002 is expected to be recognized in continuing operations in 2025, 2026, and 2027, respectively.
(7)    Trade Accounts Receivable
Allowances for Trade Accounts Receivable
The changes in the Company’s allowance for doubtful accounts and allowance for customer chargebacks and other customer deductions are as follows:

	Allowance for Doubtful Accounts	Allowance for Chargebacks and Other Deductions	Total
Balance at January 1, 2022	$28,708	$20,215	$48,923
Charged to expenses	5,383	16,924	22,307
Deductions, write-offs and adjustments	(19,018)	(12,442)	(31,460)
Currency translation	(69)	(268)	(337)
Balance at December 31, 2022	$15,004	$24,429	$39,433
Charged to expenses	966	12,059	13,025
Deductions, write-offs and adjustments	(2,594)	(12,849)	(15,443)
Currency translation	774	369	1,143
Balance at December 30, 2023	$14,150	$24,008	$38,158
Charged to expenses	(2,890)	7,964	5,074
Deductions, write-offs and adjustments	(1,361)	(19,812)	(21,173)
Currency translation	(774)	(165)	(939)
Balance at December 28, 2024	$9,125	$11,995	$21,120

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
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
During 2024, 2023 and 2022, the Company sold total trade accounts receivable of $1,820,094, $1,421,592 and $372,693, respectively, related to Company sponsored programs and removed the trade accounts receivable from the Company’s balance sheet at the time of sale. As of December 28, 2024 and December 30, 2023, $383,878 and $297,807, respectively, of the sold trade accounts receivable remain outstanding with the financial institutions as a result of the related servicing obligation. Collections of accounts receivable not yet submitted to the financial institutions are remitted within one week of collection and recognized within the “Accounts payable” line in the Consolidated Balance Sheets. As these funds are related to the ongoing service agreement and do not serve in a financing capacity, cash flows collected from customers and submitted to the financial institutions are recognized in the Consolidated Statements of Cash Flows as part of operating activities.
The Company recognized total funding fees of $25,990, $21,833 and $8,265 in 2024, 2023 and 2022, respectively, for sales of trade accounts receivable to financial institutions and working capital programs in the “Other expenses” line in the Consolidated Statements of Operations.
(8)    Inventories
Inventories consisted of the following:

	December 28, 2024	December 30, 2023
Raw materials	$43,243	$45,960
Work in process	63,436	70,932
Finished goods	764,365	839,538
	$871,044	$956,430

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
(9)    Property, Net
Property is summarized as follows:

	December 28, 2024	December 30, 2023
Land	$8,424	$21,810
Buildings and improvements(1)	160,646	319,159
Machinery and equipment(1)	681,885	839,028
Construction in progress	17,306	42,318
	868,261	1,222,315
Less accumulated depreciation(1)	680,002	869,280
Property, net	$188,259	$353,035

(1)Balances as of December 30, 2023 have been revised for a correction of an immaterial error in the prior period disclosure.
Capital expenditures included in accounts payable at December 28, 2024 and December 30, 2023 were $6,231 and $18,147, respectively. There were no capital expenditures in accounts payable at December 31, 2022.
(10)    Leases
The Company has operating leases for real estate (primarily retail stores and operating facilities) and certain equipment. The Company’s finance leases are not material. The Company’s leases have remaining lease terms of one month to 33 years, some of which include options to extend the leases for up to 15 years, and some of which include options to terminate the leases within one year.
Total operating lease costs, which includes short-term lease cost and variable cost, were $136,729, $145,658 and $145,484 for 2024, 2023 and 2022, respectively. For 2024, 2023 and 2022, variable costs of $44,618, $46,344 and $59,507, respectively, were included in total operating lease costs. Short-term lease costs were immaterial for 2024, 2023 and 2022.
The following table presents supplemental cash flow and non-cash information related to leases:

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from leases	$97,576	$100,423	$89,146
Right-of-use assets obtained in exchange for lease obligations - non-cash activity(1)	$44,285	$96,918	$165,349

(1)Balances as of December 30, 2023 and December 31, 2022 have been revised for a correction of an immaterial error in the prior period disclosure.
The following table presents supplemental information related to operating lease terms and discount rates:

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Weighted average remaining lease term	4.8 years	5.4 years	5.1 years
Weighted average discount rate	5.89%	5.55%	4.93%

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
The following table presents maturities of operating lease liabilities as of December 28, 2024:

2025	$77,688
2026	75,034
2027	56,839
2028	44,381
2029	20,966
Thereafter	40,199
Total lease payments	315,107
Less interest	44,750
$270,357
As of December 28, 2024, the Company’s operating lease liabilities exclude $17,497 of additional lease commitments that have not yet commenced. These operating lease liabilities will be paid over a period of 10 years.
(11)    Intangible Assets and Goodwill
(a) Intangible Assets
The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

	Gross	Accumulated Amortization	Net Book Value
Year ended December 28, 2024:
Intangible assets subject to amortization:
Trademarks	$12,165	$6,674	$5,491
License agreements	11,300	11,300	—
Customer and distributor relationships	83,404	67,777	15,627
Computer software	122,353	107,620	14,733
Other intangibles	3,120	3,120	—
	$232,342	$196,491	35,851
Intangible assets not subject to amortization:
Trademarks			850,413
Net book value of intangible assets			$886,264

	Gross	Accumulated Amortization	Net Book Value
Year ended December 30, 2023:
Intangible assets subject to amortization:
Trademarks	$12,866	$6,438	$6,428
License agreements	11,300	11,300	—
Customer and distributor relationships	88,191	64,411	23,780
Computer software(1)	140,480	116,722	23,758
Other intangibles	3,292	3,292	—
	$256,129	$202,163	53,966
Intangible assets not subject to amortization:
Trademarks			905,885
Net book value of intangible assets			$959,851

(1)     Gross and accumulated amortization balances as of December 30, 2023 have been revised to correct an immaterial error in the prior period disclosures.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
In connection with the annual intangible assets impairment analysis performed in the third quarter of 2024, the Company performed a quantitative assessment utilizing an income approach to estimate the fair values of certain indefinite-lived intangible assets. The most significant assumptions used to estimate the fair values of the indefinite-lived intangible assets included weighted average cost of capital, revenue growth rate, terminal growth rate and operating profit margin rate. While the analysis indicated that those indefinite-lived intangible assets had fair values that exceeded their carrying value, the Company noted a meaningful decline in the fair value cushion above the carrying value for one of the indefinite-lived trademarks with the Australian business. The decline in this trademark was driven by continued macroeconomic pressures impacting consumer spending in Australia and resulting in a fair value that exceeded the carrying value by approximately 10% at the time the analysis was performed. As a result, this trademark was considered to be at a higher risk for future impairment if economic conditions worsen or earnings and operating cash flows do not recover as currently estimated by management. As of December 28, 2024, the carrying value of this trademark was $218,341, which is reflected in the “Trademarks and other identifiable intangibles, net” line in the Consolidated Balance Sheets.
The amortization expense for intangible assets subject to amortization was $16,740, $18,823 and $18,060 for 2024, 2023 and 2022, respectively. The estimated amortization expense for the next five years, assuming no change in the estimated useful lives of identifiable intangible assets or changes in foreign exchange rates is as follows: $14,683 in 2025, $9,958 in 2026, $4,035 in 2027, $2,110 in 2028 and $373 in 2029.
(b) Goodwill
Goodwill and the changes in those amounts during the period are as follows:

	U.S.	International	Total
Net book value at December 31, 2022	$402,228	$256,650	$658,878
Currency translation	—	483	483
Net book value at December 30, 2023	$402,228	$257,133	$659,361
Currency translation	—	(20,991)	(20,991)
Net book value at December 28, 2024	$402,228	$236,142	$638,370
In connection with the annual goodwill impairment analysis performed in the third quarter of 2024, the Company performed a quantitative assessment utilizing an income approach to estimate the fair value of each reporting unit. The most significant assumptions used to estimate the fair values of the reporting units include the weighted average cost of capital, revenue growth rate, terminal growth rate and operating profit margin rate. The Company completed its annual quantitative impairment analysis for each reporting unit and the respective goodwill balances. The analysis indicated that all reporting units had fair values that exceeded their carrying values by more than 20% at the time the analysis was performed. Although the Company determined that no impairment existed for the Company’s goodwill as of the date the analysis was performed in the third quarter of 2024, these assets could be at risk for future impairment due to changes in the Company’s business or global economic conditions.
(12)    Supplier Finance Programs
As of December 28, 2024 and December 30, 2023, the amounts due to suppliers participating in supplier finance programs totaled $106,543 and $108,499, respectively, which are included in the “Accounts Payable” line of the Consolidated Balance Sheets.
A rollforward of the Company’s outstanding obligations confirmed as valid under its supplier finance programs is as follows:

December 28, 2024
Confirmed obligations outstanding at the beginning of the year	$108,499
Invoices confirmed during the year	560,794
Confirmed invoices paid during the year	(562,750)
Confirmed obligations outstanding at the end of the year	$106,543

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
(13)    Debt
A summary of the Company’s debt is presented below:

	Interest Rate as of December 28, 2024	Principal Amount
		December 28, 2024	December 30, 2023	Maturity Date
Senior Secured Credit Facility:
Revolving Loan Facility	—	$—	$—	November 2026
Term Loan A	6.42%	403,070	937,500	November 2026
Term Loan B	8.32%	300,197	893,250	March 2030
9.000% Senior Notes	9.00%	600,000	600,000	February 2031
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
Accounts Receivable Securitization Facility	6.68%	95,000	6,000	May 2025
		2,298,267	3,336,750
Less long-term debt issuance costs and debt discount		17,210	36,110
Less current maturities		95,000	65,000
		$2,186,057	$3,235,640
As of December 28, 2024 the Company’s primary financing arrangements were the senior secured credit facility (the “Senior Secured Credit Facility”), 9.000% senior notes (the “9.000% Senior Notes”), 4.875% senior notes (the “4.875% Senior Notes”) and the accounts receivable securitization facility (the “ARS Facility”). The outstanding balances at December 28, 2024 and December 30, 2023 are reported in the “Accounts Receivable Securitization Facility”, “Current portion of long-term debt” and “Long-term debt” lines in the Consolidated Balance Sheets.
Senior Secured Credit Facility
The $1,000,000 Revolving Loan Facility, a portion of which is available to be borrowed in Euros or Australian dollars, is used for general corporate purposes and working capital needs. All borrowings under the Revolving Loan Facility may be repaid and reborrowed from time to time without penalty but must be repaid in full upon maturity. A portion of the Revolving Loan Facility is available for the issuances of letters of credit and the making of swingline loans, and any such issuance of letters of credit or making of a swingline loan will reduce the amount available under the Revolving Loan Facility. As of December 28, 2024, the Company had $996,743 of borrowing availability under the Revolving Loan Facility after taking into account $3,257 of standby and trade letters of credit issued and outstanding under this facility.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
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
In 2024, the Company paid down $1,127,483 of its outstanding term debt under the Senior Secured Credit Facility, of which $1,083,233 was a result of accelerated debt payments using a combination of cash generated from operations and net sale proceeds from the Initial Closing of the sale of the global Champion business, which was completed on September 30, 2024. See Note “Assets and Liabilities of Businesses Held for Sale” for additional information.
Prior to the November 2023 amendment, the Company amended the Senior Secured Credit Facility in November 2022 and February 2023. These prior amendments included changes to certain provisions and covenants under the Senior Secured Credit Facility that were extended to September 27, 2025 but otherwise were not impacted by the November 2023 amendment, including: (a) suspension of restricted payments in connection with share repurchases; (b) suspension of restricted payments pursuant to the Company's leverage ratio-based and "Available Amount" restricted payments baskets; (c) suspension of the Company’s “Available Amount” basket for investments in foreign subsidiaries and other investments; (d) suspension of the 0.50 to 1.00 increase in the maximum permitted consolidated net total leverage ratio resulting from a material permitted acquisition; and (e) the addition of two new tiers to the top of the pricing grid if the maximum consolidated net total leverage ratio exceeds 5.00 to 1.00 and 5.50 to 1.00. In addition, the November 2022 amendment permanently transitioned the Senior Secured Credit Facility from the LIBOR to the Secured Overnight Financing Rate (“SOFR”) with a 10 basis point credit spread adjustment already included in the Senior Secured Credit Facility.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
Borrowings under the Senior Secured Credit Facility bear interest at a variable rate based on, at the Company’s option, either the SOFR or an alternative base rate (both as defined in the Senior Secured Credit Facility), or the appropriate SOFR benchmark for non-U.S. dollar borrowings, plus, in each case, an applicable margin that is based on the Company’s leverage ratio (as defined in the Senior Secured Credit Facility). Interest is payable quarterly for base rate loans, but the Company has the option to pay interest on a more frequent, or less frequent, basis for SOFR-based loans. The applicable margin was 1.750% plus a 10 basis point credit spread adjustment for SOFR-based loans and 0.75% for base rate loans as of December 28, 2024. During the Extended Covenant Relief Period, the applicable margin ranges from a maximum of 2.75% in the case of SOFR-based loans and 1.75% in the case of base rate loans if the Company’s leverage ratio is greater than or equal to 5.50 to 1.00, and steps down in varying increments to a minimum of 1.25% in the case of SOFR-based loans and 0.25% in the case of base rate loans if the Company’s leverage ratio is less than 2.25 to 1.00. After the Extended Covenant Relief Period has ended, the applicable margin will range from a maximum of 1.75% in the case of SOFR-based loans and 0.75% in the case of base rate loans if the Company’s leverage ratio is greater than or equal to 4.50 to 1.00, and steps down in varying increments to a minimum of 1.00% in the case of SOFR-based loans and 0.00% in the case of base rate loans if the Company’s leverage ratio is less than 2.25 to 1.00.
The commitment fee for the unused portion of the Revolving Loan Facility, which is based on the Company’s leverage ratio (as defined in the Senior Secured Credit Facility, as amended), was 0.275% as of December 28, 2024. During the Extended Covenant Relief Period, the commitment fee ranges from a maximum of 0.425% if the Company’s leverage ratio is greater than or equal to 5.50 to 1.00, and steps down in varying increments to a minimum of 0.175% if the Company’s leverage ratio is less than 2.25 to 1.00. After the Extended Covenant Relief Period has ended, the commitment fee will range from a maximum of 0.25% if the Company’s leverage ratio is greater than or equal to 4.50 to 1.00, and steps down in varying increments to a minimum of 0.15% if the Company’s leverage ratio is less than 2.25 to 1.00.
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
As of December 28, 2024, the Company was in compliance with all financial covenants related to the Senior Secured Credit Facility. The Company expects to maintain compliance with its financial covenants, as amended in November 2023, for at least 12 months from the issuance of these financial statements based on its current expectations and forecasts.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
2023 Refinancing
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
The issuance of the 2023 Term Loan B resulted in proceeds, net of the debt discount of $9,000 and debt issuance costs of $11,917, of approximately $879,083. The 2023 Term Loan B bears interest based on the SOFR plus an applicable margin of 3.75%, subject to a floor of 0.50%. The 2023 Term Loan B Facility is guaranteed by each domestic subsidiary of the Company which guarantees the other facilities under the Senior Secured Credit Facility (the “U.S. Subsidiary Guarantors”) and is secured by substantially all of the assets of the Company and the U.S. Subsidiary Guarantors, on a pari passu basis with the other facilities under the Senior Secured Credit Facility. Outstanding borrowings under the 2023 Term Loan B are repayable in 0.25% quarterly installments, with the remainder of the outstanding principal to be repaid at maturity. If the 2023 Term Loan B is repriced or refinanced on or prior to the six month anniversary of its funding and as a result of such repricing or refinancing the effective interest rate of the 2023 Term Loan B decreases, the Company shall be required to pay a prepayment fee equal to 1.0% of the aggregate principal amount of the 2023 Term Loan B subject to such repricing or refinancing. Additionally, the Company is required to prepay any outstanding amounts in connection with (i) the incurrence of certain indebtedness and (ii) non-ordinary course asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds in any period of twelve-consecutive months, with customary reinvestment provisions. The 2023 Term Loan B also requires the Company, as applicable, to prepay any outstanding term loans under the 2023 Term Loan B in connection with excess cash flow, which percentage will be based upon the Company’s leverage ratio during the relevant fiscal period. All such prepayments will be made on a pro rata basis under each of the applicable term loans that are subject to such prepayments. The 2023 Term Loan B matures on March 8, 2030.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
ARS Facility
Borrowing availability under the ARS Facility, which was entered into in November 2007, was subject to a quarterly fluctuating facility limit ranging from $200,000 in the first and second quarters in 2024 to $225,000 in the third and fourth quarters in 2024 until the ARS Facility was amended in September 2024 at which time the quarterly fluctuating facility limit was reduced to $175,000 in the fourth quarter of 2024 and $125,000 thereafter until the expiration date in May 2025. ARS Facility borrowings are permitted only to the extent that the face value of the receivables in the collateral pool, net of applicable concentrations, reserves and other deductions, exceeds the outstanding loans. The Company also amended the ARS facility in June 2022, June 2023 and May 2024. The June 2022 amendment extended the maturity date to June 2023 and changed the Company’s interest rate option as defined in the ARS Facility from the rate announced from time to time by PNC Bank, N.A. as its prime rate or the LIBOR to the rate announced from time to time by PNC Bank, N.A. as its prime rate or the SOFR and increased certain receivables to the pledged collateral pool for the facility. The June 2023 amendment extended the maturity date to May 2024 and created two pricing tiers based on a consolidated net total leverage ratio of 4.50 to 1.00. The May 2024 amendment extended the maturity date to May 2025 with no change to the quarterly fluctuation facility limit. Additionally, the amendment removed the two pricing tiers that were added in the previous amendment, reverting back to a single tier pricing structure. As of December 28, 2024, the quarterly fluctuating facility limit was $175,000, the maximum borrowing capacity was $126,686 and the Company had $31,686 of borrowing availability under the ARS Facility.
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
The ARS Facility contains customary events of default and requires the Company to maintain the same interest coverage ratio and leverage ratio contained from time to time in the Senior Secured Credit Facility, provided that any changes to such covenants will only be applicable for purposes of the ARS Facility if approved by the managing agents or their affiliates. As of December 28, 2024, the Company was in compliance with all financial covenants.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
Other
The Company had $3,477 of borrowing capacity under other international credit facilities after taking into account outstanding borrowings at December 28, 2024. The Company had $8,474 of international letters of credit outstanding at December 28, 2024. Available liquidity for other international credit facilities is reduced for any outstanding international letters of credit. The international letters of credit are not outstanding under any specific credit facility and do not reduce actual borrowing capacity under the specific credit facilities.
Future Principal Payments
Future principal payments for all of the facilities described above are as follows: $95,000 due in 2025, $1,303,070 due in 2026, no payments due in 2027, 2028, and 2029 and $900,197 due thereafter.
Cash Paid for Interest
Total cash paid for interest related to debt in 2024, 2023 and 2022 was $239,864, $260,257 and $150,452, respectively.
Debt Issuance Costs
During 2024, 2023 and 2022, the Company paid $783, $35,388 and $3,159, respectively, in capitalized debt issuance costs related to the Company’s financing arrangements within continuing operations. Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which range from one to 10 years. As of December 28, 2024, the net carrying value of unamortized debt issuance costs for the revolving loan facilities, which is included in “Other noncurrent assets” in the Consolidated Balance Sheets, was $4,290 and the net carrying value of unamortized debt issuance costs for the remainder of the Company’s debt, which is included in “Long-term debt” in the Consolidated Balance Sheets was $17,210. The Company’s debt issuance cost amortization in continuing operations was $12,535, $8,939 and $7,300 in 2024, 2023 and 2022, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
(14)    Defined Benefit Pension Plans
At December 28, 2024, the Company’s pension plans consisted of the U.S. pension plans, which includes the Hanesbrands Inc. Legacy Pension Plan and the Hanesbrands Inc. Pension Plan (together, the “U.S. Pension Plans”), various nonqualified retirement plans and international plans, which include certain defined benefit plans acquired in connection with the purchase of Hanes Australasia. Benefits under the U.S. Pension Plans were frozen effective December 31, 2005. Effective December 1, 2022, the Company spun-off the majority of participants in the Hanesbrands Inc. Pension Plan into a new, separate plan, the Hanesbrands Inc. Legacy Pension Plan with a small number of participants remaining in the Hanesbrands Inc. Pension Plan.
The components of net periodic benefit cost and other amounts recognized in other comprehensive loss of the Company’s noncontributory defined benefit pension plans were as follows:

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Service cost	$423	$397	$626
Interest cost	42,541	44,870	27,631
Expected return on assets	(46,734)	(54,197)	(49,189)
Settlement cost	1,430	—	—
Amortization of:
Prior service cost	(7)	(6)	(6)
Net actuarial loss	15,965	16,672	20,959
Net periodic benefit cost	$13,618	$7,736	$21

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Net gain	$(29,391)	$(16,996)	$(129,399)
Prior service credit	7	6	6
Total gain recognized in other comprehensive loss	(29,384)	(16,990)	(129,393)
Total recognized in net periodic benefit cost and other comprehensive loss	$(15,766)	$(9,254)	$(129,372)

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
The funded status of the Company’s defined benefit pension plans at the respective year ends was as follows:

	December 28, 2024	December 30, 2023
Benefit obligation:
Beginning of year	$914,398	$919,334
Service cost	423	397
Interest cost	42,541	44,870
Benefits paid	(102,304)	(62,815)
Settlements	(13,740)	—
Impact of exchange rate change	(1,117)	639
Actuarial (gain) loss	(45,959)	12,018
Other	(20)	(45)
End of year	794,222	914,398

Fair value of plan assets:
Beginning of year	822,360	816,244
Actual return on plan assets	12,606	66,627
Employer contributions	16,338	1,603
Benefits paid	(102,304)	(62,815)
Settlements	(13,740)	—
Impact of exchange rate change	(1,385)	746
Other	(20)	(45)
End of year	733,855	822,360
Funded status	$(60,367)	$(92,038)
In 2024, the Company purchased an annuity contract to transfer $40,409 of the U.S. Pension Plans’ gross defined benefit pension obligations and related plan assets to an insurance company for approximately 3,900 retirees and beneficiaries. The annuity contract was purchased using assets from the U.S. Pension Plans and no additional funding contribution was required. This transaction had no impact on the amount, timing, or form of the monthly retirement benefit payments to the affected retirees or beneficiaries. The transaction did not trigger settlement accounting under FASB ASC 715 - “Compensation - Retirement Benefits.”
The actuarial gain in 2024 included in benefit obligations was primarily driven by increases in the U.S. discount rate assumptions. The actuarial loss in 2023 included in benefit obligations was primarily driven by decreases in the U.S. discount rate assumptions.
As most of the Company’s pension plans are frozen, the accumulated benefit obligation (“ABO”) approximates the benefit obligation. The total benefit obligation and the benefit obligation and fair value of plan assets for the Company’s pension plans with benefit obligations in excess of plan assets are as follows:

	December 28, 2024	December 30, 2023
Benefit obligation	$794,222	$914,398
Plans with benefit obligation in excess of plan assets:
Benefit obligation	787,062	892,163
Fair value of plan assets	722,570	795,765
Amounts recognized in the Company’s Consolidated Balance Sheets consist of:

	December 28, 2024	December 30, 2023
Other noncurrent assets	$4,124	$4,361
Accrued liabilities and other: Payroll and employee benefits	(1,378)	(1,452)
Pension and postretirement benefits	(63,113)	(94,947)
Accumulated other comprehensive loss	(393,757)	(423,141)

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)

Amounts recognized in accumulated other comprehensive loss consist of:

	December 28, 2024	December 30, 2023
Prior service cost	$(118)	$(125)
Actuarial loss	393,875	423,266
Accumulated other comprehensive loss	$393,757	$423,141
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

	December 28, 2024	December 30, 2023	December 31, 2022
Net periodic benefit cost:
Discount rate	4.98%	5.18%	2.90%
Long-term rate of return on plan assets	5.94	6.94	5.24
Rate of compensation increase(1)	3.25	3.24	3.25
Interest crediting rate	5.50	5.50	5.50

Plan obligations:
Discount rate	5.63%	4.98%	5.18%
Rate of compensation increase(1)	3.33	3.25	3.24
Interest crediting rate	5.50	5.50	5.50

(1)For December 28, 2024, December 30, 2023 and December 31, 2022, the compensation assumption only applies to certain international plans as the benefits of the U.S. pension plans are now all frozen.
(b) Plan Assets, Expected Benefit Payments, and Funding
The allocation of pension plan assets as of the respective period end measurement dates is as follows:

	December 28, 2024	December 30, 2023
Asset category:
Debt securities	53%	40%
U.S. equity securities	22	21
Foreign equity securities	17	22
Real estate	7	7
Hedge fund of funds	—	9
Cash and other	1	1

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
The Company’s asset strategy and primary investment objective are to maximize the principal value of the plan assets to meet current and future benefit obligations to plan participants and their beneficiaries. To accomplish this goal, the assets of the plan are broadly diversified to protect against large investment losses and to reduce the likelihood of excessive volatility of returns and funded status. Diversification of assets is achieved through strategic allocations to various asset classes, as well as various investment styles within these asset classes, and by retaining multiple, third-party investment management firms with complementary investment styles and philosophies to implement these allocations. The Company has established a target asset allocation based upon analysis of risk/return trade-offs and correlations of asset mixes given long-term historical data, prospective capital market returns and forecasted liabilities of the plans. The target asset allocation approximates the actual asset allocation as of December 28, 2024. In addition to volatility protection, diversification enables the assets of the plan the best opportunity to provide adequate returns in order to meet the Company’s investment return objectives. These objectives include, over a rolling five-year period, to achieve a total return that exceeds the required actuarial rate of return for the plan and to outperform a passive portfolio, consisting of a similar asset allocation.
The Company utilizes market data or assumptions that market participants would use in pricing the pension plan assets. The Level 1 assets consisted primarily of certain U.S. equity securities, foreign equity securities and cash and cash equivalents. Certain U.S. equity securities, foreign equity securities and debt securities are measured at their net asset value, which is determined based on inputs readily available in public markets, and investments in hedge funds of funds and real estate investments that are based on unobservable inputs about which little or no market data exists and are measured at a net asset value. Assets valued utilizing a net asset value are not required to be categorized within the fair value hierarchy.
Refer to Note “Fair Value of Assets and Liabilities” for the Company’s complete disclosure of the fair value of pension plan assets.
Expected benefit payments are as follows: $61,604 in 2025, $62,357 in 2026, $62,949 in 2027, $62,558 in 2028, $62,485 in 2029 and $306,624 in 2030 through 2034.
The Company expects to make required cash contributions of $12,000 to its U.S. Pension Plans in 2025 based on a preliminary calculation by its actuary. The Company made total cash contributions of $15,000 to its U.S Pension Plans in 2024, of which $10,000 were required. The Company made no cash contributions to its U.S. Pension Plans in 2023.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
(15)    Income Taxes
The Company recognized income (loss) from continuing operations before income taxes of $(57,394), $14,330, and $127,344 for the years 2024, 2023 and 2022, respectively. The provision for income tax expense (benefit) computed by applying the U.S. statutory rate to income (loss) from continuing operations before income taxes as reconciled to the actual provisions was:

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Income (loss) from continuing operations before income taxes:
Domestic	631.0%	(1,997.0)%	(161.9)%
Foreign	(531.0)	2,097.0	261.9
	100.0%	100.0%	100.0%

Tax expense at U.S. statutory rate	21.0%	21.0%	21.0%
State income tax	(5.6)	(85.0)	(8.0)
Tax on actual and planned remittances of foreign earnings	(11.9)	71.9	(4.5)
Tax on foreign earnings (U.S. tax reform - GILTI and FDII)	(79.7)	90.8	7.6
Foreign taxes less than U.S. statutory rate	97.4	(248.6)	(36.5)
Statutory stock deduction and other foreign adjustments(1)	—	(593.0)	62.3
Employee benefits	(8.5)	25.3	2.8
Changes in valuation allowance	66.1	610.1	294.2
OECD BEPS Pillar 2	(11.1)	—	—
Transaction costs	(23.3)	—	—
Intellectual property migration	(67.7)	—	—
Release of unrecognized tax benefit reserves	(10.4)	6.7	(2.0)
Tax rate change	(20.0)	(13.2)	8.7
Tax provision adjustments and revisions to prior years' returns	(19.1)	23.3	9.9
Nondeductible expenses and tax exempt income, net	0.2	(0.7)	(3.0)
Domestic income tax credits	3.8	(17.0)	(1.5)
Other, net	(1.9)	5.0	0.7
Taxes at effective worldwide tax rates	(70.7)%	(103.4)%	351.7%

(1)In 2022, the Company recorded a deferred tax liability related to tax impairments of subsidiary stock in Switzerland which created a net operating loss carryforward. Pursuant to Swiss tax law, the loss created is subject to recapture for which a deferred tax liability was recorded in excess of the deferred tax asset in 2022. During 2023, the deferred tax liability related to the recapture amount from 2022 was reversed, resulting in a tax benefit.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
Current and deferred tax provisions (benefits) were:

	Current	Deferred	Total
Year ended December 28, 2024
Domestic	$(11,885)	$6,430	$(5,455)
Foreign	55,814	(18,533)	37,281
State	5,117	3,658	8,775
	$49,046	$(8,445)	$40,601

Year ended December 30, 2023
Domestic	$19,356	$29	$19,385
Foreign	54,274	(89,325)	(35,051)
State	848	—	848
	$74,478	$(89,296)	$(14,818)

Year ended December 31, 2022
Domestic	$11,757	$201,112	$212,869
Foreign	50,862	97,755	148,617
State	(4,751)	91,154	86,403
	$57,868	$390,021	$447,889

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Cash payments for income taxes	$61,501	$92,937	$95,331
Of the cash payments for income taxes, $52,089, $75,882 and $74,397 relate to continuing operations for 2024, 2023 and 2022, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
The deferred tax assets and liabilities at the respective year-ends were as follows:

	December 28, 2024	December 30, 2023
Deferred tax assets:
Inventories	$79,746	$79,697
Bad debt allowance	6,379	6,923
Accrued expenses	10,969	6,664
Employee benefits	41,248	43,684
Tax credits	26,471	18,483
Net operating loss and other tax carryforwards	688,820	497,456
Leasing	74,517	100,696
Interest carryforwards	124,018	94,204
Capitalized research costs	20,451	18,813
Other	12,978	3,121
Gross deferred tax assets	1,085,597	869,741
Less valuation allowances	(684,007)	(729,247)
Less FIN48 / NOL Offset	(27,921)	(10,543)
Deferred tax assets	373,669	129,951

Deferred tax liabilities:
Derivatives	1,249	296
Property and equipment	4,589	9,498
Leasing	60,228	87,774
Accrued tax on unremitted foreign earnings	31,159	29,138
Intangibles	59,696	17,903
Statutory impairment	224,361	5,849
Prepaids	5,810	99
Deferred tax liabilities	387,092	150,557

Net deferred tax liabilities	$(13,423)	$(20,606)
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
The changes in the Company’s valuation allowance for deferred tax assets were as follows:

January 1, 2022	$304,913
Charged to income tax expense	343,386
Charged to other accounts(1)	(36,421)
December 31, 2022	$611,878
Charged to income tax expense	119,953
Charged to other accounts(1)	(2,584)
December 30, 2023	$729,247
Charged to income tax expense	(39,098)
Charged to other accounts(1)	(6,142)
December 28, 2024	$684,007

(1)Charges to other accounts include the effects of foreign currency translation and changes to valuation allowances as a result of intraperiod tax allocations.
As of December 28, 2024, the valuation allowance for deferred tax assets was $684,007, made up of $311,409 for foreign loss carryforwards, $26,049 for other foreign deferred tax assets, $88,705 for U.S. federal and state operating loss carryforwards, and $257,844 for other U.S. federal and state deferred tax assets. The net change in the total valuation allowance for 2024 was $45,240, which relates to an increase of $14,633 for foreign loss carryforwards, a decrease of $234 for other foreign deferred tax assets, a decrease of $90,318 for U.S. federal and state operating loss carryforwards and an increase of $30,679 for other U.S. federal and state deferred tax assets.
The domestic net decrease reflects a full valuation allowance recorded against U.S. federal and state deferred tax assets in 2024. As of December 28, 2024, the Company concluded that, based on its evaluation of all available positive and negative evidence, its U.S. federal and state deferred tax assets were not more likely than not realizable. In making this determination, the Company evaluated positive evidence, including its projections of future taxable income which demonstrate a long-term return to profitability in the U.S., and negative evidence, including recent tax losses incurred and expected near term tax losses in connection with its domestic operations and the lack of sufficient taxable temporary differences expected to reverse in future periods, and determined that the negative evidence outweighed the positive.
At December 28, 2024, the Company had gross foreign net operating loss carryforwards of approximately $2,300,168 (on a tax return basis) which are subject to expiration as follows:

Fiscal Year:
2025	$—
2026	546
2027	267
2028	6,400
2029	23,856
Thereafter	2,269,099
At December 28, 2024, the Company had domestic tax credit carryforwards totaling $26,141, which expire beginning after 2024.
At December 28, 2024, the Company had gross U.S. federal, state and foreign interest carryforwards of approximately $419,456, $240,396 and $91,493 (on a tax return basis), respectively, which carry forward indefinitely.
At December 28, 2024, the Company had gross U.S. federal and state net operating loss carryforwards of approximately $327,478 and $1,295,402 (on a tax return basis), respectively, which expire beginning after 2024.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
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
The Company has determined that a portion of the Company’s unremitted foreign earnings as of December 28, 2024, totaling approximately $65,649, are not permanently reinvested abroad. The Company has additional foreign earnings totaling $1,267,470 which are not permanently reinvested within its foreign structure, but which are permanently reinvested from a U.S. perspective. The remainder of the Company’s foreign earnings will continue to be permanently reinvested to fund working capital requirements and operations abroad. As of December 28, 2024, the Company has accrued $32,014 of income taxes with respect to the foreign earnings the Company intends to remit in the future. These income tax effects include U.S. federal, state, foreign and withholding tax implications in accordance with the planned remittance of such foreign earnings. An estimate of income tax costs that may be incurred if the permanently reinvested portion of unremitted foreign earnings were in fact remitted is impractical to calculate.
In 2024, 2023, and 2022, the Company recognized reductions of unrecognized tax benefits for tax positions of prior years of $330, $483, and $311, respectively. In 2024, 2023, and 2022, income tax benefits recognized in connection with the expiration of statutes of limitations were $20,506, $2,814, and $7,191, respectively. The Company believes it is reasonably possible that the amount of unrecognized tax benefits may decrease by $20,339 within the next 12 months due to expirations in statutes of limitations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2022 (gross balance of $40,706)	$39,572
Adjustments related to prior year ending balance	1,138
Additions based on tax positions related to the current year	2,857
Additions based on tax positions of prior years	798
Lapse of statute of limitations	(7,191)
Reductions for tax positions of prior years	(311)
Balance at December 31, 2022 (gross balance of $37,818)	$36,863
Additions based on tax positions related to the current year	2,994
Additions based on tax positions of prior years	646
Lapse of statute of limitations	(2,814)
Reductions for tax positions of prior years	(483)
Balance at December 30, 2023 (gross balance of $38,156)	$37,206
Additions based on tax positions related to the current year	5,156
Additions based on tax positions of prior years	24,458
Lapse of statute of limitations	(20,506)
Reductions for tax positions of prior years	(330)
Balance at December 28, 2024 (gross balance of $47,883)	$45,984
At December 28, 2024, the balance of the Company’s unrecognized tax benefits, which would, if recognized, affect the Company’s annual effective tax rate was $18,062. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized $(4,475), $509 and $81 in 2024, 2023 and 2022, respectively, for interest and penalties classified as income tax expense (benefit) in the Consolidated Statements of Operations. At December 28, 2024 and December 30, 2023, the Company had a total of $2,324 and $6,805, respectively, of interest and penalties accrued related to unrecognized tax benefits.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
The Company files U.S. federal income tax returns, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. The Company remains subject to U.S. federal tax examinations for tax years 2019 through 2024. The Company is also subject to examination by various state and international tax authorities. The tax years subject to examination vary by jurisdiction. The Company regularly assesses the outcomes of both ongoing and future examinations for the current or prior years to ensure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes its reserves are adequate in relation to any potential assessments. The outcome of any one examination, some of which may conclude during the next 12 months, is not expected to have a material impact on the Company’s financial position or results of operations.
The Company operates in a Free Trade Zone governed and established by law in Costa Rica and the regulations thereunder. During 2023, the Company received approval for the Free Trade Zone which cannot be arbitrarily revoked. The Free Trade Zone will continue to be applicable so long as it continues to meet the legal obligations and commitments. This resulted in a rate benefit of $44,000 and $45,000 for 2024 and 2023, respectively.
(16)    Commitments and Contingencies
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
Purchase Commitments
In the ordinary course of business, the Company has entered into purchase commitments for raw materials, production and finished goods. These agreements, typically with terms ending within a year, require total payments of $240,398 in 2025.
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
During 2024, 2023 and 2022, the Company incurred royalty expense of approximately $20,610, $23,004 and $23,882, respectively.
Minimum amounts due under the license agreements are approximately $20,760 in 2025, $20,919 in 2026, $21,199 in 2027, $21,586 in 2028, $21,625 in 2029 and $5,525 thereafter.
(17)    Stockholders’ Equity
The Company is authorized to issue up to 2,000,000 shares of common stock, par value $0.01 per share, and up to 50,000 shares of preferred stock, par value $0.01 per share, and the Company’s Board of Directors may, without stockholder approval, increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company is authorized to issue. At December 28, 2024 and December 30, 2023, 352,542 and 350,138 shares, respectively, of common stock were issued and outstanding and no shares of preferred stock were issued or outstanding.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
On February 2, 2022, the Company’s Board of Directors approved a new share repurchase program for up to $600,000 of shares to be repurchased in open market transactions or privately negotiated transactions, subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which allows the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the Company, the Company’s directors and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. The new program replaced the Company’s previous share repurchase program for up to 40,000 shares that was originally approved on February 6, 2020. The Company did not purchase any shares of the Company’s common stock under the February 6, 2020 share repurchase program during 2022 through the expiration of the program on February 2, 2022. Under the new program, the Company entered into transactions to repurchase 1,577 shares at a weighted average repurchase price of $15.84 per share for the year ended December 31, 2022. The shares were repurchased at a total cost of $25,018 including broker’s commissions of $31. The Company did not repurchase any shares under the new program during 2023 or during 2024 through the expiration of the program on December 28, 2024. Share repurchases are currently prohibited under the Senior Secured Credit Facility. See Note "Debt" for additional information.
Dividends
In 2022, the Company’s Board of Directors declared regular quarterly cash dividends of $0.15 per share of the Company’s outstanding common stock, which were paid in 2022.
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
(18)    Accumulated Other Comprehensive Loss
The components of AOCI are as follows:

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at December 31, 2022	$(228,803)	$8,709	$(437,353)	$145,439	$(512,008)
Amounts reclassified from accumulated other comprehensive loss	—	(11,190)	16,315	1,868	6,993
Current-period other comprehensive income (loss) activity	15,321	(3,486)	1,203	(334)	12,704

Total other comprehensive income (loss)	15,321	(14,676)	17,518	1,534	19,697

Balance at December 30, 2023	$(213,482)	$(5,967)	$(419,835)	$146,973	$(492,311)
Amounts reclassified from accumulated other comprehensive loss	(17,388)	(10,729)	17,204	1,710	(9,203)
Current-period other comprehensive income (loss) activity	(103,436)	19,291	12,110	(3,673)	(75,708)

Total other comprehensive income (loss)	(120,824)	8,562	29,314	(1,963)	(84,911)

Balance at December 28, 2024	$(334,306)	$2,595	$(390,521)	$145,010	$(577,222)

(1)Cumulative Translation Adjustment includes translation adjustments and net investment hedges. See Note “Financial Instruments and Risk Management” for additional disclosures about net investment hedges.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
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
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification from AOCI	Amount of Reclassification from AOCI into Net Income (Loss)
		Years Ended
		December 28, 2024	December 30, 2023	December 31, 2022
Write-off of cumulative translation associated with sale of business	Income (loss) from discontinued operations, net of tax	$17,388	$—	$13,473

Gain (loss) on forward foreign exchange contracts designated as cash flow hedges	Cost of sales	2,855	6,523	4,643
	Income tax	(957)	(2,308)	(1,507)
	Income (loss) from discontinued operations, net of tax	1,111	(1,639)	4,567
	Net of tax	3,009	2,576	7,703

Gain on interest rate contracts designated as cash flow hedges	Interest expense, net	6,242	5,279	—
	Income tax	—	—	—
	Net of tax	6,242	5,279	—

Gain (loss) on cross-currency swap contracts designated as cash flow hedges	Selling, general and administrative expenses	—	973	(20,016)
	Interest expense, net	—	581	(5,940)
	Income tax	—	—	—
	Net of tax	—	1,554	(25,956)

Amortization of deferred actuarial loss and prior service cost and settlement cost	Other expenses	(17,209)	(16,315)	(20,809)
	Income tax	(232)	(87)	52
Pension activity associated with sale of business	Income (loss) from discontinued operations, net of tax	5	—	(460)
	Net of tax	(17,436)	(16,402)	(21,217)

Total reclassifications		$9,203	$(6,993)	$(25,997)
(19)    Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts and has used cross-currency swap contracts to manage its exposures to movements in foreign exchange rates primarily related to the Australian dollar, Mexican peso and Canadian dollar and has used interest rate contracts to manage its exposures to movements in interest rates. The Company has also used a combination of cross-currency swap contracts and long-term debt to manage its exposure to foreign currency risk associated with the Company’s net investment in its European subsidiaries.

	Hedge Type	December 28, 2024	December 30, 2023
U.S. dollar equivalent notional amount of derivative instruments:
Forward foreign exchange contracts	Cash Flow and Mark to Market	$154,310	$308,760
Interest rate contracts	Cash Flow	$—	$900,000

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
Fair Values of Derivative Instruments
The fair values of derivative instruments related to forward foreign exchange contracts, cross-currency swap contracts and interest rate contracts recognized in the Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		December 28, 2024	December 30, 2023
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	$4,431	$57
Interest rate contracts	Other current assets	—	23
Forward foreign exchange contracts	Other noncurrent assets	361	—
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	3,941	142
Total derivative assets		8,733	222

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities and other: Other	(41)	(2,508)
Forward foreign exchange contracts	Other noncurrent liabilities	—	(290)
Interest rate contracts	Other noncurrent liabilities	—	(5,929)
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities and other: Other	(20)	(2,784)
Total derivative liabilities		(61)	(11,511)

Net derivative asset (liability)		$8,672	$(11,289)
Cash Flow Hedges
The Company uses forward foreign exchange contracts and has used cross-currency swap contracts to reduce the effect of fluctuating foreign currencies on foreign currency-denominated transactions, foreign currency-denominated investments and other known foreign currency exposures. Gains and losses on these contracts are intended to offset losses and gains on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. The Company has also used interest rate contracts to reduce the effect of the variability in future interest payments on variable-rate debt to lock in certainty of future cash flows.
On April 1, 2021, in connection with a reduction in the amount of the 3.5% Senior Notes designated in the European net investment hedge discussed below, the Company entered into three pay-fixed rate, receive-fixed rate cross-currency swap contracts with a total notional amount of €300,000. The Company designated these cross-currency swap contracts to hedge the undesignated portion of the foreign currency cash flow exposure related to the Company’s 3.5% Senior Notes. These cross-currency swap contracts swapped Euro-denominated interest payments for U.S. dollar-denominated interest payments, thereby economically converting €300,000 of the Company’s €500,000 fixed-rate 3.5% Senior Notes to a fixed-rate 4.7945% USD-denominated obligation. In February 2023, in connection with the redemption of the 3.5% Senior Notes, the Company unwound these cross-currency swap contracts, which had an original maturity date of June 15, 2024. The Company paid $30,935 to settle the cross-currency swap contracts, which was reported in “Net cash from operating activities” in the Consolidated Statements of Cash Flows in 2023. The remaining gain in AOCI of $1,254 was released into earnings at the time of settlement and has been recorded in the “Interest expense, net” line in the Consolidated Statements of Operations in 2023. The Company had no cross-currency swap contracts designated as cash flow hedges as of December 28, 2024 or December 30, 2023.
In March 2023, the Company entered into an interest rate contract with a total notional amount of $900,000, which amortizes down to $600,000 on March 31, 2025. The Company designated this interest rate contract, which matures on March 31, 2026, to hedge the variability in contractually specified interest rates above 50 basis points associated with future interest payments on a portion of the Company’s variable-rate term loans to lock in certainty of future cash flows. In October 2024, in connection with the pay down of term debt related to the Initial Closing of the sale of the global Champion business, the Company terminated the interest rate contract, which had a remaining loss in AOCI of $4,155 on the termination date that will be amortized into earnings through the original contract maturity date of March 31, 2026. The Company had no interest rate contracts designated as cash flow hedges as of December 28, 2024.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately $2,823. The Company is hedging exposure to the variability in future foreign currency-denominated cash flows for forecasted transactions over the next 16 months. The Company also expects the amortization of AOCI related to the interest rate contract over the next 15 months.
The effect of derivative instruments designated as cash flow hedges on the Consolidated Statements of Operations and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Forward foreign exchange contracts	$10,767	$28	$10,843
Interest rate contracts	8,524	(649)	—
Cross-currency swap contracts	—	(2,865)	(22,305)
Total	$19,291	$(3,486)	$(11,462)

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Years Ended
		December 28, 2024	December 30, 2023	December 31, 2022
Forward foreign exchange contracts(1)	Cost of sales	$2,855	$6,523	$4,643
Forward foreign exchange contracts(1)	Income (loss) from discontinued operations, net of tax	1,632	(2,166)	6,386
Interest rate contracts	Interest expense, net	6,242	5,279	—
Cross-currency swap contracts(1)	Selling, general and administrative expenses	—	973	(20,016)
Cross-currency swap contracts(1)	Interest expense, net	—	581	(5,940)
Total		$10,729	$11,190	$(14,927)

(1)The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value.
The following table presents the amounts in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded:

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Cost of sales	$2,147,914	$2,347,496	$2,515,774
Selling, general and administrative expenses	$1,173,576	$1,025,612	$1,079,664
Interest expense, net	$195,901	$214,187	$131,733
Income (loss) from discontinued operations, net of tax	$(222,436)	$(46,874)	$193,341
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
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
In February 2023, in connection with the redemption of the 3.5% Senior Notes, the Company de-designated the remainder of the 3.5% Senior Notes in the European net investment hedge and unwound these cross-currency swap contracts. The Company received $18,942 to settle the cross-currency swap contracts, which was reported in “Net cash from investing activities” in the Consolidated Statements of Cash Flows in 2023. There was a cumulative gain of $5,525 from the designated portion of the 3.5% Senior Notes and a cumulative gain of $19,001 from the cross-currency swap contracts that have remained in cumulative translation adjustment, a component of AOCI. Both were released into earnings at the completion of the Initial Closing of the global Champion business in the fourth quarter of 2024. The Company had no derivative or nonderivative financial instruments designated as net investment hedges as of December 28, 2024 or December 30, 2023.
The amount of after-tax gains (losses) included in AOCI in the Consolidated Balance Sheets related to derivative instruments and nonderivative financial instruments designated as net investment hedges are as follows:

	Amount of Gain (Loss) Recognized in AOCI
	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Euro-denominated long-term debt	$—	$(469)	$9,716
Cross-currency swap contracts	—	531	14,497
Total	$—	$62	$24,213
The effect of derivative and non-derivative instruments designated as net investment hedges on the Consolidated Statements of Operations are as follows:

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Years Ended
		December 28, 2024	December 30, 2023	December 31, 2022
Euro-denominated long-term debt	Income (loss) from discontinued operations, net of tax	$5,525	$—	$(13,348)
Cross-currency swap contracts	Income (loss) from discontinued operations, net of tax	19,001	—	(2,505)
Cross-currency swap contracts (amounts excluded from effectiveness testing)	Interest expense, net	—	960	8,368
Total		$24,526	$960	$(7,485)
The following table presents the amounts in the Consolidated Statements of Operations in which the effects of net investment hedges are recorded:

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Income (loss) from discontinued operations, net of tax	$(222,436)	$(46,874)	$193,341
Interest expense, net (amounts excluded from effectiveness testing)	$195,901	$214,187	$131,733

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
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
The effect of derivative instruments not designated as hedges on the Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Years Ended
		December 28, 2024	December 30, 2023	December 31, 2022
Forward foreign exchange contracts	Cost of sales	$2,910	$(6,801)	$(7,830)
Forward foreign exchange contracts	Selling, general and administrative expenses	—	222	(290)
Forward foreign exchange contracts	Income (loss) from discontinued operations, net of tax	522	302	(8,727)
Total		$3,432	$(6,277)	$(16,847)
(20)    Fair Value of Assets and Liabilities
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
As of December 28, 2024 and December 30, 2023, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to forward foreign exchange derivative contracts, interest rate derivative contracts, defined benefit pension plan investment assets and deferred compensation plan liabilities. The fair values of forward foreign exchange derivative contracts are determined using the cash flows of the forward contracts, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair values of interest rate derivative contracts are determined using the cash flows of the contracts, discount rates to account for the passage of time, current foreign exchange and interest rate market data and credit risk, which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plan liabilities is based on readily available current market data and is categorized as Level 2. The fair values of defined benefit pension plan investment assets include: certain U.S. equity securities, foreign equity securities and cash and cash equivalents that are determined based on quoted prices in public markets categorized as Level 1; certain U.S. equity securities, foreign equity securities, debt securities and commodity investments measured at their net asset value, which is determined based on inputs readily available in public markets; and investments in hedge fund of funds and real estate investments that are based on unobservable inputs about which little or no market data exists and are measured at a net asset value. Assets valued utilizing a net asset value are not required to be categorized within the fair value hierarchy.
There were no changes during 2024 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of and for the year ended December 28, 2024, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis or non-recurring basis.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of December 28, 2024
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan investment assets:
Cash and other	$9,035	$9,035	$—	$—
Total plan assets in the fair value hierarchy	9,035	9,035	—	—
Plan assets measured at net asset value:(1)
Hedge fund of funds	824
U.S. equity securities	161,940
Foreign equity securities	126,809
Debt securities	383,576
Real estate	51,671
Total plan assets measured at net asset value	724,820
Total plan assets	733,855
Derivative contracts:
Forward foreign exchange contracts - assets	8,733	—	8,733	—
Forward foreign exchange contracts - liabilities	(61)	—	(61)	—
Total derivative contracts	8,672	—	8,672	—
Deferred compensation plan liability	(12,987)	—	(12,987)	—
Total	$729,540	$9,035	$(4,315)	$—

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
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
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
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximated fair value as of December 28, 2024 and December 30, 2023. The fair value of debt, which is classified as a Level 2 liability, was $2,326,202 and $3,259,299 as of December 28, 2024 and December 30, 2023, respectively. Debt had a carrying value of $2,298,267 and $3,336,750 as of December 28, 2024 and December 30, 2023, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
(21)    Business Segment Information
The Company regularly monitors its reportable segments to determine if changes in facts and circumstances would indicate whether changes in the determination or aggregation of operating segments are necessary. In the second quarter of 2024, the Company announced that it reached an agreement to sell the global Champion business as discussed in Note “Assets and Liabilities of Businesses Held for Sale” and as a result, this business was reclassified as held for sale and reflected as discontinued operations for all periods presented. While the global Champion business was reflected within all reportable segments prior to its reclassification to discontinued operations, the U.S. Champion business made up the majority of the Company’s former Activewear segment. Accordingly, the former Activewear segment has been eliminated and the segment information herein excludes the results of the global Champion business for all periods presented. As a result of the strategic shift and resulting reorganization, the chief executive officer, who is the Company’s chief operating decision maker, began reviewing all U.S. innerwear and U.S. activewear operations together as one U.S. operating segment and the Company’s operations are now managed and reported in two operating segments, each of which is a reportable segment for financial reporting purposes: U.S. and International. In December 2024, the Champion Japan business, which was previously reported within the International segment, was classified as held for sale and reflected as discontinued operations for all periods presented. Accordingly, the Champion Japan business has been excluded from the International segment information herein. These changes have been applied to all periods presented. These segments are organized and managed principally by geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms.
Other consists of the Company’s U.S. Sheer Hosiery business prior to its sale on September 29, 2023, certain sales from the Company’s supply chain to the European Innerwear business which was sold on March 5, 2022 and short term support and transition service agreements for disposed businesses. The Company’s U.S.-based outlet store business was also reflected in Other prior to its reclassification to discontinued operations in the second quarter of 2024 as discussed in Note “Assets and Liabilities of Businesses Held for Sale.” As a result of this reclassification, the results of the U.S.-based outlet store business are excluded from the segment information herein for all periods presented.
The Company’s chief executive officer is the Company’s chief operating decision maker (“CODM”). The Company’s CODM manages business operations, evaluates performance and allocates resources based on the segments’ net revenues and operating income. The CODM reviews net revenues and operating income each month while considering variances compared to forecast and changes from prior periods. The Company reports inventories by segment as that information is used by the chief operating decision maker in assessing segment performance. The Company does not report its other assets by segment as that information is not used by the chief operating decision maker in assessing segment performance.
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
•International primarily includes sales of the Company’s innerwear and other apparel products outside the United States, primarily in Australia, Latin America, Asia and Canada.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)

	Year Ended
	December 28, 2024
	U.S.	International	Total
Segment net sales	$2,581,137	$908,433	$3,489,570
Reconciliation of net sales:
Other net sales			17,868
Total net sales			3,507,438
Less(1):
Media, advertising and promotion	138,606	37,913	176,519
Distribution	169,058	73,834	242,892
Other segment costs(2)	1,724,621	690,180	2,414,801
Total segment operating profit	548,852	106,506	655,358
Reconciliation of operating profit:
Other profit (loss)			2,550
General corporate expenses			(225,997)
Restructuring and other action-related charges			(229,223)
Amortization of intangibles			(16,740)
Total operating profit			185,948
Other expenses			(47,441)
Interest expense, net			(195,901)
Income (loss) from continuing operations before income taxes			$(57,394)
(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)    Other segment costs include cost of sales, marketing, selling and other administrative expenses.

	Year Ended
	December 30, 2023
	U.S.	International	Total
Segment net sales	$2,636,656	$933,067	$3,569,723
Reconciliation of net sales:
Other net sales			69,663
Total net sales			3,639,386
Less(1):
Media, advertising and promotion	90,415	37,205	127,620
Distribution	177,531	69,510	247,041
Other segment costs(2)	1,964,437	717,519	2,681,956
Total segment operating profit	404,273	108,833	513,106
Reconciliation of segment operating profit (loss):
Other profit (loss)			(1,189)
General corporate expenses			(204,019)
Restructuring and other action-related charges			(22,799)
Amortization of intangibles			(18,821)
Total operating profit			266,278
Other expenses			(37,761)
Interest expense, net			(214,187)
Income (loss) from continuing operations before income taxes			$14,330
(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)    Other segment costs include cost of sales, marketing, selling and other administrative expenses.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)

	Year Ended
	December 31, 2022
	U.S.	International	Total
Segment net sales	$2,692,175	$1,010,541	$3,702,716
Reconciliation of net sales:
Other net sales			160,093
Total net sales			3,862,809
Less(1):
Media, advertising and promotion	89,724	48,662	138,386
Distribution	195,448	70,899	266,347
Other segment costs(2)	2,004,306	746,607	2,750,913
Total segment operating profit	402,697	144,373	547,070
Reconciliation of segment operating profit:
Other profit (loss)			21,774
General corporate expenses			(228,782)
Restructuring and other action-related charges			(54,642)
Amortization of intangibles			(18,049)
Total operating profit			267,371
Other expenses			(8,294)
Interest expense, net			(131,733)
Income (loss) from continuing operations before income taxes			$127,344
(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)    Other segment costs include cost of sales, marketing, selling and other administrative expenses.
The Company incurred restructuring and other action-related charges that were reported in the following lines in the Consolidated Statements of Operations:

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Cost of sales	$91,179	$2,153	$13,645
Selling, general and administrative expenses	138,044	20,646	40,997
Total included in operating profit	229,223	22,799	54,642
Other expenses	9,412	8,350	—
Interest expense, net	—	(1,254)	—
Total included in income (loss) from continuing operations before income taxes	238,635	29,895	54,642
Income tax (expense) benefit	—	85,122	(413,766)
Total restructuring and other action-related charges	$238,635	$(55,227)	$468,408

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
The components of restructuring and other action-related charges were as follows:

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Restructuring and other action-related charges:
Supply chain restructuring and consolidation	$171,529	$1,128	$14,345
Corporate asset impairment charges	20,107	—	—
Headcount actions and related severance	16,993	5,149	6,975
Professional services	16,488	3,819	23,994
Technology	1,859	8,347	11,922
Loss (gain) on sale of business and classification of assets held for sale	—	3,641	(3,535)
Other	2,247	715	941
Total included in operating profit	229,223	22,799	54,642
Loss on extinguishment and refinancing of debt included in other expenses	9,412	8,466	—
Gain on final settlement of cross currency swap contracts included in other expenses	—	(116)	—
Gain on final settlement of cross currency swap contracts included in interest expense, net	—	(1,254)	—
Total included in income (loss) from continuing operations before income taxes	238,635	29,895	54,642
Discrete tax (expense) benefit	—	85,122	(422,918)
Tax effect on actions	—	—	9,152
Total included in income tax (expense) benefit	—	85,122	(413,766)
Total restructuring and other action-related charges	$238,635	$(55,227)	$468,408
Significant restructuring and other action-related charges within operating profit are discussed below.
•Supply chain restructuring and consolidation charges in 2024 include:
◦$80,748 reflected in the “Cost of Sales” line in the Consolidated Statements of Operations, primarily related to charges of $53,953 to write down inventory as a result of further SKU rationalization efforts and $20,334 for severance and related employee actions for impacted supply chain facilities; and
◦$90,781 reflected in the “Selling, general and administrative expenses” line in the Consolidated Statements of Operations, primarily related to charges of $72,047 for impairment of an owned facility that was classified as held for sale and a right of use asset for which the leased facility was not in operation, $10,921 for accelerated amortization of right of use assets for leased facilities that the Company expects to exit before the end of the contractual lease term, and $3,590 for headcount actions and related severance related to restructuring and consolidation efforts within the Company’s supply chain network.
•Supply chain restructuring and consolidation charges in 2023 and 2022 are reflected in the “Cost of Sales” line in the Consolidated Statements of Operations and primarily represent supply chain segmentation charges to restructure and position the Company’s distribution and manufacturing network to align with its demand trends.
•Corporate asset impairment charges in 2024 include charges of $10,395, reflected in the “Cost of sales” line in the Consolidated Statements of Operations, primarily related to a contract termination, and $9,712, reflected in the “Selling, general and administrative expenses” line in the Consolidated Statements of Operations, primarily related to charges for impairment of the Company’s headquarters location sold in 2024.
•In addition to the charges discussed above, the following restructuring and other action-related charges are primarily reflected in the “Selling, general and administrative expenses” line in the Consolidated Statements of Operations in 2024, 2023 and 2022:
◦Headcount actions and related severance charges related to operating model initiatives.
◦Fees for professional services that primarily include consulting and advisory services related to restructuring activities.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
◦Technology charges related to the implementation of the Company’s technology modernization initiative including the implementation of a global enterprise resource planning platform.
◦The (gain) loss on sale of business and classification of assets held for sale related to the sale of the Company’s U.S. Sheer Hosiery business, which was sold to AllStar in 2023. See Note “Assets and Liabilities of Businesses Held for Sale” for additional information regarding the U.S. Sheer Hosiery business.
•Restructuring and other action-related charges recorded in the “Other expenses” and “Interest expense, net” lines in the Consolidated Statements of Operations included the following:
◦In 2024, the Company recorded a charge of $9,412 in the “Other expenses” line for the write-off of unamortized debt issuance costs related to the requirement to pay down a portion of the Company’s outstanding term debt under the Senior Secured Credit Facility with the net proceeds from the sale of the global Champion business.
◦In 2023, the Company recorded a charge of $8,466 in restructuring and other action-related charges related to the redemption of its 4.625% Senior Notes and 3.5% Senior Notes. The charge, which is recorded in the “Other expenses” line, included a payment of $4,632 for a required make-whole premium related to the redemption of the 3.5% Senior Notes and a non-cash charge of $3,834 for the write-off of unamortized debt issuance costs related to the redemption of the 4.625% Senior Notes and the 3.5% Senior Notes.
◦Additionally, in 2023, in connection with the redemption of the 3.5% Senior Notes, the Company unwound the related cross-currency swap contracts previously designated as cash flow hedges and the remaining gain in AOCI of $1,254 was released into earnings at the time of settlement which is recorded in the “Interest expense, net” line in the Consolidated Statements of Operations. See Note “Financial Instruments and Risk Management” for additional information.
Restructuring and other action-related charges in 2023 included discrete tax benefits of $85,122, of which $80,859 was recorded in the fourth quarter of 2023, representing an adjustment to non-cash reserves established at December 31, 2022 related to deferred taxes for Swiss statutory impairments, which are not indicative of the Company’s core operations. In the fourth quarter of 2022, the Company recorded a non-cash discrete tax charge of $422,918 to reflect a full valuation allowance against the Company’s U.S. federal and state deferred tax assets. As of December 31, 2022, the Company concluded that, based on its evaluation of all available positive and negative evidence, its U.S. federal and state deferred tax assets were no longer more likely than not realizable. In making this determination, the Company evaluated positive evidence, including its projections of future taxable income which demonstrate a long-term return to profitability in the U.S., and negative evidence, including recent tax losses incurred and expected near term tax losses in connection with its domestic operations and the lack of sufficient taxable temporary differences expected to reverse in future periods, and determined that the negative evidence outweighed the positive. Restructuring and other action-related charges in 2022 also included the tax effect on actions, which represents the applicable effective tax rate on the restructuring and other action-related charges based on the jurisdiction of where the charges were incurred.
As of December 30, 2023, the Company had an accrual of $10,890 for expected benefit payments related to actions taken in prior years. During 2024, the Company approved headcount actions and related severance to align its workforce and manufacturing and distribution network with its strategic initiatives resulting in charges of $58,779 for employee termination and other benefits for employees affected by the actions. The Company recorded $20,370 of these charges in the “Cost of sales” line, $20,547 in the “Selling, general and administrative expenses” line, and $17,862 in the “Loss from discontinued operations, net of tax” line in the Consolidated Statements of Operations in 2024. The charges related to continuing operations, which totaled $40,917 in 2024, are included in the “Supply chain restructuring and consolidation” and the “Headcount actions and related severance” lines in the restructuring and other action-related charges table above. During 2024, the Company made benefit payments and other adjustments of $27,494, resulting in an ending accrual of $42,175 which is included in the “Other” accrued liabilities line of the Consolidated Balance Sheets at December 28, 2024.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)

	December 28, 2024
	U.S.	International	Other	Unallocated	Total Assets
Assets:
Inventories	$711,323	$146,190	$13,531	$—	$871,044
Assets held for sale	—	—	—	160,023	160,023
All other assets	—	—	—	2,809,874	2,809,874
Total assets					$3,840,941

	December 30, 2023
	U.S.	International	Other	Unallocated	Total Assets
Assets:
Inventories	$806,347	$150,083	$—	$—	$956,430
Assets held for sale	—	—	—	1,564,283	1,564,283
All other assets	—	—	—	3,119,601	3,119,601
Total assets					$5,640,314

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Depreciation and amortization expense:
U.S.	$48,132	$45,985	$44,005
International	11,029	10,643	12,314
	59,161	56,628	56,319
Corporate	19,919	23,326	23,067
Total depreciation and amortization expense	$79,080	$79,954	$79,386
Sales to Walmart, Amazon and Target were substantially in the U.S. segment and represented 24%, 13% and 11% of total net sales in 2024, respectively, 24%, 10% and 12% in 2023, respectively, and 23%, 10% and 10% in 2022, respectively.
(22)    Geographic Area Information

	Years Ended or at
	December 28, 2024		December 30, 2023		December 31, 2022
	Sales	Property, Net	Sales	Property, Net	Sales	Property, Net
Americas	$2,743,054	$111,918	$2,844,488	$264,750	$2,956,287	$292,071
Asia Pacific	667,069	76,341	680,792	88,285	756,648	83,069
Europe	5,625	—	17,216	—	41,833	29
Other	91,690	—	96,890	—	108,041	—
	$3,507,438	$188,259	$3,639,386	$353,035	$3,862,809	$375,169
Net sales in the United States were $2,597,777, $2,690,485, and $2,810,487 in 2024, 2023 and 2022, respectively, and property, (net) in the United States were $28,046, $65,117, and $81,056 in 2024, 2023 and 2022, respectively.
The net sales by geographic region are attributed by customer location. The property by geographic region includes assets held and used, which are recognized within the “Property, net” line in the Consolidated Balance Sheets.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)
(23)    Quarterly Financial Data (Unaudited)
The following table presents the summarized unaudited quarterly financial data of the Company for each of the quarters in the years ended December 28, 2024 and December 30, 2023.

	Quarters Ended
	March 30, 2024	June 29, 2024	September 28, 2024	December 28, 2024
Net sales	$744,675	$973,927	$900,367	$888,469
Cost of sales	447,242	675,584	526,890	498,198
Gross profit	297,433	298,343	373,477	390,271
Selling, general and administrative expenses	262,019	361,546	279,440	270,571
Operating profit (loss)	35,414	(63,203)	94,037	119,700
Other expenses	9,062	10,616	9,343	18,420
Interest expense, net	50,583	50,279	48,542	46,497
Income (loss) from continuing operations before income taxes	(24,231)	(124,098)	36,152	54,783
Income tax expense	8,571	11,485	11,430	9,115
Income (loss) from continuing operations	(32,802)	(135,583)	24,722	45,668
Income (loss) from discontinued operations, net of tax	(6,320)	(162,797)	5,229	(58,548)
Net income (loss)	$(39,122)	$(298,380)	$29,951	$(12,880)

Earnings (loss) per share - basic:
Continuing operations	$(0.09)	$(0.39)	$0.07	$0.13
Discontinued operations	(0.02)	(0.46)	0.01	(0.17)
Net income (loss)	$(0.11)	$(0.85)	$0.09	$(0.04)

Earnings (loss) per share - diluted:
Continuing operations	$(0.09)	$(0.39)	$0.07	$0.13
Discontinued operations	(0.02)	(0.46)	0.01	(0.16)
Net income (loss)	$(0.11)	$(0.85)	$0.08	$(0.04)

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(amounts in thousands, except per share data)

	Quarters Ended
	April 1, 2023	July 1, 2023	September 30, 2023	December 30, 2023
Net sales	$849,314	$1,013,176	$926,613	$850,283
Cost of sales	580,930	666,168	591,708	508,690
Gross profit	268,384	347,008	334,905	341,593
Selling, general and administrative expenses	243,848	277,220	257,390	247,154
Operating profit	24,536	69,788	77,515	94,439
Other expenses	14,709	7,046	8,911	7,095
Interest expense, net	45,209	58,679	56,614	53,685
Income (loss) from continuing operations before income taxes	(35,382)	4,063	11,990	33,659
Income tax expense (benefit)	16,180	12,826	21,280	(65,104)
Income (loss) from continuing operations	(51,562)	(8,763)	(9,290)	98,763
Income (loss) from discontinued operations, net of tax	17,158	(13,701)	(29,509)	(20,822)
Net income (loss)	$(34,404)	$(22,464)	$(38,799)	$77,941

Earnings (loss) per share - basic:
Continuing operations	$(0.15)	$(0.03)	$(0.03)	$0.28
Discontinued operations	0.05	(0.04)	(0.08)	(0.06)
Net income (loss)	$(0.10)	$(0.06)	$(0.11)	$0.22

Earnings (loss) per share - diluted:
Continuing operations	$(0.15)	$(0.03)	$(0.03)	$0.28
Discontinued operations	0.05	(0.04)	(0.08)	(0.06)
Net income (loss)	$(0.10)	$(0.06)	$(0.11)	$0.22