Form 10-Q
period 2025-03-29
Hanesbrands Inc.
filed 2025-05-08
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-32891

Hanesbrands Inc.
(Exact name of registrant as specified in its charter)

Maryland		20-3552316
(State of incorporation)		(I.R.S. employer identification no.)

101 North Cherry Street
Winston-Salem,	North Carolina	27101
(Address of principal executive offices)		(Zip code)
(336) 519-8080
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.01	HBI	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2025, there were 353,639,601 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “could,” “will,” “expect,” “outlook,” “potential,” “project,” “estimate,” “future,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results are forward-looking statements and are inherently subject to risks and uncertainties that could cause actual results to differ materially from those implied or expressed by such statements. These risks and uncertainties include, but are not limited to: trends associated with our business; our ability to successfully implement our strategic plans, including our supply chain restructuring and consolidation and other cost savings initiatives; the rapidly changing retail environment and the level of consumer demand; the effects of any geopolitical conflicts (including the ongoing Russia-Ukraine conflict and Middle East conflicts) or public health emergencies or severe global health crises, including effects on consumer spending, global supply chains, critical supply routes and the financial markets; our ability to deleverage on the anticipated time frame or at all; any inadequacy, interruption, integration failure or security failure with respect to our information technology; future intangible assets or goodwill impairment due to changes in our business, market condition or other factors; significant fluctuations in foreign exchange rates; legal, regulatory, political and economic risks related to our international operations, including the imposition of or changes in duties, taxes, tariffs and other charges impacting our products or supply chain, or the threat thereof; our ability to effectively manage our complex international tax structure; and our future financial performance. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements. Such statements speak only as of the date when made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 28, 2024, under the caption “Risk Factors”, and available on the “Investors” section of our corporate website, www.Hanes.com/investors. The contents of our corporate website are not incorporated by reference in this Quarterly Report on Form 10-Q.

PART I

Item 1.	Financial Statements

HANESBRANDS INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarters Ended
	March 29, 2025	March 30, 2024
Net sales	$760,148	$744,675
Cost of sales	443,448	447,242
Gross profit	316,700	297,433
Selling, general and administrative expenses	236,792	262,019
Operating profit	79,908	35,414
Other expenses	17,272	9,062
Interest expense, net	43,319	50,583
Income (loss) from continuing operations before income taxes	19,317	(24,231)
Income tax expense	5,171	8,571
Income (loss) from continuing operations	14,146	(32,802)
Loss from discontinued operations, net of tax	(23,602)	(6,320)
Net loss	$(9,456)	$(39,122)

Earnings (loss) per share - basic:
Continuing operations	$0.04	$(0.09)
Discontinued operations	(0.07)	(0.02)
Net loss	$(0.03)	$(0.11)

Earnings (loss) per share - diluted:
Continuing operations	$0.04	$(0.09)
Discontinued operations	(0.07)	(0.02)
Net loss	$(0.03)	$(0.11)

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Quarters Ended
	March 29, 2025	March 30, 2024
Net loss	$(9,456)	$(39,122)
Other comprehensive income (loss):
Translation adjustments	11,102	(58,020)
Unrealized gain (loss) on qualifying cash flow hedges, net of tax of $168 and $(891), respectively	(39)	10,244
Unrecognized income from pension and postretirement plans, net of tax of $121 and $203, respectively	3,700	4,214
Total other comprehensive income (loss)	14,763	(43,562)
Comprehensive income (loss)	$5,307	$(82,684)

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 29, 2025	December 28, 2024	March 30, 2024
Assets
Cash and cash equivalents	$175,940	$214,854	$176,003
Trade accounts receivable, net	342,051	376,195	398,524
Inventories	977,302	871,044	1,031,655
Other current assets	143,102	152,853	124,208
Current assets held for sale	75,872	100,430	593,324
Total current assets	1,714,267	1,715,376	2,323,714
Property, net	191,103	188,259	339,620
Right-of-use assets	231,823	222,759	249,840
Trademarks and other identifiable intangibles, net	889,850	886,264	926,678
Goodwill	640,568	638,370	649,135
Deferred tax assets	4,989	13,591	10,703
Other noncurrent assets	127,040	116,729	136,410
Noncurrent assets held for sale	21,590	59,593	953,576
Total assets	$3,821,230	$3,840,941	$5,589,676

Liabilities and Stockholders’ Equity
Accounts payable	$581,034	$593,377	$669,269
Accrued liabilities	371,238	452,940	407,916
Lease liabilities	66,158	64,233	59,145
Accounts Receivable Securitization Facility	4,000	95,000	17,500
Current portion of long-term debt	21,000	—	44,250
Current liabilities held for sale	63,646	42,990	261,359
Total current liabilities	1,107,076	1,248,540	1,459,439
Long-term debt	2,322,065	2,186,057	3,237,419
Lease liabilities - noncurrent	216,802	206,124	216,501
Pension and postretirement benefits	62,469	66,171	94,211
Other noncurrent liabilities	56,396	67,452	105,677
Noncurrent liabilities held for sale	12,976	32,587	138,255
Total liabilities	3,777,784	3,806,931	5,251,502

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding —353,635,274, 352,541,826 and 351,562,227, respectively	3,536	3,525	3,515
Additional paid-in capital	377,221	373,213	354,760
Retained earnings	225,148	234,494	515,772
Accumulated other comprehensive loss	(562,459)	(577,222)	(535,873)
Total stockholders’ equity	43,446	34,010	338,174
Total liabilities and stockholders’ equity	$3,821,230	$3,840,941	$5,589,676

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 28, 2024	352,542	$3,525	$373,213	$234,494	$(577,222)	$34,010
Net loss	—	—	—	(9,456)	—	(9,456)
Other comprehensive income	—	—	—	—	14,763	14,763
Stock-based compensation	—	—	6,019	—	—	6,019
Vesting of restricted stock units and other	1,093	11	(2,011)	110	—	(1,890)
Balances at March 29, 2025	353,635	$3,536	$377,221	$225,148	$(562,459)	$43,446

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 30, 2023	350,138	$3,501	$353,367	$554,796	$(492,311)	$419,353
Net loss	—	—	—	(39,122)	—	(39,122)
Other comprehensive loss	—	—	—	—	(43,562)	(43,562)
Stock-based compensation	—	—	4,112	—	—	4,112
Vesting of restricted stock units and other	1,424	14	(2,719)	98	—	(2,607)
Balances at March 30, 2024	351,562	$3,515	$354,760	$515,772	$(535,873)	$338,174
See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Quarters Ended
	March 29, 2025(1)	March 30, 2024(1)
Operating activities:
Net loss	$(9,456)	$(39,122)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	7,358	17,674
Amortization of acquisition intangibles	1,839	4,103
Other amortization	1,797	3,299
Loss on extinguishment of debt	9,293	—
Loss on sale of businesses and classification of assets held for sale	4,962	—
Amortization of debt issuance costs and debt discount	1,879	2,544
Other	11,953	(2,381)
Changes in assets and liabilities:
Accounts receivable	32,613	(3,294)
Inventories	(93,799)	(59,379)
Accounts payable	16,066	103,065
Other assets and liabilities	(92,688)	(338)
Net cash from operating activities	(108,183)	26,171
Investing activities:
Capital expenditures	(11,245)	(20,257)
Proceeds from sales of assets	152	28
Proceeds from disposition of businesses	28,669	—
Net cash from investing activities	17,576	(20,229)
Financing activities:
Borrowings on Term Loan Facilities	1,500,000	—
Repayments on Term Loan Facilities	(703,267)	(14,750)
Borrowings on Accounts Receivable Securitization Facility	290,000	513,500
Repayments on Accounts Receivable Securitization Facility	(381,000)	(502,000)
Borrowings on Revolving Loan Facilities	931,000	316,000
Repayments on Revolving Loan Facilities	(661,500)	(316,000)
Repayments on Senior Notes	(900,000)	—
Payments to amend and refinance credit facilities	(21,808)	(178)
Other	(2,370)	(4,031)
Net cash from financing activities	51,055	(7,459)
Effect of changes in foreign exchange rates on cash	638	(12,768)
Change in cash and cash equivalents	(38,914)	(14,285)
Cash and cash equivalents at beginning of year	215,354	205,501
Cash and cash equivalents at end of period	$176,440	$191,216

Balances included in the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$175,940	$176,003
Cash and cash equivalents included in current assets held for sale	500	15,213
Cash and cash equivalents at end of period	$176,440	$191,216
(1)The cash flows related to discontinued operations have not been segregated and remain included in the major classes of assets and liabilities. Accordingly, the Condensed Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.
Capital expenditures included in accounts payable at March 29, 2025 and December 28, 2024 were $5,744 and $6,231, respectively.
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
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year or any future period.
Discontinued Operations
In 2024, the Company reached the decision to exit the global Champion business, U.S.-based outlet store business and the Champion Japan business. The Company determined these businesses represent multiple components of a single strategic plan that met held-for-sale and discontinued operations accounting criteria in 2024. Accordingly, the Company began to separately report the results of these businesses as discontinued operations in its Condensed Consolidated Statements of Operations and to present the related assets and liabilities as held for sale in its Condensed Consolidated Balance Sheets. These changes have been applied to all periods presented.
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
Reclassifications
Certain prior year amounts in the Condensed Consolidated Statements of Cash Flows and in Note “Business Segment Information” have been reclassified to conform with the current year presentation.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(2)    Recent Accounting Pronouncements
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which is intended to enhance transparency into the nature and function of expenses. The new accounting rules require that on an annual and interim basis, entities disclose disaggregated operating expense information about specific categories, including purchases of inventory, employee compensation, depreciation, amortization and selling expense. In January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date which clarifies the initial effective date for non-calendar year-end entities. The new accounting rules will be effective for the Company beginning with the annual period of 2027 and interim periods beginning in 2028. Early adoption is permitted. This ASU can be adopted either (i) prospectively to financial statements issued for reporting periods after the effective date of the ASU or (ii) retrospectively to any or all prior reporting periods presented in the financial statements. While the new accounting rules will not have any impact on the Company’s financial condition, results of operations or cash flows, the adoption of the new accounting rules will result in additional disclosures. The Company is currently assessing the impact of this guidance on its disclosures.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The new accounting rules on income tax disclosures require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit as separated between domestic and foreign and (3) income tax expense or benefit from continuing operations as separated by federal, state, and foreign. The new accounting rules also require entities to disclose their income tax payments to federal, state and local jurisdictions, and international, among other changes. The new accounting rules will be effective for the Company for the annual periods beginning in 2025 and should be applied on a prospective basis, but retrospective application is permitted. Early adoption is permitted. While the new accounting rules will not have any impact on the Company’s financial condition, results of operations or cash flows, the adoption of the new accounting rules will result in additional disclosures. The Company is currently assessing the impact of this guidance on its disclosures.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(3)    Assets and Liabilities of Businesses Held for Sale
Assets and liabilities of businesses classified as held for sale in the Condensed Consolidated Balance Sheets consist of the following:

	March 29, 2025	December 28, 2024	March 30, 2024
Global Champion business - discontinued operations	$—	$38,841	$499,619
Champion Japan business - discontinued operations	75,872	61,589	68,491
U.S.-based outlet store business - discontinued operations	—	—	25,214
Current assets held for sale	$75,872	$100,430	$593,324

Global Champion business - discontinued operations	$—	$31,935	$905,349
Champion Japan business - discontinued operations	21,590	27,658	30,469
U.S.-based outlet store business - discontinued operations	—	—	17,758
Noncurrent assets held for sale	$21,590	$59,593	$953,576

Global Champion business - discontinued operations	$—	$10,716	$220,843
Champion Japan business - discontinued operations	63,646	32,274	33,063
U.S.-based outlet store business - discontinued operations	—	—	7,453
Current liabilities held for sale	$63,646	$42,990	$261,359

Global Champion business - discontinued operations	$—	$11,488	$110,455
Champion Japan business - discontinued operations	12,976	21,099	21,885
U.S.-based outlet store business - discontinued operations	—	—	5,915
Noncurrent liabilities held for sale	$12,976	$32,587	$138,255
Discontinued Operations
In 2024, the Company determined that the exit of the global Champion business, U.S.-based outlet store business and the Champion Japan business represent multiple components of a single strategic plan that met held-for-sale and discontinued operations accounting criteria and began to separately report the results of these businesses as discontinued operations in its Condensed Consolidated Statements of Operations and to present the related assets and liabilities as held for sale in its Condensed Consolidated Balance Sheets. The Company completed the exit of the U.S.-based outlet store business in July 2024 and completed the sale of the intellectual property and certain operating assets of the global Champion business in the fourth quarter of 2024 on September 30, 2024 (“Initial Closing”). The Company continued to operate the Champion business in certain sectors and geographies through a transition period that ended on January 31, 2025 (“Deferred Business”). On January 31, 2025, the Company completed the sale of the Deferred Business (“Deferred Closing”). In December 2024, the Company finalized plans to exit the Champion Japan business and expects to complete the sale of the business within the current fiscal year. The results of these businesses are reported in the “Loss from discontinued operations” line in the Condensed Consolidated Statements of Operations. In addition, certain expenses related to the operations of the global Champion business, the U.S.-based outlet store business and the Champion Japan business were included in general corporate expenses, restructuring and other action-related charges and amortization of intangibles, which were previously excluded from segment operating profit, and have been reclassified to discontinued operations in 2024. These changes have been applied to all periods presented.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Global Champion Business
In the second quarter of 2024, the Company announced that it had reached an agreement to sell the intellectual property and certain operating assets of the global Champion business to Authentic Brands Group LLC (“Authentic”). Pursuant to the agreement, as amended, the Company completed Initial Closing for the sale of the intellectual property and certain operating assets of the global Champion business to Authentic in the fourth quarter of 2024 on September 30, 2024 in exchange for gross cash proceeds of $857,450 and a receivable of $12,162, of which $1,956 was received during the quarter ended March 29, 2025. In addition, the Company has the potential to receive additional contingent cash consideration of up to $300,000 pursuant to the agreement. The Company continued to operate the Champion business in certain sectors and geographies through a transition period that ended on January 31, 2025 (the “Deferred Business”). On January 31, 2025, the Company completed the Deferred Closing for the sale of the Deferred Business. The Company continued certain sales from its supply chain to Authentic and the applicable service recipients on a transitional basis after the sale of the business under a manufacturing and supply agreement that was signed as part of closing the transaction. Additionally, the Company entered into a transitional services agreement pursuant to which the Company provided transitional services including information technology, human resources, finance and accounting services. The Company will continue to provide these services to Authentic and the applicable service recipients over a period of approximately 12 months. The sales and the related profit are included in continuing operations in the Condensed Consolidated Statements of Operations and in Other in Note “Business Segment Information”. The related receivables from Authentic or the applicable service recipients are included in “Trade accounts receivable, net” and “Other current assets” in the Condensed Consolidated Balance Sheets for all periods presented.
On January 31, 2025, the Company completed the Deferred Closing and received gross cash proceeds of $31,020 inclusive of fee reimbursements and other adjustments resulting in net cash proceeds of $29,713. During the quarter ended March 29, 2025, the Company recognized a loss of $4,962 as the Company finalized the Deferred Close and adjusted the loss for post-close working capital adjustments. This loss was recorded in “Loss on sale of business and classification of assets held for sale” within discontinued operations.
The following table reconciles the net proceeds received from the Deferred Closing, which are reported in the “Proceeds from disposition of businesses” line within investing activities in the Condensed Consolidated Statements of Cash Flows, to the loss recognized on the global Champion business, which is reported in the “Loss on sale of business and classification of assets held for sale” line within operating activities in the Condensed Consolidated Statements of Cash Flows:

Quarter Ended March 29, 2025
Net cash proceeds received	$29,713
Less: Net carrying value of deferred businesses	(29,528)
Less: Working capital adjustments	(5,147)
Loss on global Champion business	$(4,962)
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
U.S.-Based Outlet Store Business
In the second quarter of 2024, the Company began actively marketing its U.S.-based outlet store business to prospective buyers. In July 2024, the Company entered into a purchase agreement with Restore Capital (HCR Stores), LLC (“Restore”), an affiliate of Hilco Merchant Resources, LLC, and completed the exit of the U.S.-based outlet store business. Under the purchase agreement, the Company paid Restore $12,000 at closing and an additional $3,000 in January 2025 and to provide certain inventory to Restore, in exchange for Restore agreeing to assume the operations and certain liabilities of the Company’s U.S.-based outlet store business. As of March 29, 2025, the Company had a valuation allowance of $470 for the full balance of the remaining inventory that had not yet been transferred to Restore. The remaining inventory balance as of March 29, 2025 is reflected in the “Inventories” line and the offsetting valuation allowance is reflected in the “Valuation allowance - U.S.-based outlet store business” line in the “Assets and liabilities of the discontinued operations of the global Champion, U.S.-based outlet store and Champion Japan businesses” table below. The agreement with Restore did not include Champion-branded U.S. retail stores, which were addressed in accordance with the purchase agreement governing the sale of the global Champion business to Authentic.
The operations of the U.S.-based outlet store business were reported in Other in Note “Business Segment Information” prior to its reclassification to discontinued operations.
Champion Japan Business
The sale of the intellectual property and certain operating assets of the global Champion business, which occurred in the fourth quarter of 2024, excluded the Champion Japan business. In December 2024, the Company finalized plans to exit the Champion Japan business and expects to complete the sale of the business within the current fiscal year. The Company determined that the exit of the Champion Japan business represented a component of the single strategic plan that included the global Champion and U.S.-based outlet store businesses, which met held-for-sale and discontinued operations accounting criteria in 2024. Accordingly, the Company began to separately report the results of Champion Japan business as discontinued operations in its Condensed Consolidated Statements of Operations and to present the related assets and liabilities as held for sale in its Condensed Consolidated Balance Sheets in the fourth quarter of 2024. These changes have been applied to all periods presented. The Company will continue to operate the Champion Japan business as a licensee of Authentic pursuant to the terms of a license agreement entered into at the Initial Closing until the sale of the Champion Japan business is completed. The operations of the Champion Japan business were previously reported in the International segment.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Financial Results of Discontinued Operations
The operating results of discontinued operations only reflect revenues and expenses that are directly attributable to the global Champion, U.S.-based outlet store and Champion Japan businesses (the “Discontinued Operations”) that have been eliminated from continuing operations. Discontinued operations does not include any allocation of corporate overhead expense. The Company allocated interest expense to discontinued operations of approximately $223 and $18,057 in the quarters ended March 29, 2025 and March 30, 2024, respectively, resulting from the requirement to pay down a portion of the Company’s outstanding term debt under the Senior Secured Credit Facility with the net proceeds from the sale of the global Champion business. Interest expense was allocated to the global Champion business on a pro-rata basis for the expected amount of debt required to be repaid under the Senior Secured Credit Facility, compared to the total outstanding term debt subject to the repayment requirement. There was no interest allocated to the discontinued operations of the U.S.-based outlet store business or the Champion Japan business. The key components of the operating results of the Discontinued Operations are as follows:

	Quarters Ended
	March 29, 2025	March 30, 2024
Net sales	$37,985	$411,526
Cost of sales	35,512	248,032
Gross profit	2,473	163,494
Selling, general and administrative expenses	19,965	146,802
Loss on sale of businesses and classification of assets held for sale	4,962	—
Operating income (loss)	(22,454)	16,692
Other expenses	190	209
Interest expense, net	339	16,106
Income (loss) from discontinued operations before income taxes	(22,983)	377
Income tax expense	619	6,697
Loss from discontinued operations, net of tax	$(23,602)	$(6,320)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Assets and liabilities of discontinued operations of the global Champion, U.S.-based outlet store and Champion Japan businesses classified as held for sale in the Condensed Consolidated Balance Sheets as of March 29, 2025, December 28, 2024 and March 30, 2024 consist of the following:

	March 29, 2025	December 28, 2024	March 30, 2024
Cash and cash equivalents	$500	$500	$15,213
Trade accounts receivable, net	35,439	32,122	157,155
Inventories	26,322	63,058	387,654
Other current assets	14,081	14,681	33,302
Valuation allowance - Global Champion Business Deferred Closing	—	(8,554)	—
Valuation allowance - U.S.-based outlet store business	(470)	(1,377)	—
Current assets held for sale - discontinued operations	75,872	100,430	593,324
Property, net	1,506	10,585	58,469
Right-of-use assets	10,255	39,137	149,472
Trademarks and other identifiable intangibles, net	—	273	270,632
Goodwill	5,128	4,907	450,723
Deferred tax assets	—	—	10,300
Other noncurrent assets	4,701	4,691	13,980
Noncurrent assets held for sale - discontinued operations	21,590	59,593	953,576
Total assets of discontinued operations	$97,462	$160,023	$1,546,900
Accounts payable	$45,242	$15,139	$147,029
Accrued liabilities	14,323	14,640	69,608
Lease liabilities	4,081	13,211	44,722
Current liabilities held for sale - discontinued operations	63,646	42,990	261,359
Lease liabilities - noncurrent	4,751	24,771	111,649
Pension and postretirement benefits	5,264	4,983	5,921
Other noncurrent liabilities	2,961	2,833	20,685
Noncurrent liabilities held for sale - discontinued operations	12,976	32,587	138,255
Total liabilities of discontinued operations	$76,622	$75,577	$399,614
The cash flows related to the discontinued operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows. The following table presents cash flow and non-cash information for the Discontinued Operations:

	Quarters Ended
	March 29, 2025	March 30, 2024
Depreciation	$—	$3,362
Amortization	$—	$2,732
Capital expenditures	$—	$1,589
Loss on sale of businesses and classification of assets held for sale	$4,962	$—
Capital expenditures included in accounts payable at end of period	$—	$600

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(4)    Revenue Recognition
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Quarters Ended
	March 29, 2025	March 30, 2024
Wholesale	$626,698	$633,663
Owned retail stores and websites	105,496	110,635
Other	27,954	377
Total net sales	$760,148	$744,675
Revenue Sources
Wholesale Revenue
Wholesale revenue is primarily generated by sales of the Company’s products to retailers to support their brick-and-mortar operations and e-commerce platforms. Wholesale revenue also includes royalty revenue from license agreements which the Company earns through license agreements with manufacturers of other consumer products that incorporate certain of the Company’s brands. The Company accrues revenue earned under these contracts based upon reported sales from the licensees.
Owned Retail Stores and Website Revenue
Owned brick-and-mortar retail stores and website revenue is generated through sales driven directly by the consumer through company-operated stores and e-commerce platforms.
Other Revenue
Other revenue consists of short-term supply agreements and transition service agreements in support of the disposed businesses.
(5)    Stockholders’ Equity
Basic earnings (loss) per share was computed by dividing net income (loss) by the number of weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share was calculated to give effect to all potentially issuable dilutive shares of common stock using the treasury stock method. In the quarter ended March 30, 2024, all potentially dilutive securities were excluded from the diluted weighted average share calculation because the Company incurred a net loss in the period and their inclusion would be anti-dilutive.
The weighted average number of shares used in the basic and diluted earnings (loss) per share calculation is as follows:

	Quarters Ended
	March 29, 2025	March 30, 2024
Basic weighted average shares outstanding	353,468	351,576
Effect of potentially dilutive securities:
Restricted stock units	3,595	—
Employee stock purchase plan and other	5	—
Diluted weighted average shares outstanding	357,068	351,576

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The following securities were excluded from the diluted weighted average share calculation because their effect would be anti-dilutive:

	Quarters Ended
	March 29, 2025	March 30, 2024
Stock options	250	250
Restricted stock units	1,973	3,135
Employee stock purchase plan and other	—	3
On February 2, 2022, the Company’s Board of Directors approved a share repurchase program for up to $600,000 of shares to be repurchased in open market transactions or privately negotiated transactions, subject to market conditions, legal requirements and other factors. This program expired on December 28, 2024. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which allows the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the Company, the Company’s directors and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. The Company did not repurchase any shares under the program in the quarter ended March 30, 2024. While the Company’s Board of Directors has not approved a new share repurchase program, share repurchases and dividends are not prohibited under the Senior Secured Credit Facility, as amended. Share repurchases and the amount of any dividends, if declared, will be subject to the Company’s actual future earnings, capital requirements, regulatory restrictions, debt covenants, other contractual restrictions and to the discretion of the Company’s Board of Directors. The Company did not repurchase any shares in the quarter ended March 29, 2025. See Note “Debt” for additional information.
(6)    Inventories
Inventories consisted of the following:

	March 29, 2025	December 28, 2024	March 30, 2024
Raw materials	$50,469	$43,243	$50,314
Work in process	61,400	63,436	86,220
Finished goods	865,433	764,365	895,121
	$977,302	$871,044	$1,031,655

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
The Company sold total trade accounts receivable related to Company sponsored programs of $354,032 and $360,314 during the quarters ended March 29, 2025 and March 30, 2024, respectively, and removed the trade accounts receivable from the Company’s Condensed Consolidated Balance Sheets at the time of sale. As of March 29, 2025, December 28, 2024 and March 30, 2024, $344,396, $383,878 and $328,925, respectively, of the sold trade accounts receivable remain outstanding with the financial institutions as a result of the related servicing obligation. Collections of accounts receivable not yet submitted to the financial institutions are remitted within one week of collection and recognized within the “Accounts payable” line of the Condensed Consolidated Balance Sheets. As these funds are related to the ongoing service agreement and do not serve in a financing capacity, cash flows collected from customers and submitted to the financial institutions are recognized in the Condensed Consolidated Statements of Cash Flows as part of operating cash flows.
The Company recognized total funding fees of $4,770 and $6,085 during the quarters ended March 29, 2025 and March 30, 2024, respectively, for sales of trade accounts receivable to financial institutions and working capital programs in the “Other expenses” line in the Condensed Consolidated Statements of Operations.
Supplier Finance Program Obligations
The Company reviews supplier terms and conditions on an ongoing basis and has negotiated payment term extensions in recent years in connection with its efforts to effectively manage working capital and improve cash flow. Separate from these payment term extension actions noted above, the Company and certain financial institutions facilitate voluntary supplier finance programs that enable participating suppliers the ability to request payment of their invoices from the financial institutions earlier than the terms stated in the Company’s payment policy. The Company is not a party to the arrangements between the suppliers and the financial institutions and its obligations to suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ participation in the supplier finance programs. The Company’s payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. The Company has no economic interest in a supplier’s decision to participate in the supplier finance programs and has no financial impact in connection with the supplier finance programs. Accordingly, obligations under these programs continue to be trade payables and are not indicative of borrowing arrangements. As of March 29, 2025, December 28, 2024 and March 30, 2024, the amounts due to suppliers participating in supplier finance programs totaled $111,282, $106,543 and $125,929, respectively, which are included in the “Accounts Payable” line of the Condensed Consolidated Balance Sheets.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(8)    Debt
Debt consisted of the following:

	Interest Rate as of March 29, 2025	Principal Amount		Maturity Date
		March 29, 2025	December 28, 2024
Senior Secured Credit Facility:
Revolving Loan Facility	6.32%	$269,500	$—	March 2030
Term Loan A	6.32%	400,000	403,070	March 2030
Term Loan B	7.07%	1,100,000	300,197	March 2032
9.000% Senior Notes	9.00%	600,000	600,000	February 2031
4.875% Senior Notes	—%	—	900,000	-
Accounts Receivable Securitization Facility	6.14%	4,000	95,000	May 2025
		2,373,500	2,298,267
Less long-term debt issuance costs and debt discount		26,435	17,210
Less current maturities		25,000	95,000
		$2,322,065	$2,186,057
As of March 29, 2025 the Company’s primary financing arrangements were the Senior Secured Credit Facility, the 9.000% senior notes (the “9.000% Senior Notes”) and the accounts receivable securitization facility (the “ARS Facility”). The outstanding balances at March 29, 2025 and December 28, 2024 are reported in the “Accounts Receivable Securitization Facility”, “Current portion of long-term debt” and “Long-term debt” lines in the Condensed Consolidated Balance Sheets.
Debt Refinancing and Amendments
In the quarter ended March 29, 2025, the Company refinanced its debt structure to provide greater financial flexibility to invest in the Company’s growth strategy while focusing free cash flow on reducing debt. The refinancing of its Senior Secured Credit Facility provides for a $750,000 senior secured revolving credit facility maturing March 7, 2030 (the “Revolving Loan Facility”), a $400,000 senior secured term loan A facility maturing March 7, 2030 (the “Term Loan A Facility”), and a $1,100,000 senior secured term loan B facility maturing March 7, 2032 (the “Term Loan B Facility”).
The net proceeds from the Term Loan A Facility and the Term Loan B Facility, together with cash on hand, were used to redeem the Company’s outstanding 4.875% Senior Notes due 2026 in the original aggregate principal amount of $900,000, to refinance the Company’s existing senior secured credit facilities, and to pay related fees and expenses. The proceeds of the Revolving Loan Facility will be used for general corporate purposes and working capital needs.
In the quarter ended March 29, 2025, the redemption of the 4.875% Senior Notes required payment of a make-whole premium of $1,394 and the Company incurred non-cash charges of $7,669 for the write-off of unamortized debt issuance costs related to the refinancing of the Senior Secured Credit Facility. Additionally, the Company incurred fees of $18,072 related to the refinancing of the Senior Secured Credit Facility, of which $686 was charged to expense and $17,386 was capitalized as debt issuance costs. The Company also capitalized a debt discount of $2,750 related to the Term Loan B Facility. The capitalized debt issuance costs and debt discount will be amortized into interest expense over the respective terms of the debt instruments. The make-whole premium payment, debt issuance costs write-off and fees charged to expense resulted in a one-time charge of $9,749, which is reported in the “Other expenses” line in the Condensed Consolidated Statements of Operations. The cash payments for the make-whole premium and fees capitalized as debt issuance costs are reported in “Net cash from financing activities” in the Condensed Consolidated Statements of Cash Flows. The cash payments for third party and legal fees charged to expense are reported in “Net cash from operating activities” in the Condensed Consolidated Statements of Cash Flows.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The issue price of the Term Loan B Facility is equal to 99.75% of the aggregate principal. Borrowings under the Term Loan B Facility will bear interest based on the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.75%. Borrowings under the Revolving Loan Facility and the Term Loan A Facility will bear interest based on SOFR or the “base rate,” in each case, plus an applicable margin. The applicable margin for the Revolving Loan Facility and the Term Loan A Facility will initially be 2.00% in the case of SOFR-based loans and 1.00% in the case of base rate loans. Thereafter, such applicable margin is determined by reference to a pricing grid set forth in the Credit Agreement based on the Company’s Consolidated Net Total Leverage Ratio, ranging from a maximum of 2.00% in the case of SOFR-based loans and 1.00% in the case of base rate loans to a minimum of 1.25% in the case of SOFR-based loans and 0.25% in the case of base rate loans. In addition, the unused portion of the Revolving Credit Facility will be subject to a commitment fee, also determined by reference to the pricing grid, and ranging from a maximum of 0.30% to a minimum of 0.175%, based upon the Company’s then applicable Consolidated Net Total Leverage Ratio. Under the Revolving Loan Facility, up to $112.5 million of availability may be drawn in the form of letters of credit and up to $37.5 million of availability may be drawn in the form of swing line loans.
As a result of the 2025 refinancing, approximately 75% of the Company’s total debt outstanding as of March 29, 2025 bears interest at variable rates. On April 7, 2025, the Company entered into two interest rate swap agreements of $100,000 each, expiring April 7, 2027, to effectively fix a portion of the interest expense related to the variable rate debt.
The Credit Agreement contains financial covenants testing the Company’s leverage ratio and interest coverage ratio. The leverage ratio financial covenant requires that the Company maintain a leverage ratio of no greater than 5.00:1.00 for the quarters ending March 29, 2025 and June 28, 2025, stepping down to no greater than 4.50:1.00 for each quarter thereafter; provided that, at the Company’s option, such leverage ratio may be increased to 4.75:1.00 for any period of up to four consecutive fiscal quarters following certain acquisitions, subject to certain conditions. The minimum interest coverage ratio financial covenant requires that the Company maintain an interest coverage ratio of no less than 2.00:1.00 for the quarters ending March 29, 2025 and June 28, 2025, stepping down to 2.25:1.00 for each quarter thereafter. The financial covenants are tested with respect to the Revolving Loan Facility and the Term Loan A Facility, but not the Term Loan B Facility.
The Credit Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Events of default in the Credit Agreement include, among others: (a) the failure to pay when due the obligations owing thereunder, (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) certain defaults and accelerations under other indebtedness; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against the Company or any of its restricted subsidiaries; (f) any representation, warranty or statement made thereunder or under the ancillary loan documents and certain certificates being subsequently proven to be untrue in any material respect and such inaccuracy is adverse to the lenders; and (g) the occurrence of a Change of Control (as defined in the Credit Agreement). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Agreement and the ancillary loan documents.
Other Debt Related Activity
As of March 29, 2025, the Company had $477,293 of borrowing availability under the $750,000 Revolving Loan Facility after taking into account $3,207 of standby and trade letters of credit issued and outstanding under this facility.
The ARS Facility, which was entered into in November 2007, was amended in September 2024 at which time the quarterly fluctuating facility limit was reduced to $175,000 in the fourth quarter of 2024 and $125,000 thereafter until the expiration date in May 2025. ARS Facility borrowings are permitted only to the extent that the face value of the receivables in the collateral pool, net of applicable concentrations, reserves and other deductions, exceeds the outstanding loans. As of March 29, 2025, the quarterly fluctuating facility limit was $125,000, the maximum borrowing capacity was $65,979, and the Company had $61,979 of borrowing availability under the ARS Facility.
The Company had $4,421 of borrowing capacity under other international credit facilities after taking into account outstanding borrowings at March 29, 2025. The Company had $8,237 of international letters of credit outstanding at March 29, 2025. Available liquidity for other international credit facilities is reduced for any outstanding international letters of credit. The international letters of credit are not outstanding under any specific credit facility and do not reduce actual borrowing capacity under the specific credit facilities.

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
As of March 29, 2025, the Company was in compliance with all financial covenants under its credit facilities and other outstanding indebtedness. Under the terms of its Senior Secured Credit Facility, among other financial and non-financial covenants, the Company is required to maintain a minimum interest coverage ratio and a maximum leverage ratio as described above, each of which is defined in the Senior Secured Credit Facility. The method of calculating all the components used in the covenants is included in the Senior Secured Credit Facility.
(9)    Income Taxes
In the quarter ended March 29, 2025, income tax expense was $5,171 resulting in an effective income tax rate of 26.8% and in the quarter ended March 30, 2024, income tax expense was $8,571 resulting in an effective income tax rate of (35.4)%. The Company's effective tax rates for the quarters ended March 29, 2025 and March 30, 2024 primarily differ from the U.S. statutory rate due to valuation allowances against certain net deferred tax assets. Additionally, the Company had favorable discrete items of $1,558 for the quarter ended March 29, 2025 and minimal discrete items for the quarter ended March 30, 2024.
The Organization for Economic Co-operation and Development (the “OECD”), an international association of 38 countries including the U.S., has proposed changes to numerous long-standing tax principles, including a global minimum tax initiative. On December 12, 2022, the European Union member states agreed to implement the OECD’s Pillar 2 global corporate minimum tax rate of 15% on companies with revenues of at least $790,000, which went into effect in 2024. While there is uncertainty whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which the Company operates have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. The Company does not expect Pillar 2 to have a material impact on its effective tax rate or its consolidated results of operations, financial position and cash flows for 2025. The Company is continuing to monitor the developing laws of Pillar 2 and its potential impact on future periods.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

(10)    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at December 28, 2024	$(334,306)	$2,595	$(390,521)	$145,010	$(577,222)
Amounts reclassified from accumulated other comprehensive loss	—	350	3,594	154	4,098
Current-period other comprehensive income (loss) activity	11,102	(557)	(15)	135	10,665
Total other comprehensive income (loss)	11,102	(207)	3,579	289	14,763

Balance at March 29, 2025	$(323,204)	$2,388	$(386,942)	$145,299	$(562,459)

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at December 30, 2023	$(213,482)	$(5,967)	$(419,835)	$146,973	$(492,311)
Amounts reclassified from accumulated other comprehensive loss	—	(4,639)	3,929	1,032	322
Current-period other comprehensive income (loss) activity	(58,020)	15,774	82	(1,720)	(43,884)
Total other comprehensive income (loss)	(58,020)	11,135	4,011	(688)	(43,562)

Balance at March 30, 2024	$(271,502)	$5,168	$(415,824)	$146,285	$(535,873)

(1)Cumulative Translation Adjustment includes translation adjustments and net investment hedges. See Note “Financial Instruments and Risk Management” for additional disclosures about net investment hedges.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification from AOCI	Amount of Reclassification from AOCI into Net Income (Loss)
		Quarters Ended
		March 29, 2025	March 30, 2024
Gain on forward foreign exchange contracts designated as cash flow hedges	Cost of sales	$351	$1,589
	Income tax	(46)	(528)
	Loss from discontinued operations, net of tax	21	688
	Net of tax	326	1,749
Gain (loss) on interest rate contracts designated as cash flow hedges	Interest expense, net	(723)	2,096
	Income tax	—	—
	Net of tax	(723)	2,096
Amortization of deferred actuarial loss and prior service cost	Other expenses	(3,594)	(3,929)
	Income tax	(107)	(238)
	Net of tax	(3,701)	(4,167)
Total reclassifications		$(4,098)	$(322)
(11)    Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts and has used cross-currency swap contracts to manage its exposures to movements in foreign exchange rates primarily related to the Australian dollar, Mexican peso, and Canadian dollar and has used interest rate contracts to manage its exposures to movements in interest rates.

	Hedge Type	March 29, 2025	December 28, 2024
U.S. dollar equivalent notional amount of derivative instruments:
Forward foreign exchange contracts	Cash Flow and Mark to Market	$154,054	$154,310

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Fair Values of Derivative Instruments
The fair values of derivative instruments related to forward foreign exchange contracts and interest rate contracts recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		March 29, 2025	December 28, 2024
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	$2,130	$4,431
Forward foreign exchange contracts	Other noncurrent assets	47	361
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	2,092	3,941
Total derivative assets		4,269	8,733

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(235)	(41)
Forward foreign exchange contracts	Other noncurrent liabilities	(7)	—
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(112)	(20)
Total derivative liabilities		(354)	(61)

Net derivative assets		$3,915	$8,672
Cash Flow Hedges
The Company uses forward foreign exchange contracts and has used cross-currency swap contracts to reduce the effect of fluctuating foreign currencies on foreign currency-denominated transactions, foreign currency-denominated investments and other known foreign currency exposures. Gains and losses on these contracts are intended to offset losses and gains on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. The Company also used interest rate contracts to reduce the effect of the variability in future interest payments on variable-rate debt to lock in certainty of future cash flows.
In March 2023, the Company entered into an interest rate contract with a total notional amount of $900,000, which amortizes down to $600,000 on March 31, 2025. The Company designated this interest rate contract, which matures on March 31, 2026, to hedge the variability in contractually specified interest rates above 50 basis points associated with future interest payments on a portion of the Company’s variable-rate term loans to lock in certainty of future cash flows. In October 2024, in connection with the pay down of term debt related to the Initial Closing of the sale of the global Champion business, the Company terminated the interest rate contract, which had a remaining loss in AOCI of $4,155 on the termination date that will be amortized into earnings through the original contract maturity date of March 31, 2026. The Company had no interest rate contracts designated as cash flow hedges as of March 29, 2025.
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately $2,313. The Company is hedging exposure to the variability in future foreign currency-denominated cash flows for forecasted transactions over the next 16 months. The Company also expects the amortization of AOCI related to the interest rate contract over the next 12 months.
The effect of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
	Quarters Ended
	March 29, 2025	March 30, 2024
Forward foreign exchange contracts	$(557)	$5,499
Interest rate contracts	—	10,275
Total	$(557)	$15,774

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Location of Gain (Loss) Reclassified from AOCI	Amount of Gain (Loss) Reclassified from AOCI into Net Income (Loss)
		Quarters Ended
		March 29, 2025	March 30, 2024
Forward foreign exchange contracts(1)	Cost of sales	$351	$1,589
Forward foreign exchange contracts(1)	Loss from discontinued operations, net of tax	22	954
Interest rate contracts	Interest expense, net	(723)	2,096
Total		$(350)	$4,639

(1)The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value.
The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded:

	Quarters Ended
	March 29, 2025	March 30, 2024
Cost of sales	$443,448	$447,242
Selling, general and administrative expenses	$236,792	$262,019
Interest expense, net	$43,319	$50,583
Loss from discontinued operations, net of tax	$(23,602)	$(6,320)
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
In July 2019, the Company also designated the full amount of its 3.5% Senior Notes with a carrying value of €500,000, which was a nonderivative financial instrument, as a hedge of a portion of the beginning balance of the Company’s European net investment. As of April 1, 2021, the Company reduced the amount of its 3.5% Senior Notes designated in the European net investment hedge from €500,000 to €200,000. In February 2023, in connection with the redemption of the 3.5% Senior Notes, the Company de-designated the remainder of the 3.5% Senior Notes in the European net investment hedge and unwound these cross-currency swap contracts. Upon settlement, there was a cumulative gain of $5,525 from the designated portion of the 3.5% Senior Notes and a cumulative gain of $19,001 from the cross-currency swap contracts that has remained in cumulative translation adjustment, a component of AOCI. Both have been released into earnings at the completion of the Initial Closing of the global Champion business in the fourth quarter of 2024. The Company had no derivative or nonderivative financial instruments designated as net investment hedges as of March 29, 2025 or December 28, 2024.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The effect of derivative instruments not designated as hedges on the Condensed Consolidated Statements of Operations is as follows:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Net Income (Loss)
		Quarters Ended
		March 29, 2025	March 30, 2024
Forward foreign exchange contracts	Cost of sales	$(4,207)	$1,555
Forward foreign exchange contracts	Loss from discontinued operations, net of tax	—	2,466
Total		$(4,207)	$4,021
(12)    Fair Value of Assets and Liabilities
As of March 29, 2025 and December 28, 2024, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to forward foreign exchange derivative contracts and deferred compensation plan liabilities. The fair values of forward foreign exchange derivative contracts are determined using the cash flows of the forward contracts, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plan liabilities is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value or disclosed on a quarterly recurring basis.
There were no changes during the quarter ended March 29, 2025 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of and during the quarter ended March 29, 2025, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis or non-recurring basis.
The following tables set forth by level within the fair value hierarchy of the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of March 29, 2025
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$4,269	$—	$4,269	$—
Forward foreign exchange contracts - liabilities	(354)	—	(354)	—
Total derivative contracts	3,915	—	3,915	—
Deferred compensation plan liability	(10,381)	—	(10,381)	—
Total	$(6,466)	$—	$(6,466)	$—

	Assets (Liabilities) at Fair Value as of December 28, 2024
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$8,733	$—	$8,733	$—
Forward foreign exchange contracts - liabilities	(61)	—	(61)	—
Total derivative contracts	8,672	—	8,672	—
Deferred compensation plan liability	(12,987)	—	(12,987)	—
Total	$(4,315)	$—	$(4,315)	$—

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximated fair value as of March 29, 2025 and December 28, 2024. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $18,257 and $21,120 as of March 29, 2025 and December 28, 2024, respectively. The fair value of debt, which is classified as a Level 2 liability, was $2,403,496 and $2,326,202 as of March 29, 2025 and December 28, 2024, respectively. Debt had a carrying value of $2,373,500 and $2,298,267 as of March 29, 2025 and December 28, 2024, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions.
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
Other consists of the Company’s sales related to short-term transition service agreements and support of disposed businesses. The Company’s U.S.-based outlet store business was also reflected in Other prior to its reclassification to discontinued operations in the second quarter of 2024 as discussed in Note “Assets and Liabilities of Businesses Held for Sale”. As a result of this reclassification, the results of the U.S.-based outlet store business are excluded from the segment information herein for all periods presented.
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
The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses, restructuring and other action-related charges and amortization of intangibles. The accounting policies of the segments are consistent with those described in Note “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 28, 2024.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Quarter Ended
	March 29, 2025
	U.S.	International	Total
Segment net sales	$536,225	$195,539	$731,764
Reconciliation of net sales:
Other net sales			28,384
Total net sales			760,148
Less(1):
Media, advertising and promotion	29,903	8,371	38,274
Distribution	40,148	16,684	56,832
Other segment costs(2)	354,005	147,991	501,996
Total segment operating profit	112,169	22,493	134,662
Reconciliation of operating profit:
Other profit			2,429
General corporate expenses			(52,438)
Restructuring and other action-related charges			(1,109)
Amortization of intangibles			(3,636)
Total operating profit			79,908
Other expenses			(17,272)
Interest expense, net			(43,319)
Income from continuing operations before income taxes			$19,317
(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)    Other segment costs include cost of sales, marketing, selling and other administrative expenses.

	Quarter Ended
	March 30, 2024
	U.S.	International	Total
Segment net sales	$543,891	$200,011	$743,902
Reconciliation of net sales:
Other net sales			773
Total net sales			744,675
Less(1):
Media, advertising and promotion	26,610	6,871	33,481
Distribution	40,771	16,960	57,731
Other segment costs(2)	378,247	159,379	537,626
Total segment operating profit	98,263	16,801	115,064
Reconciliation of segment operating profit (loss):
Other profit			681
General corporate expenses			(60,692)
Restructuring and other action-related charges			(14,969)
Amortization of intangibles			(4,670)
Total operating profit			35,414
Other expenses			(9,062)
Interest expense, net			(50,583)
Loss from continuing operations before income taxes			$(24,231)
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
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company incurred restructuring and other action-related charges that were reported in the following lines in the Condensed Consolidated Statements of Operations:

	Quarters Ended
	March 29, 2025	March 30, 2024
Cost of sales	$(300)	$203
Selling, general and administrative expenses	1,409	14,766
Total included in operating profit	1,109	14,969
Other expenses	9,979	—
Total included in income (loss) from continuing operations before income taxes	11,088	14,969
Income tax expense	—	—
Total restructuring and other action-related charges included in income (loss) from continuing operations	$11,088	$14,969
The components of restructuring and other action-related charges were as follows:

	Quarters Ended
	March 29, 2025	March 30, 2024
Restructuring and other action-related charges:
Professional services	$457	$671
Headcount actions and related severance	209	12,187
Supply chain restructuring and consolidation	(60)	2,107
Other	503	4
Total included in operating profit	1,109	14,969
Loss on extinguishment of debt included in other expenses	9,979	—
Total included in income (loss) from continuing operations before income taxes	11,088	14,969
Tax effect on actions	—	—
Total included in income tax expense	—	—
Total restructuring and other action-related charges included in income (loss) from continuing operations	$11,088	$14,969
As a result of and related to the sale of the global Champion business and the completed exit of the U.S.-based outlet store business, the Company began implementing significant restructuring and consolidation efforts in the second quarter of 2024 within its supply chain network, both manufacturing and distribution, as well as corporate cost and headcount reductions to align the Company’s network and improve its overall cost structure within continuing operations to drive stronger operating performance and margin expansion.
Restructuring and other action-related charges within operating profit were $1,109 and $14,969 in the quarters ended March 29, 2025 and March 30, 2024, respectively, as described in more detail below.
•Charges related to professional services primarily include consulting and advisory services related to restructuring activities including the Company’s cost transformation and technology modernization initiatives, which are reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations.
•The Company recognized headcount actions and related severance charges resulting from operating model initiatives which are primarily reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations.
•Supply chain restructuring and consolidation charges primarily related to charges and adjustments to headcount actions and related severance pertaining to restructuring and consolidation efforts within the Company’s supply chain network as well as charges for accelerated amortization of right of use assets for the leased facilities that the Company expects to exit before the end of the contractual lease term.
•The remaining restructuring and other action-related charges within operating profit are primarily associated with charges related to real estate initiatives pertaining to the Company’s corporate headquarters move and other restructuring and action-related charges.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
In the quarter ended March 29, 2025, the Company recorded charges totaling $9,979 in restructuring and other action-related charges related to the refinancing of the senior secured credit facility and redemption of its 4.875% Senior Notes. The charges, which are recorded in the “Other expenses” line in the Condensed Consolidated Statements of Operations, included a payment of $1,394 for a required make-whole premium related to the redemption of the 4.875% Senior Notes, charges for third party and legal fees of $686 related to the senior secured credit facility refinancing, and non-cash charges of $7,669 for the write-off of the related unamortized debt issuance costs. See Note “Debt” for additional information.
At December 28, 2024, the Company had an accrual of $42,175 for expected benefit payments related to actions taken in prior years. During the quarter ended March 29, 2025, the Company approved headcount actions of $330 which were recorded in the “Selling, general and administrative expenses” line, in the Condensed Consolidated Statements of Operations and included in the “Headcount actions and related severance” line in the restructuring and other action-related charges table above. During the quarter ended March 29, 2025, the Company made benefit payments and other adjustments of $14,541, resulting in an ending accrual of $27,964 which is included in the “Accrued liabilities” line of the Condensed Consolidated Balance Sheets at March 29, 2025.
The following table presents segment asset information as of March 29, 2025, December 28, 2024, and March 30, 2024:

	March 29, 2025	December 28, 2024	March 30, 2024
Assets - Inventories:
U.S.	$799,077	$711,323	$870,653
International	166,602	146,190	161,002
The following table presents segment depreciation and amortization expense information for the quarters ended March 29, 2025 and March 30, 2024:

	Quarters Ended
	March 29, 2025	March 30, 2024
Depreciation and amortization expense:
U.S.	$4,323	$10,610
International	2,562	2,615

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated interim financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 28, 2024, which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for the full year or any other future periods, and our actual results may differ materially from those expressed in or implied by the forward-looking statements as a result of various factors, including but not limited to those listed under Part I, Item 1A. “Risk Factors” and included elsewhere in our Annual Report on Form 10-K for the year ended December 28, 2024. In particular, among others, statements with respect to trends associated with our business, our key business strategies, our expectations regarding liquidity and our ability to maintain compliance with the covenants in our Senior Secured Credit Facility (as defined below) and our future financial performance included in this MD&A are forward-looking statements.
Overview
Hanesbrands Inc. (collectively with its subsidiaries, “we,” “us,” “our,” or the “Company”) is a socially responsible global leader in everyday iconic apparel with a mission to create a more comfortable world for every body. We operate across the Americas, Australia and Asia. We own a portfolio of some of the world’s most recognized apparel brands in the core basic and innerwear apparel categories, including Hanes, Bonds, Bali, Maidenform, Playtex, Bras N Things, Berlei, Wonderbra, Zorba, JMS/Just My Size and Comfortwash. We design, manufacture, source and sell a broad range of innerwear apparel, such as T-shirts, bras, panties, shapewear, underwear and socks, as well as other apparel products that are manufactured or sourced in our low-cost global supply chain. Our products are broadly distributed and available to consumers where, when and how they want to shop, including in mass merchants, mid-tier and department stores, specialty stores, company-owned retail stores as well as both retailer and company-owned e-commerce websites. Our portfolio of leading brands is designed to address the needs and wants of various consumer segments across a broad range of basic apparel products and our brands have strong consumer positioning that helps distinguish them from competitors.
Our Key Business Strategies
Our business strategy integrates our brand superiority, industry-leading innovation and low-cost global supply chain to provide higher value products while lowering production costs. We operate primarily in the global innerwear apparel category, along with smaller operations within other apparel categories. Our strategy is based on managing and growing our iconic brands through the three key principles of Simplify for Growth, Focus for Impact, and Continuously Improving to Win. By simplifying the portfolio, we continue to elevate these brands by delivering quality and value to our consumers through innovative brand and product experiences. We remain focused on the core product offerings while also expanding through innovation and new business opportunities for greater marketplace impact.
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
Over the last several years, we have experienced several unanticipated challenges, including significant cost inflation, market disruption and consumer-demand headwinds. Despite the challenging global operating environment, we have been able to balance the near-term management of the business with making the long-term investments necessary to execute our strategy and transform the Company. During this time, we have made meaningful progress on several of our strategic initiatives. We have pivoted our U.S. innerwear business back to gaining market share, which has been driven by the launch of new product innovation, increased marketing investments in our brands and improved on-shelf product availability. We have simplified our portfolio by selling our European Innerwear and U.S. Sheer Hosiery businesses.
In 2024, we reached the decision to exit the global Champion business, U.S.-based outlet store business and the Champion Japan business. We determined these businesses represent multiple components of a single strategic plan that met held-for-sale and discontinued operations accounting criteria in 2024. Accordingly, we began to separately report the results of these businesses as discontinued operations in our Condensed Consolidated Statements of Operations and to present the related assets and liabilities as held for sale in our Condensed Consolidated Balance sheets. These changes have been applied to all periods presented. Unless otherwise noted, discussion within this MD&A relates to continuing operations. See Note, “Assets and Liabilities of Businesses Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information about discontinued operations.
We seek to generate strong cash flow through effectively optimizing our capital structure and managing working capital levels. In January 2023, we shifted our capital allocation strategy to focus the use of all our free cash flow (cash from operations less capital expenditures) on reducing debt and bringing our leverage back to a range that is no greater than two to three times on a net debt-to-adjusted EBITDA basis. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, excluding restructuring and other action-related costs and certain other losses, charges and expenses. Net debt is defined as the total of current debt, long-term debt, and borrowings under the accounts receivable securitization facility (excluding long-term debt issuance costs) less other debt and cash adjustments and cash and cash equivalents.
Our Segments
In 2024 we realigned our segment reporting as a result of the sale of the global Champion business, as discussed in Note “Assets and Liabilities of Businesses Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q. While the global Champion business was reflected within all reportable segments prior to its reclassification to discontinued operations, the U.S. Champion business made up the majority of our former Activewear segment. Accordingly, the former Activewear segment has been eliminated and the segment information herein excludes the results of the global Champion business for all periods presented. As a result of the strategic shift and resulting reorganization, the chief executive officer, who is our chief operating decision maker, began reviewing all U.S. innerwear and U.S. activewear operations together as one U.S. operating segment. As a result of these changes, our operations are now managed and reported in two operating segments, each of which is a reportable segment for financial reporting purposes: U.S. and International. In December 2024, the Champion Japan business, which was previously reported within the International segment, was classified as held for sale and reflected as discontinued operations for all periods presented. Accordingly, the Champion Japan business has been excluded from the International segment information herein. These changes have been applied to all periods presented. These segments are organized and managed principally by geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms.
Other consists of short-term transition service agreements and support of disposed businesses. Our U.S.-based outlet store business was also reflected in Other prior to its reclassification to discontinued operations in the second quarter of 2024 as discussed in Note “Assets and Liabilities of Businesses Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q. As a result of this reclassification, the results of the U.S.-based outlet store business are excluded from the segment information herein for all periods presented.
Global Economy
The global macroeconomic pressures continue to impact our business operations and financial results, as described in more detail under “Condensed Consolidated Results of Operations - First Quarter Ended March 29, 2025 Compared with First Quarter Ended March 30, 2024” below, primarily through consumer-demand headwinds and elevated interest rates. Despite the challenging global operating environment, we have been able to balance near term management of the business with implementing changes to execute our strategy to simplify and position the Company for growth.
In April 2025, the U.S. imposed a new tariff and trade policy. The imposition of tariffs by the U.S. government and some trading partners, along with associated geopolitical tensions have created an uncertain environment for global trade. While we believe we are well positioned to navigate the current U.S. tariffs, countries may, in the future, adjust or impose new tariffs or other restrictions which may further affect our business and operations or could lead to further weakened business conditions for our industry. With continued uncertainty surrounding the geopolitical and trade environment, we continue to evaluate the impact of tariffs and other trade controls on our business and plan and implement actions to mitigate unfavorable impacts from tariffs and related risks. Such actions may include, among others, further cost reductions, pricing actions and pursuing incremental revenue opportunities created from tariff-related market disruptions.
The future impact of global macroeconomic pressures, including consumer demand headwinds, elevated interest rates and the imposition of tariffs and other trade controls remains highly uncertain, and our business and results of operations, including our net sales, earnings and cash flows, could be adversely impacted. See the related risk factors under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2024.
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
Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned rather than impulse basis, our sales are impacted by discretionary consumer spending trends. Discretionary spending is affected by many factors that are outside of our control, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, tariffs, taxation, energy prices, unemployment trends and other matters that influence consumer confidence and spending. Consumers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. As a result, consumers may choose to purchase fewer of our products, to purchase lower-priced products of our competitors in response to higher prices for our products or may choose not to purchase our products at prices that reflect our price increases that become effective from time to time.
Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, including cotton, dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Disruptions to the global supply chain due to factory closures, port congestion, transportation delays as well as labor and container shortages may negatively impact product availability, revenue growth and gross margins. We would work to mitigate the impact of global supply chain disruptions through a combination of cost savings and operating efficiencies, as well as pricing actions, which could have an adverse impact on demand. Costs incurred for materials and labor are capitalized into inventory and impact our results as the finished goods inventory is sold. In addition, a significant portion of our products are manufactured in countries other than the United States and declines in the value of the U.S. dollar may result in higher manufacturing costs. Increases in inflation may not be matched by growth in consumer income, which also could have a negative impact on spending.
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
Key Financial Results from the First Quarter Ended March 29, 2025
Key financial results are as follows:
•Total net sales in the first quarter of 2025 were $760 million, compared with $745 million in the same period of 2024, representing a 2% increase.
•Operating profit increased 126% to $80 million in the first quarter of 2025, compared with $35 million in the same period of 2024. As a percentage of sales, operating profit increased to 10.5% in the first quarter of 2025, compared to 4.8% in the same period of 2024.
•Diluted earnings per share from continuing operations was $0.04 in the first quarter of 2025 compared with diluted loss per share of $(0.09) in the same period of 2024.

Condensed Consolidated Results of Operations — First Quarter Ended March 29, 2025 Compared with First Quarter Ended March 30, 2024

	Quarters Ended
	March 29, 2025	March 30, 2024	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$760,148	$744,675	$15,473	2.1%
Cost of sales	443,448	447,242	(3,794)	(0.8)
Gross profit	316,700	297,433	19,267	6.5
Selling, general and administrative expenses	236,792	262,019	(25,227)	(9.6)
Operating profit	79,908	35,414	44,494	125.6
Other expenses	17,272	9,062	8,210	90.6
Interest expense, net	43,319	50,583	(7,264)	(14.4)
Income (loss) from continuing operations before income taxes	19,317	(24,231)	43,548	179.7
Income tax expense	5,171	8,571	(3,400)	(39.7)
Income (loss) from continuing operations	14,146	(32,802)	46,948	143.1
Loss from discontinued operations, net of tax	(23,602)	(6,320)	(17,282)	(273.4)
Net loss	$(9,456)	$(39,122)	$29,666	75.8%
Net Sales
Net sales increased 2% during the first quarter of 2025 compared to the first quarter of 2024 primarily due to sales related to short-term transition service agreements and support of disposed businesses in the first quarter of 2025, partially offset by the continued macro-driven slowdown impacting consumer spending and the unfavorable impact from foreign currency exchange rates in our International business of approximately $12 million.
Operating Profit
Operating profit as a percentage of net sales was 10.5% during the first quarter of 2025, representing an increase from 4.8% in the first quarter of 2024. The operating margin improvement primarily resulted from approximately 275 basis points from cost saving initiatives and disciplined expense management and approximately 140 basis points from the reduction in input costs. Additionally, a decrease in restructuring and other action-related charges included in operating profit to $1 million in the first quarter of 2025 compared to $15 million in the first quarter of 2024, resulted in a favorable impact to operating margin of approximately 190 basis points. The operating margin improvement was partially offset by approximately 50 basis point increase in planned, strategic brand investments.
Other Highlights
Other Expenses – Other expenses increased $8 million in the first quarter of 2025 compared to the first quarter of 2024 primarily due to charges of approximately $10 million as a result of the redemption of the 4.875% Senior Notes and refinancing of the Senior Secured Credit Facility in the first quarter of 2025. The charges included a payment of $1 million for a required make-whole premium related to the redemption of the 4.875% Senior Notes, third party and legal fees charged to expense of $1 million related to the Senior Secured Credit Facility refinancing, and non-cash charges of $8 million for the write-off of the related unamortized debt issuance costs. See Note “Debt” to our condensed consolidated interim financial statements included in our Quarterly Report on Form 10-Q for additional information. Other expenses also included higher pension expense in 2025 offset by lower funding fees in the first quarter of 2025 for sales of accounts receivable to financial institutions.
Interest Expense – Interest expense from continuing operations was $43 million and $51 million in the first quarters of 2025 and 2024, respectively, representing a decrease of approximately $7 million. Interest expense from continuing operations excludes $0.2 million and $18 million in the first quarter of 2025 and the first quarter of 2024, respectively, which was allocated to discontinued operations due to the requirement to pay down a portion of our outstanding term debt under the Senior Secured Credit Facility with the net proceeds from the sale of the global Champion business. Combined interest expense from continuing and discontinued operations decreased approximately $23 million in the first quarter of 2025 compared to the first quarter of 2024 primarily due to lower weighted average outstanding debt balances combined with a lower weighted average interest rate on our borrowings during the first quarter of 2025. Our combined weighted average interest rate, including the portion of interest expense that was allocated to discontinued operations, on our outstanding debt was 6.77% for the first quarter of 2025 compared to 7.66% for the first quarter of 2024.

Income Tax Expense – In the first quarter of 2025, income tax expense was $5 million, resulting in an effective income tax rate of 26.8% and in the first quarter of 2024, income tax expense was $9 million, resulting in an effective income tax rate of (35.4)%. Our effective tax rates for the first quarters of 2025 and 2024 primarily differ from the U.S. statutory rate due to valuation allowances against certain net deferred tax assets. Additionally, we had favorable discrete items of $2 million in the first quarter of 2025 and minimal discrete items in the first quarter of 2024.
Discontinued Operations – The results of our discontinued operations include the operations of our global Champion, U.S.-based outlet store business and the Champion Japan business, which we reached the decision to exit in 2024. See Note “Assets and Liabilities of Businesses Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information related to discontinued operations.
Operating Results by Business Segment — First Quarter Ended March 29, 2025 Compared with First Quarter Ended March 30, 2024

	Net Sales
	Quarters Ended
	March 29, 2025	March 30, 2024	Higher (Lower)	Percent Change
	(dollars in thousands)
U.S.	$536,225	$543,891	$(7,666)	(1.4)%
International	195,539	200,011	(4,472)	(2.2)
Other	28,384	773	27,611	3,571.9
Total	$760,148	$744,675	$15,473	2.1%

	Operating Profit and Margin
	Quarters Ended
	March 29, 2025		March 30, 2024		Higher (Lower)	Percent Change
	(dollars in thousands)
U.S.	$112,169	20.9%	$98,263	18.1%	$13,906	14.2%
International	22,493	11.5	16,801	8.4	5,692	33.9
Other	2,429	8.6	681	88.1	1,748	256.7
Corporate	(57,183)	NM	(80,331)	NM	23,148	28.8
Total	$79,908	10.5%	$35,414	4.8%	$44,494	125.6%
U.S.
U.S. net sales decreased 1% compared to the first quarter of 2024 primarily due to softer point-of-sale trends, stemming from the continued macroeconomic pressures in the U.S., primarily within our intimate apparel business, partially offset by growth in our basics and active apparel and new businesses including scrubs and loungewear products.
U.S. operating margin was 20.9%, an increase from 18.1% in the first quarter of 2024. The operating margin rate improvement primarily resulted from approximately 180 basis points from the reduction in input costs and approximately 95 basis points from favorable assortment management partially offset by approximately 70 basis point increase in strategic, planned brand investments.
International
Net sales in the International segment decreased 2% compared to the first quarter of 2024 due to unfavorable foreign currency exchange rates which was partially offset by growth in Australia and Asia. The unfavorable impact of foreign currency exchange rates decreased net sales by approximately $12 million in the first quarter of 2025. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, increased 4%. The impact of foreign currency exchange rates is calculated by applying prior period exchange rates to the current year financial results. We believe constant-currency information is useful to management and investors to facilitate comparison of operating results and better identify trends in our businesses.
International operating margin was 11.5%, an increase from 8.4% in the first quarter of 2024. The operating margin rate improvement primarily resulted from approximately 220 basis points from cost savings initiatives and disciplined expense management, approximately 150 basis points of favorable assortment management and approximately 50 basis points from the reduction in input costs partially offset by approximately 85 basis point increase in strategic, planned brand investments.

Other
Sales and operating results in the first quarter of 2025 primarily reflect short-term transition service agreements and support of disposed businesses. Sales and operating results in the first quarter of 2024 primarily reflect the U.S. Sheer Hosiery business support which was sold on September 29, 2023.
Corporate
Corporate expenses included in operating profit were lower in the first quarter of 2025 compared to the first quarter of 2024 primarily due to lower restructuring and other action-related charges.
Restructuring and other action-related charges within operating profit were $1 million and $15 million in the first quarters of 2025 and 2024, respectively, as described in more detail below.
•Charges related to professional services primarily include consulting and advisory services related to restructuring activities including cost transformation and technology modernization initiatives, which are reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations.
•Charges related to headcount actions and related severance resulting from operating model initiatives which are primarily reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations.
•Supply chain restructuring and consolidation charges primarily related to charges and adjustments to headcount actions and related severance pertaining to actions within our supply chain network as well as charges for accelerated amortization of right of use assets for the leased facilities that we expect to exit before the end of the contractual lease term.
•The remaining restructuring and other action-related charges within operating profit are primarily associated with charges related to real estate initiatives pertaining to our corporate headquarters move and other restructuring and action-related charges.
The components of restructuring and other action-related charges were as follows:

	Quarters Ended
	March 29, 2025	March 30, 2024
	(dollars in thousands)
Restructuring and other action-related charges:
Professional services	$457	$671
Headcount actions and related severance	209	12,187
Supply chain restructuring and consolidation	(60)	2,107
Other	503	4
Total included in operating profit	1,109	14,969
Loss on extinguishment of debt included in other expenses	9,979	—
Total included in income (loss) from continuing operations before income taxes	11,088	14,969
Tax effect on actions	—	—
Total included in income tax (expense) benefit	—	—
Total restructuring and other action-related charges included in income (loss) from continuing operations	$11,088	$14,969
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

Our primary financing arrangements are our Senior Secured Credit Facility, our 9.000% senior notes due in 2031 (the “9.000% Senior Notes”), and our accounts receivable securitization facility due in 2025 (the “ARS Facility”). The Senior Secured Credit Facility consists of a $750 million revolving loan facility due in 2030 (the “Revolving Loan Facility”), a senior secured term loan A facility due in 2030 (the “Term Loan A”), and a senior secured term loan B facility due in 2032 (the “Term Loan B”).
Our primary sources of liquidity are cash generated from global operations and cash available under our Revolving Loan Facility, our ARS Facility and our other international credit facilities.
We had the following borrowing capacity and available liquidity under our credit facilities as of March 29, 2025:

	As of March 29, 2025
	Borrowing Capacity	Available Liquidity
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility(1)	$750,000	$477,293
Accounts Receivable Securitization Facility(2)	65,979	61,979
Other international credit facilities(3)	4,421	(3,816)
Total liquidity from credit facilities	$820,400	$535,456
Cash and cash equivalents		175,940
Total liquidity		$711,396

(1)Available liquidity is reduced by standby and trade letters of credit issued and outstanding under this facility.
(2)Borrowing availability under the ARS Facility is subject to a quarterly fluctuating facility limit of $125 million until the expiration date in May 2025 and permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans.
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
•In March 2025, we refinanced our Senior Secured Credit Facility including the senior secured revolving credit facility, the senior secured Term Loan A facility, and the senior secured Term Loan B facility which will mature in March 2030, March 2030, and March 2032, respectively. Additionally, we elected to exercise the optional redemption rights to redeem all of the outstanding 4.875% senior notes due 2026.
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
•We have completed and may pursue strategic divestitures, such as the recently completed Initial Closing of our global Champion business and exit of our U.S.-based outlet store business in 2024 and the Deferred Closing of our global Champion business on January 31, 2025. In December 2024, we finalized plans to exit the Champion Japan business and expect to complete the sale of the business within the current fiscal year.
•We made required cash contributions of $4 million to our U.S. pension plans in the first quarter of 2025 based on the preliminary calculation by our actuary. We may also elect to make additional voluntary contributions.
•We may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could impact our effective income tax rate. We have not changed our reinvestment strategy from the prior year with regards to our unremitted foreign earnings and intend to remit foreign earnings totaling $65 million.
Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the quarters ended March 29, 2025 and March 30, 2024 was derived from our condensed consolidated interim financial statements.

	Quarters Ended
	March 29, 2025	March 30, 2024
	(dollars in thousands)
Operating activities	$(108,183)	$26,171
Investing activities	17,576	(20,229)
Financing activities	51,055	(7,459)
Effect of changes in foreign exchange rates on cash	638	(12,768)
Change in cash and cash equivalents	(38,914)	(14,285)
Cash and cash equivalents at beginning of year	215,354	205,501
Cash and cash equivalents at end of period	$176,440	$191,216

Balances included in the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$175,940	$176,003
Cash and cash equivalents included in current assets held for sale	500	15,213
Cash and cash equivalents at end of period	$176,440	$191,216
Operating Activities
Our overall liquidity has historically been driven by our cash flow provided by operating activities, which is dependent on net operating results and changes in our working capital. Net cash used by operating activities in the first quarter of 2025 was primarily driven by normal seasonal inventory builds ahead of our planned back-to-school programs and payments for variable compensation, interest, and taxes. While we typically use cash in the first quarter due to normal inventory seasonal builds, we generated cash provided by operating activities in the first quarter of 2024 primarily from working capital management.
Investing Activities
Net cash provided by investing activities in the first quarter of 2025 of $18 million was primarily due to the completion of the Deferred Close of the global Champion business in exchange for gross cash proceeds of $30 million which was partially offset by capital expenditures. The net cash used by investing activities in the first quarter of 2024 was primarily the result of capital expenditures of $20 million.
Financing Activities
Net cash provided by financing activities of $51 million in the first quarter of 2025 primarily resulted from net borrowings related to operations and the refinancing of our revolving loan facility, Term Loan A, and Term Loan B in addition to the redemption of the 4.875% Senior Notes. As a result of the debt refinancing completed during the first quarter of 2025 we incurred debt issuance costs of $22 million. Net cash used by financing activities of $7 million in the first quarter of 2024 primarily resulted from total scheduled repayments on the Term Loan A and the Term Loan B of $15 million partially offset by net borrowings on our ARS Facility. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.

Financing Arrangements
In March 2025, we refinanced our Senior Secured Credit Facility which provides for a $750 million senior secured revolving credit facility maturing March 7, 2030, a $400 million senior secured Term Loan A facility maturing March 7, 2030, and a $1.1 billion senior secured Term Loan B facility maturing March 7, 2032. The net proceeds from the refinancing, together with cash on hand, were used to redeem our outstanding 4.875% Senior Notes due 2026 in the original aggregate principal amount of $900 million, to refinance our existing senior secured credit facilities, and to pay related fees and expenses. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
In September 2024, we amended the ARS Facility at which time the quarterly fluctuating facility line was reduced to $175 million in the fourth quarter of 2024 and $125 million thereafter until the expiration date in May 2025. ARS Facility borrowings are permitted only to the extent that the face value of the receivables in the collateral pool, net of applicable concentrations, reserves and other deductions, exceeds the outstanding loans. Additionally, in May 2024, we amended the ARS Facility to extend the maturity date to May 2025 and remove the two pricing tiers that were added in the previous amendment, reverting back to a single tier pricing structure. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
We believe our financing structure provides a secure base to support our operations and key business strategies. As of March 29, 2025, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness. Under the terms of the Senior Secured Credit Facility, among other financial and non-financial covenants, we are required to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio, each of which is defined in the Senior Secured Credit Facility. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility.
We expect to maintain compliance with our covenants, as amended, for at least 12 months from the issuance of these financial statements based on our current expectations and forecasts, however economic conditions or the occurrence of events discussed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2024 or other SEC filings could cause noncompliance. If economic conditions worsen or our earnings do not recover as currently estimated by management, this could impact our ability to maintain compliance with our amended financial covenants and require us to seek additional amendments to the Senior Secured Credit Facility. If we are not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, our lenders could require us to repay our outstanding debt. In that situation, we may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
For further details regarding our liquidity from our available cash balances and credit facilities see “Cash Requirements and Trends and Uncertainties Affecting Liquidity” above.
Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to report our operating results and financial condition in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note “Summary of Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2024.
The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 28, 2024. There have been no material changes in these policies from those described in our Annual Report on Form 10-K for the year ended December 28, 2024.
Recently Issued Accounting Pronouncements
For a summary of recently issued accounting pronouncements, see Note “Recent Accounting Pronouncements” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk exposures from those described in Item 7A of our Annual Report on Form 10-K for the year ended December 28, 2024.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2025.
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
We are named in a putative class action in connection with the previously disclosed ransomware incident, entitled Toussaint et al. v. HanesBrands,[sic] Inc. This lawsuit was filed on April 27, 2023 and is pending in the United States District Court for the Middle District of North Carolina, and follows the consolidation of two previously pending lawsuits, entitled Roman v. Hanes Brands,[sic] Inc., filed October 7, 2022, and Toussaint v. HanesBrands,[sic] Inc., filed October 14, 2022. The lawsuit alleges, among other things, negligence, negligence per se, breach of implied contract, invasion of privacy, unjust enrichment, breach of implied covenant of good faith and fair dealing and unfair business practices under the California Business and Professions Code. The pending lawsuit seeks, among other things, monetary and injunctive relief. On April 2, 2024, the plaintiffs filed a motion for preliminary approval of a class action settlement. If approved by the Court, the settlement generally provides for class members to claim reimbursement for documented out-of-pocket losses related to the ransomware incident (limited to an aggregate cap of $100,000), as well as a choice of one of the following three forms of additional relief (with no aggregate cap): (1) two years of credit and identity monitoring services; (2) a one-time use credit for purchase of products on the www.hanes.com website; or (3) a cash payment. We have also agreed to undertake certain injunctive relief, and to pay an agreed upon amount of attorneys’ fees, costs, and service awards to the plaintiffs, if approved by the Court. On November 5, 2024, the Court entered an order granting preliminary approval of the settlement. The Court has scheduled the final approval hearing for June 13, 2025. We do not expect this settlement, if finally approved, to have a material adverse effect on our consolidated financial position or results of operations. We currently anticipate the cost of the proposed settlement to be between $1 million and $2 million.
We are also subject to various claims and legal actions that occur from time to time in the ordinary course of our business. However, we are not party to any pending legal proceedings that we believe could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors
The risk factors that affect our business and financial results are discussed in Part I, Item 1A., of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse ultimate impact on our business, financial condition, liquidity or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 29, 2025.

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

10.1
Second Amendment to Cooperation Agreement, effective as of January 16, 2025, by and among Hanesbrands Inc., Barington Companies Equity Partners, L.P., Barington Capital Group, L.P., Barington Companies Management, LLC and James A. Mitarotonda (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2025).

10.2
Sixth Amended and Restated Credit Agreement, dated as of March 7, 2025, by and among Hanesbrands Inc., as the borrower, the various financial institutions and other persons from time to time party thereto as lenders and JPMorgan Chase Bank N.A., as the administrative agent and the collateral agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2025).

10.3	Form of Calendar Year Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan (As Amended).**

10.4	Form of Discretionary Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan (As Amended).**

10.5	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan (As Amended).**

10.6	Form of Performance Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan (As Amended).**

10.7	Form of 2025 Retention Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan (As Amended).**

31.1	Certification of Stephen B. Bratspies, Chief Executive Officer.

31.2	Certification of M. Scott Lewis, Chief Financial Officer.

32.1	Section 1350 Certification of Stephen B. Bratspies, Chief Executive Officer.

32.2	Section 1350 Certification of M. Scott Lewis, Chief Financial Officer.

101.INS XBRL	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH XBRL	Inline Taxonomy Extension Schema Document

101.CAL XBRL	Inline Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Inline Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Inline Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Inline Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document and included in Exhibit 101)

*	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the U.S. Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.
**	Management contract or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANESBRANDS INC.

By:	/s/ M. Scott Lewis
M. Scott Lewis Chief Financial Officer and Chief Accounting Officer (Duly authorized officer, principal financial officer and principal accounting officer)
Date: May 8, 2025