Form 10-Q
period 2025-06-28
Hanesbrands Inc.
filed 2025-08-07
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2025, there were 353,731,138 shares of the registrant’s common stock outstanding.

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

HANESBRANDS INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$991,325	$973,927	$1,751,473	$1,718,602
Cost of sales	579,400	675,584	1,022,848	1,122,826
Gross profit	411,925	298,343	728,625	595,776
Selling, general and administrative expenses	257,267	361,546	494,059	623,565
Operating profit (loss)	154,658	(63,203)	234,566	(27,789)
Other expenses	9,023	10,616	26,295	19,678
Interest expense, net	47,536	50,279	90,855	100,862
Income (loss) from continuing operations before income taxes	98,099	(124,098)	117,416	(148,329)
Income tax expense	12,606	11,485	17,777	20,056
Income (loss) from continuing operations	85,493	(135,583)	99,639	(168,385)
Loss from discontinued operations, net of tax	(3,882)	(162,797)	(27,484)	(169,117)
Net income (loss)	$81,611	$(298,380)	$72,155	$(337,502)

Earnings (loss) per share - basic:
Continuing operations	$0.24	$(0.39)	$0.28	$(0.48)
Discontinued operations	(0.01)	(0.46)	(0.08)	(0.48)
Net income (loss)	$0.23	$(0.85)	$0.20	$(0.96)

Earnings (loss) per share - diluted:
Continuing operations	$0.24	$(0.39)	$0.28	$(0.48)
Discontinued operations	(0.01)	(0.46)	(0.08)	(0.48)
Net income (loss)	$0.23	$(0.85)	$0.20	$(0.96)

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Quarters Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income (loss)	$81,611	$(298,380)	$72,155	$(337,502)
Other comprehensive income (loss):
Translation adjustments	37,775	9,839	48,877	(48,181)
Unrealized gain (loss) on qualifying cash flow hedges, net of tax of $1,634, $358, $1,802 and $(533), respectively	(3,480)	971	(3,519)	11,215
Unrecognized income from pension and postretirement plans, net of tax of $20, $(34), $141 and $169, respectively	3,537	5,472	7,237	9,686
Total other comprehensive income (loss)	37,832	16,282	52,595	(27,280)
Comprehensive income (loss)	$119,443	$(282,098)	$124,750	$(364,782)

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 28, 2025	December 28, 2024	June 29, 2024
Assets
Cash and cash equivalents	$220,343	$214,854	$213,267
Trade accounts receivable, net	487,010	376,195	463,302
Inventories	957,048	871,044	916,683
Other current assets	139,838	152,853	181,653
Current assets held for sale	57,421	100,430	511,003
Total current assets	1,861,660	1,715,376	2,285,908
Property, net	190,358	188,259	208,374
Right-of-use assets	242,743	222,759	230,425
Trademarks and other identifiable intangibles, net	910,148	886,264	936,294
Goodwill	648,362	638,370	653,934
Deferred tax assets	16,466	13,591	17,029
Other noncurrent assets	126,169	116,729	122,727
Noncurrent assets held for sale	23,412	59,593	925,153
Total assets	$4,019,318	$3,840,941	$5,379,844

Liabilities and Stockholders’ Equity
Accounts payable	$589,723	$593,377	$693,492
Accrued liabilities	403,636	452,940	502,382
Lease liabilities	71,510	64,233	60,122
Accounts Receivable Securitization Facility	76,000	95,000	—
Current portion of long-term debt	26,250	—	44,250
Current liabilities held for sale	60,281	42,990	266,234
Total current liabilities	1,227,400	1,248,540	1,566,480
Long-term debt	2,265,394	2,186,057	3,224,155
Lease liabilities - noncurrent	222,509	206,124	212,706
Pension and postretirement benefits	57,570	66,171	90,367
Other noncurrent liabilities	66,502	67,452	90,768
Noncurrent liabilities held for sale	13,582	32,587	130,965
Total liabilities	3,852,957	3,806,931	5,315,441

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 353,686,775, 352,541,826 and 351,643,593, respectively	3,537	3,525	3,516
Additional paid-in capital	380,692	373,213	363,078
Retained earnings	306,759	234,494	217,400
Accumulated other comprehensive loss	(524,627)	(577,222)	(519,591)
Total stockholders’ equity	166,361	34,010	64,403
Total liabilities and stockholders’ equity	$4,019,318	$3,840,941	$5,379,844

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at March 29, 2025	353,635	$3,536	$377,221	$225,148	$(562,459)	$43,446
Net income	—	—	—	81,611	—	81,611
Other comprehensive income	—	—	—	—	37,832	37,832
Stock-based compensation	—	—	5,312	—	—	5,312
Vesting of restricted stock units and other	52	1	(1,841)	—	—	(1,840)
Balances at June 28, 2025	353,687	$3,537	$380,692	$306,759	$(524,627)	$166,361

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 28, 2024	352,542	$3,525	$373,213	$234,494	$(577,222)	$34,010
Net income	—	—	—	72,155	—	72,155
Other comprehensive income	—	—	—	—	52,595	52,595
Stock-based compensation	—	—	11,331	—	—	11,331
Vesting of restricted stock units and other	1,145	12	(3,852)	110	—	(3,730)
Balances at June 28, 2025	353,687	$3,537	$380,692	$306,759	$(524,627)	$166,361

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
See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 28, 2025(1)	June 29, 2024(1)
Operating activities:
Net income (loss)	$72,155	$(337,502)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	13,861	39,978
Amortization of acquisition intangibles	3,705	8,203
Other amortization	3,571	6,198
Impairment of long-lived assets and goodwill	—	76,604
Inventory write-down charges	—	117,663
Loss on extinguishment of debt	9,293	—
Loss on sale of businesses and classification of assets held for sale	6,093	51,071
Amortization of debt issuance costs and debt discount	3,554	5,105
Other	15,535	13,722
Changes in assets and liabilities:
Accounts receivable	(103,347)	(54,487)
Inventories	(59,876)	(41,850)
Accounts payable	19,094	134,029
Other assets and liabilities	(55,507)	85,863
Net cash from operating activities	(71,869)	104,597
Investing activities:
Capital expenditures	(20,311)	(28,091)
Proceeds from sales of assets	159	3,653
Proceeds from disposition of businesses	26,327	—
Net cash from investing activities	6,175	(24,438)
Financing activities:
Borrowings on Term Loan Facilities	1,500,000	—
Repayments on Term Loan Facilities	(703,267)	(29,500)
Borrowings on Accounts Receivable Securitization Facility	663,000	980,500
Repayments on Accounts Receivable Securitization Facility	(682,000)	(986,500)
Borrowings on Revolving Loan Facilities	2,143,500	609,000
Repayments on Revolving Loan Facilities	(1,926,500)	(609,000)
Repayments on Senior Notes	(900,000)	—
Payments to amend and refinance credit facilities	(23,281)	(679)
Other	(4,263)	(3,817)
Net cash from financing activities	67,189	(39,996)
Effect of changes in foreign exchange rates on cash	3,994	(12,963)
Change in cash and cash equivalents	5,489	27,200
Cash and cash equivalents at beginning of year	215,354	205,501
Cash and cash equivalents at end of period	$220,843	$232,701

Balances included in the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$220,343	$213,267
Cash and cash equivalents included in current assets held for sale	500	19,434
Cash and cash equivalents at end of period	$220,843	$232,701
(1)The cash flows related to discontinued operations have not been segregated and remain included in the major classes of assets and liabilities. Accordingly, the Condensed Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.
Capital expenditures included in accounts payable at June 28, 2025 and December 28, 2024 were $2,099 and $6,231, respectively.
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
Goodwill and Indefinite-lived Intangible Assets
Goodwill and indefinite-lived intangible assets are evaluated for impairment at least annually as of the first day of the third quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value. In the quarter ended June 28, 2025, the Company identified a triggering event within one of the Company’s indefinite-lived trademarks within the Australian business. As a result, the Company performed a quantitative assessment utilizing an income approach to estimate the fair value of the indefinite-lived trademark. The most significant assumptions used to estimate the fair value of the indefinite-lived trademark include the weighted average cost of capital, revenue growth rate, terminal growth rate and operating profit margin.
While the Company’s analysis indicated a meaningful decline in the fair value cushion above the carrying value, it was determined that no impairment existed for the indefinite-lived trademark as of the quarter ended June 28, 2025. The decline in this trademark was driven by continued macroeconomic pressures impacting consumer spending in Australia and resulted in a fair value that approximated the carrying value at the time the analysis was performed. As a result, this trademark is considered to be at a high risk for future impairment if economic conditions worsen or earnings and operating cash flows do not recover as currently estimated by management. As of June 28, 2025, the carrying value of this trademark was $227,968, which is reflected in the “Trademarks and other identifiable intangibles, net” line in the Condensed Consolidated Balance Sheets.
Reclassifications
Certain prior year amounts in the Condensed Consolidated Statements of Cash Flows, in Note “Revenue Recognition” and in Note “Business Segment Information” have been reclassified to conform with the current year presentation.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(2)    Recent Accounting Pronouncements
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which is intended to enhance transparency into the nature and function of expenses. The new accounting rules require that on an annual and interim basis, entities disclose disaggregated operating expense information about specific categories, including purchases of inventory, employee compensation, depreciation, amortization and selling expense. In January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date,” which clarifies the initial effective date for non-calendar year-end entities. The new accounting rules will be effective for the Company beginning with the annual period of 2027 and interim periods beginning in 2028. Early adoption is permitted. This ASU can be adopted either (i) prospectively to financial statements issued for reporting periods after the effective date of the ASU or (ii) retrospectively to any or all prior reporting periods presented in the financial statements. While the new accounting rules will not have any impact on the Company’s financial condition, results of operations or cash flows, the adoption of the new accounting rules will result in additional disclosures. The Company is currently assessing the impact of this guidance on its disclosures.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The new accounting rules on income tax disclosures require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit as separated between domestic and foreign and (3) income tax expense or benefit from continuing operations as separated by federal, state, and foreign. The new accounting rules also require entities to disclose their income tax payments to federal, state and local jurisdictions, and international, among other changes. The new accounting rules became effective for the Company for the annual periods beginning in 2025 and should be applied on a prospective basis, but retrospective application is permitted. Early adoption is permitted. While the new accounting rules will not have any impact on the Company’s financial condition, results of operations or cash flows, the adoption of the new accounting rules will result in additional disclosures. The Company will adopt this ASU 2023-09 in its fourth quarter of 2025 using a prospective transition method.
Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which introduces a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. The amendment will be effective for the Company beginning in the first quarter of 2026 on a prospective basis. Early adoption is permitted. The Company is currently assessing the impact of this guidance on the Company’s financial condition, results of operations and disclosures.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(3)    Assets and Liabilities of Businesses Held for Sale
Assets and liabilities of businesses classified as held for sale in the Condensed Consolidated Balance Sheets consist of the following:

	June 28, 2025	December 28, 2024	June 29, 2024
Global Champion business - discontinued operations	$—	$38,841	$463,026
Champion Japan business - discontinued operations	57,421	61,589	47,977
U.S.-based outlet store business - discontinued operations	—	—	—
Current assets held for sale	$57,421	$100,430	$511,003

Global Champion business - discontinued operations	$—	$31,935	$891,063
Champion Japan business - discontinued operations	23,412	27,658	28,415
U.S.-based outlet store business - discontinued operations	—	—	5,675
Noncurrent assets held for sale	$23,412	$59,593	$925,153

Global Champion business - discontinued operations	$—	$10,716	$233,272
Champion Japan business - discontinued operations	60,281	32,274	25,971
U.S.-based outlet store business - discontinued operations	—	—	6,991
Current liabilities held for sale	$60,281	$42,990	$266,234

Global Champion business - discontinued operations	$—	$11,488	$105,678
Champion Japan business - discontinued operations	13,582	21,099	20,926
U.S.-based outlet store business - discontinued operations	—	—	4,361
Noncurrent liabilities held for sale	$13,582	$32,587	$130,965
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Global Champion Business
In the second quarter of 2024, the Company announced that it had reached an agreement to sell the intellectual property and certain operating assets of the global Champion business to Authentic Brands Group LLC (“Authentic”). Pursuant to the agreement, as amended, the Company completed the Initial Closing for the sale of the intellectual property and certain operating assets of the global Champion business to Authentic in the fourth quarter of 2024 on September 30, 2024 in exchange for gross cash proceeds of $857,450 and a receivable of $12,162, of which $4,161 was received during the six months ended June 28, 2025. In addition, the Company has the potential to receive additional contingent cash consideration of up to $300,000 pursuant to the agreement. The Company continued to operate the Deferred Business through a transition period that ended on January 31, 2025. On January 31, 2025, the Company completed the Deferred Closing for the sale of the Deferred Business. The Company continued certain sales from its supply chain to Authentic and the applicable service recipients on a transitional basis after the sale of the business under a manufacturing and supply agreement that was signed as part of closing the transaction. Additionally, the Company entered into a transitional services agreement pursuant to which the Company provided transitional services including information technology, human resources, finance and accounting services. The Company will continue to provide these services to Authentic and the applicable service recipients over a period of approximately 12 months from the completion of the Initial Closing. The sales and the related profit are included in continuing operations in the Condensed Consolidated Statements of Operations and in Other in Note “Business Segment Information”. The related receivables from Authentic or the applicable service recipients are included in “Trade accounts receivable, net” and “Other current assets” in the Condensed Consolidated Balance Sheets for all periods presented.
On January 31, 2025, the Company completed the Deferred Closing and received gross cash proceeds of $31,020 inclusive of fee reimbursements and other adjustments resulting in net cash proceeds of $29,713. During the quarter and six months ended June 28, 2025, the Company recognized a loss of $1,131 and $6,093, respectively, as the Company finalized the Deferred Close and recognized post-close working capital and proceed adjustments. This loss was recorded in “Loss on sale of businesses and classification of assets held for sale” within discontinued operations.
The following table reconciles the net proceeds received from the Deferred Closing for the six months ended June 28, 2025, which are reported in the “Proceeds from disposition of businesses” line within investing activities in the Condensed Consolidated Statements of Cash Flows, to the loss recognized on the global Champion business, which is reported in the “Loss on sale of businesses and classification of assets held for sale” line within operating activities in the Condensed Consolidated Statements of Cash Flows:

	Quarter Ended June 28, 2025	Six Months Ended June 28, 2025
Net cash proceeds received	$—	$29,713
Less: Net carrying value of deferred businesses	—	(29,528)
Less: Working capital and proceed adjustments	(1,131)	(6,278)
Loss on global Champion business	$(1,131)	$(6,093)
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
U.S.-Based Outlet Store Business
In the second quarter of 2024, the Company began actively marketing its U.S.-based outlet store business to prospective buyers. In July 2024, the Company entered into a purchase agreement with Restore Capital (HCR Stores), LLC (“Restore”), an affiliate of Hilco Merchant Resources, LLC, and completed the exit of the U.S.-based outlet store business. Under the purchase agreement, the Company paid Restore $12,000 at closing and an additional $3,000 in January 2025 and to provide certain inventory to Restore, in exchange for Restore agreeing to assume the operations and certain liabilities of the Company’s U.S.-based outlet store business. As of June 28, 2025, the Company had transferred the remaining inventory to Restore and no further obligations exist. The remaining inventory was previously reflected in the “Inventories” line and the offsetting valuation allowance was previously reflected in the “Valuation allowance - U.S.-based outlet store business” line in the “Assets and liabilities of the discontinued operations of the global Champion, U.S.-based outlet store and Champion Japan businesses” table below. The agreement with Restore did not include Champion-branded U.S. retail stores, which were addressed in accordance with the purchase agreement governing the sale of the global Champion business to Authentic.
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
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Financial Results of Discontinued Operations
The operating results of discontinued operations only reflect revenues and expenses that are directly attributable to the global Champion, U.S.-based outlet store and Champion Japan businesses (the “Discontinued Operations”) that have been eliminated from continuing operations. Discontinued operations does not include any allocation of corporate overhead expense. The Company did not allocate interest expense to discontinued operations in the quarter ended June 28, 2025 and allocated interest expense to discontinued operations of approximately $17,605 in the quarter ended June 29, 2024. The Company allocated interest expense to discontinued operations of approximately $223 and $35,662 in the six months ended June 28, 2025 and June 29, 2024, respectively, resulting from the requirement to pay down a portion of the Company’s outstanding term debt under the Senior Secured Credit Facility with the net proceeds from the sale of the global Champion business. Interest expense was allocated to the global Champion business on a pro-rata basis for the expected amount of debt required to be repaid under the Senior Secured Credit Facility, compared to the total outstanding term debt subject to the repayment requirement. There was no interest allocated to the discontinued operations of the U.S.-based outlet store business or the Champion Japan business. The key components of the operating results of the Discontinued Operations are as follows:

	Quarters Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$28,299	$380,000	$66,284	$791,526
Cost of sales	17,734	319,532	53,246	567,564
Gross profit	10,565	60,468	13,038	223,962
Selling, general and administrative expenses	13,108	152,158	33,073	298,960
Impairment of goodwill	—	2,500	—	2,500
Loss on sale of businesses and classification of assets held for sale	1,131	51,071	6,093	51,071
Operating loss	(3,674)	(145,261)	(26,128)	(128,569)
Other expenses	180	170	370	379
Interest expense, net	78	15,584	417	31,690
Loss from discontinued operations before income taxes	(3,932)	(161,015)	(26,915)	(160,638)
Income tax (benefit) expense	(50)	1,782	569	8,479
Loss from discontinued operations, net of tax	$(3,882)	$(162,797)	$(27,484)	$(169,117)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Assets and liabilities of discontinued operations of the global Champion, U.S.-based outlet store and Champion Japan businesses classified as held for sale in the Condensed Consolidated Balance Sheets as of June 28, 2025, December 28, 2024 and June 29, 2024 consist of the following:

	June 28, 2025	December 28, 2024	June 29, 2024
Cash and cash equivalents	$500	$500	$19,434
Trade accounts receivable, net	30,588	32,122	138,089
Inventories	19,145	63,058	361,549
Other current assets	7,188	14,681	35,800
Valuation allowance - Global Champion Business Deferred Closing	—	(8,554)	—
Valuation allowance - U.S.-based outlet store business	—	(1,377)	(43,869)
Current assets held for sale - discontinued operations	57,421	100,430	511,003
Property, net	1,668	10,585	55,906
Right-of-use assets	12,129	39,137	146,439
Trademarks and other identifiable intangibles, net	—	273	267,610
Goodwill	5,316	4,907	446,677
Deferred tax assets	—	—	3,224
Other noncurrent assets	4,299	4,691	5,297
Noncurrent assets held for sale - discontinued operations	23,412	59,593	925,153
Total assets of discontinued operations	$80,833	$160,023	$1,436,156
Accounts payable	$40,042	$15,139	$149,509
Accrued liabilities	15,922	14,640	73,186
Lease liabilities	4,317	13,211	43,539
Current liabilities held for sale - discontinued operations	60,281	42,990	266,234
Lease liabilities - noncurrent	4,950	24,771	109,238
Pension and postretirement benefits	5,601	4,983	5,605
Other noncurrent liabilities	3,031	2,833	16,122
Noncurrent liabilities held for sale - discontinued operations	13,582	32,587	130,965
Total liabilities of discontinued operations	$73,863	$75,577	$397,199
The cash flows related to the discontinued operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows. The following table presents cash flow and non-cash information for the Discontinued Operations:

	Quarters Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Depreciation	$—	$3,759	$—	$7,121
Amortization	$—	$2,721	$—	$5,453
Capital expenditures	$—	$2,662	$—	$4,251
Impairment of goodwill	$—	$2,500	$—	$2,500
Inventory write-down charges	$—	$66,263	$—	$66,263
Loss on sale of businesses and classification of assets held for sale	$1,131	$51,071	$6,093	$51,071
Capital expenditures included in accounts payable at end of period	$—	$185	$—	$185

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(4)    Revenue Recognition
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Quarters Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Wholesale	$843,760	$846,975	$1,470,458	$1,480,638
Owned retail stores and websites	117,676	126,588	223,172	237,223
Other	29,889	364	57,843	741
Total net sales	$991,325	$973,927	$1,751,473	$1,718,602
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
(5)    Stockholders’ Equity
Basic earnings (loss) per share was computed by dividing net income (loss) by the number of weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share was calculated to give effect to all potentially issuable dilutive shares of common stock using the treasury stock method. In the quarter and six months ended June 29, 2024, all potentially dilutive securities were excluded from the diluted weighted average share calculation because the Company incurred a net loss for the quarter and six months ended and their inclusion would be anti-dilutive.
The weighted average number of shares used in the basic and diluted earnings (loss) per share calculation is as follows:

	Quarters Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Basic weighted average shares outstanding	354,091	351,990	353,779	351,783
Effect of potentially dilutive securities:
Restricted stock units	2,085	—	2,841	—
Employee stock purchase plan and other	3	—	4	—
Diluted weighted average shares outstanding	356,179	351,990	356,624	351,783

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The following securities were excluded from the diluted weighted average share calculation because their effect would be anti-dilutive:

	Quarters Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Stock options	250	250	250	250
Restricted stock units	4,744	5,845	2,415	4,785
Employee stock purchase plan and other	—	6	—	5
On February 2, 2022, the Company’s Board of Directors approved a share repurchase program for up to $600,000 of shares to be repurchased in open market transactions or privately negotiated transactions, subject to market conditions, legal requirements and other factors. This program expired on December 28, 2024. While the Company’s Board of Directors has not approved a new share repurchase program, share repurchases and dividends are not prohibited under the Senior Secured Credit Facility, as amended. Share repurchases and the amount of any dividends, if declared, will be subject to the Company’s actual future earnings, capital requirements, regulatory restrictions, debt covenants, other contractual restrictions and to the discretion of the Company’s Board of Directors. The Company did not repurchase any shares in the quarters and six months ended June 28, 2025 and June 29, 2024. See Note “Debt” for additional information.
(6)    Inventories
Inventories consisted of the following:

	June 28, 2025	December 28, 2024	June 29, 2024
Raw materials	$44,672	$43,243	$49,126
Work in process	60,188	63,436	89,647
Finished goods	852,188	764,365	777,910
	$957,048	$871,044	$916,683

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
The Company sold total trade accounts receivable related to Company sponsored programs of $476,909 and $506,699 during the quarters ended June 28, 2025 and June 29, 2024, respectively, and $830,941 and $867,013 during the six months ended June 28, 2025 and June 29, 2024, respectively, and removed the trade accounts receivable from the Company’s Condensed Consolidated Balance Sheets at the time of sale. As of June 28, 2025, December 28, 2024 and June 29, 2024, $477,007, $383,878 and $461,896, respectively, of the sold trade accounts receivable remain outstanding with the financial institutions as a result of the related servicing obligation. Collections of accounts receivable not yet submitted to the financial institutions are remitted within one week of collection and recognized within the “Accounts payable” line of the Condensed Consolidated Balance Sheets. As these funds are related to the ongoing service agreement and do not serve in a financing capacity, cash flows collected from customers and submitted to the financial institutions are recognized in the Condensed Consolidated Statements of Cash Flows as part of operating cash flows.
The Company recognized total funding fees of $6,296 and $7,629 during the quarters ended June 28, 2025 and June 29, 2024, respectively, and $11,066 and $13,714 during the six months ended June 28, 2025 and June 29, 2024, respectively, for sales of trade accounts receivable to financial institutions and working capital programs in the “Other expenses” line in the Condensed Consolidated Statements of Operations.
Supplier Finance Program Obligations
The Company reviews supplier terms and conditions on an ongoing basis and has negotiated payment term extensions in recent years in connection with its efforts to effectively manage working capital and improve cash flow. Separate from these payment term extension actions noted above, the Company and certain financial institutions facilitate voluntary supplier finance programs that enable participating suppliers the ability to request payment of their invoices from the financial institutions earlier than the terms stated in the Company’s payment policy. The Company is not a party to the arrangements between the suppliers and the financial institutions and its obligations to suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ participation in the supplier finance programs. The Company’s payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. The Company has no economic interest in a supplier’s decision to participate in the supplier finance programs and has no financial impact in connection with the supplier finance programs. Accordingly, obligations under these programs continue to be trade payables and are not indicative of borrowing arrangements. As of June 28, 2025, December 28, 2024 and June 29, 2024, the amounts due to suppliers participating in supplier finance programs totaled $110,037, $106,543 and $136,346, respectively, which are included in the “Accounts Payable” line of the Condensed Consolidated Balance Sheets.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(8)    Debt
Debt consisted of the following:

	Interest Rate as of June 28, 2025	Principal Amount		Maturity Date
		June 28, 2025	December 28, 2024
Senior Secured Credit Facility:
Revolving Loan Facility	6.31%	$217,000	$—	March 2030
Term Loan A	6.33%	400,000	403,070	March 2030
Term Loan B	7.08%	1,100,000	300,197	March 2032
9.000% Senior Notes	9.00%	600,000	600,000	February 2031
4.875% Senior Notes	—%	—	900,000	-
Accounts Receivable Securitization Facility	5.87%	76,000	95,000	May 2026
		2,393,000	2,298,267
Less long-term debt issuance costs and debt discount		25,356	17,210
Less current maturities		102,250	95,000
		$2,265,394	$2,186,057
As of June 28, 2025 the Company’s primary financing arrangements were the Senior Secured Credit Facility, the 9.000% senior notes (the “9.000% Senior Notes”) and the accounts receivable securitization facility (the “ARS Facility”). The outstanding balances at June 28, 2025 and December 28, 2024 are reported in the “Accounts Receivable Securitization Facility”, “Current portion of long-term debt” and “Long-term debt” lines in the Condensed Consolidated Balance Sheets.
Debt Refinancing and Amendments
In March 2025, the Company refinanced its debt structure to provide greater financial flexibility to invest in the Company’s growth strategy while focusing free cash flow on reducing debt. The refinancing of its Senior Secured Credit Facility provides for a $750,000 senior secured revolving credit facility maturing March 7, 2030 (the “Revolving Loan Facility”), a $400,000 senior secured term loan A facility maturing March 7, 2030 (the “Term Loan A Facility”), and a $1,100,000 senior secured term loan B facility maturing March 7, 2032 (the “Term Loan B Facility”).
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
In March 2025, the redemption of the 4.875% Senior Notes required payment of a make-whole premium of $1,394 and the Company incurred non-cash charges of $7,669 for the write-off of unamortized debt issuance costs related to the refinancing of the Senior Secured Credit Facility. Additionally, the Company incurred fees of $19,500 related to the refinancing of the Senior Secured Credit Facility, of which $812 was charged to expense and $18,688 was capitalized as debt issuance costs. The Company also capitalized a debt discount of $2,750 related to the Term Loan B Facility. The capitalized debt issuance costs and debt discount will be amortized into interest expense over the respective terms of the debt instruments. The make-whole premium payment, debt issuance costs write-off and fees charged to expense resulted in charges of $9,875 in 2025, which is reported in the “Other expenses” line in the Condensed Consolidated Statements of Operations. The cash payments for the make-whole premium and fees capitalized as debt issuance costs are reported in “Net cash from financing activities” in the Condensed Consolidated Statements of Cash Flows. The cash payments for third party and legal fees charged to expense are reported in “Net cash from operating activities” in the Condensed Consolidated Statements of Cash Flows.

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
Other Debt Related Activity
As of June 28, 2025, the Company had $529,814 of borrowing availability under the $750,000 Revolving Loan Facility after taking into account $3,186 of standby and trade letters of credit issued and outstanding under this facility.
The ARS Facility, which was entered into in November 2007, was amended in May 2025 which extended the maturity date to May 2026 and reduced the 2025 quarterly fluctuating facility limit to $85,000 in the first and second quarters and $115,000 in the third and fourth quarters only to the extent that the face value of the receivables in the collateral pool, net of applicable concentrations, reserves and other deductions, exceeds the outstanding loans. Additionally, the amendment created three pricing tiers based on a consolidated total net leverage ratio. As of June 28, 2025, the quarterly fluctuating facility limit was $85,000, the maximum borrowing capacity was $85,000, and the Company had $9,000 of borrowing availability under the ARS Facility.
The Company had $953 of borrowing capacity under other international credit facilities after taking into account outstanding borrowings at June 28, 2025. The Company had $9,315 of international letters of credit outstanding at June 28, 2025. Available liquidity for other international credit facilities is reduced for any outstanding international letters of credit. The international letters of credit are not outstanding under any specific credit facility and do not reduce actual borrowing capacity under the specific credit facilities.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
As of June 28, 2025, the Company was in compliance with all financial covenants under its credit facilities and other outstanding indebtedness. Under the terms of its Senior Secured Credit Facility, among other financial and non-financial covenants, the Company is required to maintain a minimum interest coverage ratio and a maximum leverage ratio as described above, each of which is defined in the Senior Secured Credit Facility. The method of calculating all the components used in the covenants is included in the Senior Secured Credit Facility.
(9)    Income Taxes
In the quarter ended June 28, 2025, income tax expense was $12,606 resulting in an effective income tax rate of 12.9% and in the quarter ended June 29, 2024, income tax expense was $11,485 resulting in an effective income tax rate of (9.3)%. In the six months ended June 28, 2025, income tax expense was $17,777 resulting in an effective income tax rate of 15.1% and in the six months ended June 29, 2024, income tax expense was $20,056 resulting in an effective income tax rate of (13.5)%. The Company's effective tax rates for the quarter and six months ended June 28, 2025 and June 29, 2024 primarily differ from the U.S. statutory rate due to valuation allowances against certain net deferred tax assets. Additionally, the Company had unfavorable discrete items of $2,832 and $1,274 for the quarter and six months ended June 28, 2025, respectively and had favorable discrete items of $1,629 and $1,622 for the quarter and six months ended June 29, 2024, respectively.
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
As of June 28, 2025, a valuation allowance of approximately $346,550 was recorded against U.S. deferred tax assets. A valuation allowance release indicates that it is more likely than not that the deferred tax assets will be realized. The need for this valuation allowance is continuously evaluated and based on the Company’s assessment of current and anticipated future earnings, there is a reasonable possibility that the Company will have sufficient taxable income to release all, or a significant portion, of this valuation allowance within the next 12 months. A release of this valuation allowance would result in the recognition of certain deferred tax assets and a reduction in income tax expense for the period in which the release occurs. However, the exact timing and amount of the valuation allowance release is subject to the level of profitability that the Company can achieve.
Subsequent to the end of the quarter, on July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA” or “the Bill”) into law. The Bill includes significant updates to federal tax law that may impact the Company. However, ASC 740 mandates that effects of changes in tax law be considered in the period in which the legislation is enacted into law. Consequently, the OBBBA has no impact on the Company’s income taxes for the quarter or six months ended June 28, 2025. The Company is currently evaluating the Bill and its potential impact on future periods.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(10)    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at March 29, 2025	$(323,204)	$2,388	$(386,942)	$145,299	$(562,459)
Amounts reclassified from accumulated other comprehensive loss	—	(2,118)	3,575	681	2,138
Current-period other comprehensive income (loss) activity	37,775	(2,996)	(58)	973	35,694
Total other comprehensive income (loss)	37,775	(5,114)	3,517	1,654	37,832

Balance at June 28, 2025	$(285,429)	$(2,726)	$(383,425)	$146,953	$(524,627)

	Cumulative Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at December 28, 2024	$(334,306)	$2,595	$(390,521)	$145,010	$(577,222)
Amounts reclassified from accumulated other comprehensive loss	—	(1,768)	7,169	835	6,236
Current-period other comprehensive income (loss) activity	48,877	(3,553)	(73)	1,108	46,359
Total other comprehensive income (loss)	48,877	(5,321)	7,096	1,943	52,595

Balance at June 28, 2025	$(285,429)	$(2,726)	$(383,425)	$146,953	$(524,627)

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
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification from AOCI	Amount of Reclassification from AOCI into Net Income (Loss)
		Quarters Ended		Six Months Ended
		June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Gain on forward foreign exchange contracts designated as cash flow hedges	Cost of sales	$2,545	$277	$2,896	$1,866
	Income tax	(684)	(74)	(730)	(602)
	Loss from discontinued operations, net of tax	—	156	21	844
	Net of tax	1,861	359	2,187	2,108
Gain (loss) on interest rate contracts designated as cash flow hedges	Interest expense, net	(427)	2,062	(1,150)	4,158
	Income tax	—	—	—	—
	Net of tax	(427)	2,062	(1,150)	4,158
Amortization of deferred actuarial loss and prior service cost and settlement cost	Other expenses	(3,575)	(5,459)	(7,169)	(9,388)
	Income tax	3	10	(104)	(228)
	Net of tax	(3,572)	(5,449)	(7,273)	(9,616)

Total reclassifications		$(2,138)	$(3,028)	$(6,236)	$(3,350)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(11)    Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts and has used cross-currency swap contracts to manage its exposures to movements in foreign exchange rates primarily related to the Australian dollar, Canadian dollar, and Mexican peso and uses interest rate contracts to manage its exposures to movements in interest rates.

	Hedge Type	June 28, 2025	December 28, 2024
U.S. dollar equivalent notional amount of derivative instruments:
Forward foreign exchange contracts	Cash Flow and Mark to Market	$169,470	$154,310
Interest rate contracts	Cash Flow	$200,000	$—
Fair Values of Derivative Instruments
The fair values of derivative instruments related to forward foreign exchange contracts and interest rate contracts recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		June 28, 2025	December 28, 2024
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	$235	$4,431
Interest rate contracts	Other current assets	102	—
Forward foreign exchange contracts	Other noncurrent assets	1	361
Interest rate contracts	Other noncurrent assets	325	—
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	398	3,941
Total derivative assets		1,061	8,733

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(1,993)	(41)
Forward foreign exchange contracts	Other noncurrent liabilities	(193)	—
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(1,548)	(20)
Total derivative liabilities		(3,734)	(61)

Net derivative asset (liability)		$(2,673)	$8,672
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
In March 2023, the Company entered into an interest rate contract with a total notional amount of $900,000, which amortized down to $600,000 on March 31, 2025. The Company designated this interest rate contract, which matures on March 31, 2026, to hedge the variability in contractually specified interest rates above 50 basis points associated with future interest payments on a portion of the Company’s variable-rate term loans to lock in certainty of future cash flows. In October 2024, in connection with the pay down of term debt related to the Initial Closing of the sale of the global Champion business, the Company terminated the interest rate contract, which had a remaining loss in AOCI of $4,155 on the termination date that will be amortized into earnings through the original contract maturity date of March 31, 2026. In April 2025, the Company entered into two interest rate swap contacts with a total notional amount of $200,000, which will mature on April 2027. The Company designated these contracts to hedge the variability associated with future interest payment on a portion of the Company’s

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
variable-rate debts, which is over and above the $600,000 from unhedged interest rate contract until its original termination date of March 2026, to lock in certainty of future cash flows.
The Company expects to reclassify into earnings during the next 12 months a net loss from AOCI of approximately $1,245. The Company is hedging exposure to the variability in future foreign currency-denominated cash flows for forecasted transactions over the next 17 months and the variability in future interest payments on debt over the next 21 months. The Company also expects the amortization of AOCI related to the interest rate contract over the next 9 months.
The effect of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
	Quarters Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Forward foreign exchange contracts	$(3,617)	$(199)	$(4,174)	$5,300
Interest rate contracts	621	3,337	621	13,612
Total	$(2,996)	$3,138	$(3,553)	$18,912

	Location of Gain (Loss) Reclassified from AOCI	Amount of Gain (Loss) Reclassified from AOCI into Net Income (Loss)
		Quarters Ended		Six Months Ended
		June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Forward foreign exchange contracts(1)	Cost of sales	$2,545	$277	$2,896	$1,866
Forward foreign exchange contracts(1)	Loss from discontinued operations, net of tax	—	186	22	1,140
Interest rate contracts	Interest expense, net	(427)	2,062	(1,150)	4,158
Total		$2,118	$2,525	$1,768	$7,164

(1)The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value.
The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded:

	Quarters Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cost of sales	$579,400	$675,584	$1,022,848	$1,122,826
Selling, general and administrative expenses	$257,267	$361,546	$494,059	$623,565
Interest expense, net	$47,536	$50,279	$90,855	$100,862
Loss from discontinued operations, net of tax	$(3,882)	$(162,797)	$(27,484)	$(169,117)
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
In July 2019, the Company also designated the full amount of its 3.5% Senior Notes with a carrying value of €500,000, which was a nonderivative financial instrument, as a hedge of a portion of the beginning balance of the Company’s European net investment. As of April 1, 2021, the Company reduced the amount of its 3.5% Senior Notes designated in the European net investment hedge from €500,000 to €200,000. In February 2023, in connection with the redemption of the 3.5% Senior Notes, the Company de-designated the remainder of the 3.5% Senior Notes in the European net investment hedge and unwound these cross-currency swap contracts. Upon settlement, there was a cumulative gain of $5,525 from the designated portion of the 3.5% Senior Notes and a cumulative gain of $19,001 from the cross-currency swap contracts that has remained in cumulative translation adjustment, a component of AOCI. Both have been released into earnings at the completion of the Initial Closing of the global Champion business in the fourth quarter of 2024. The Company had no derivative or nonderivative financial instruments designated as net investment hedges as of June 28, 2025 or December 28, 2024.
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
The effect of derivative instruments not designated as hedges on the Condensed Consolidated Statements of Operations is as follows:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Net Income (Loss)
		Quarters Ended		Six Months Ended
		June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Forward foreign exchange contracts	Cost of sales	$(3,302)	$(827)	$(7,509)	$728
Forward foreign exchange contracts	Loss from discontinued operations, net of tax	—	67	—	2,533
Total		$(3,302)	$(760)	$(7,509)	$3,261
(12)    Fair Value of Assets and Liabilities
As of June 28, 2025 and December 28, 2024, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to forward foreign exchange derivative contracts and deferred compensation plan liabilities. The fair values of forward foreign exchange derivative contracts are determined using the cash flows of the forward contracts, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plan liabilities is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value or disclosed on a quarterly recurring basis.
There were no changes during the quarter and six months ended June 28, 2025 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of and during the quarter and six months ended June 28, 2025, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis or non-recurring basis.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The following tables set forth by level within the fair value hierarchy of the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of June 28, 2025
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$634	$—	$634	$—
Interest rate contracts - assets	427	—	427	—
Forward foreign exchange contracts - liabilities	(3,734)	—	(3,734)	—
Total derivative contracts	(2,673)	—	(2,673)	—
Deferred compensation plan liability	(11,183)	—	(11,183)	—
Total	$(13,856)	$—	$(13,856)	$—

	Assets (Liabilities) at Fair Value as of December 28, 2024
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$8,733	$—	$8,733	$—
Forward foreign exchange contracts - liabilities	(61)	—	(61)	—
Total derivative contracts	8,672	—	8,672	—
Deferred compensation plan liability	(12,987)	—	(12,987)	—
Total	$(4,315)	$—	$(4,315)	$—
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximated fair value as of June 28, 2025 and December 28, 2024. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $21,696 and $21,120 as of June 28, 2025 and December 28, 2024, respectively. The fair value of debt, which is classified as a Level 2 liability, was $2,429,811 and $2,326,202 as of June 28, 2025 and December 28, 2024, respectively. Debt had a carrying value of $2,393,000 and $2,298,267 as of June 28, 2025 and December 28, 2024, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions.
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

	Quarter Ended
	June 28, 2025
	U.S.	International	Total
Segment net sales	$735,483	$225,953	$961,436
Reconciliation of net sales:
Other net sales			29,889
Total net sales			991,325
Less(1):
Media, advertising and promotion	31,821	10,993	42,814
Distribution	43,493	18,487	61,980
Other segment costs(2)	476,541	172,220	648,761
Total segment operating profit	183,628	24,253	207,881
Reconciliation of operating profit (loss):
Other profit			4,388
General corporate expenses			(55,162)
Restructuring and other action-related charges			1,191
Amortization of intangibles			(3,640)
Total operating profit (loss)			154,658
Other expenses			(9,023)
Interest expense, net			(47,536)
Income (loss) from continuing operations before income taxes			$98,099
(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)    Other segment costs include cost of sales, marketing, selling and other administrative expenses.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Quarter Ended
	June 29, 2024
	U.S.	International	Total
Segment net sales	$740,154	$233,073	$973,227
Reconciliation of net sales:
Other net sales			700
Total net sales			973,927
Less(1):
Media, advertising and promotion	35,265	10,064	45,329
Distribution	44,576	19,346	63,922
Other segment costs(2)	502,099	173,426	675,525
Total segment operating profit	158,214	30,237	188,451
Reconciliation of operating profit (loss):
Other loss			(130)
General corporate expenses			(58,212)
Restructuring and other action-related charges			(189,034)
Amortization of intangibles			(4,278)
Total operating profit (loss)			(63,203)
Other expenses			(10,616)
Interest expense, net			(50,279)
Income (loss) from continuing operations before income taxes			$(124,098)
(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)    Other segment costs include cost of sales, marketing, selling and other administrative expenses.

	Six Months Ended
	June 28, 2025
	U.S.	International	Total
Segment net sales	$1,271,708	$421,492	$1,693,200
Reconciliation of net sales:
Other net sales			58,273
Total net sales			1,751,473
Less(1):
Media, advertising and promotion	61,724	19,364	81,088
Distribution	83,641	35,171	118,812
Other segment costs(2)	830,546	320,211	1,150,757
Total segment operating profit	295,797	46,746	342,543
Reconciliation of operating profit (loss):
Other profit			6,817
General corporate expenses			(107,600)
Restructuring and other action-related charges			82
Amortization of intangibles			(7,276)
Total operating profit (loss)			234,566
Other expenses			(26,295)
Interest expense, net			(90,855)
Income (loss) from continuing operations before income taxes			$117,416
(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)    Other segment costs include cost of sales, marketing, selling and other administrative expenses.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Six Months Ended
	June 29, 2024
	U.S.	International	Total
Segment net sales	$1,284,045	$433,084	$1,717,129
Reconciliation of net sales:
Other net sales			1,473
Total net sales			1,718,602
Less(1):
Media, advertising and promotion	61,875	16,935	78,810
Distribution	85,347	36,306	121,653
Other segment costs(2)	880,346	332,805	1,213,151
Total segment operating profit	256,477	47,038	303,515
Reconciliation of operating profit (loss):
Other profit			551
General corporate expenses			(118,904)
Restructuring and other action-related charges			(204,003)
Amortization of intangibles			(8,948)
Total operating profit (loss)			(27,789)
Other expenses			(19,678)
Interest expense, net			(100,862)
Income (loss) from continuing operations before income taxes			$(148,329)
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

The Company incurred restructuring and other action-related charges that were reported in the following lines in the Condensed Consolidated Statements of Operations:

	Quarters Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cost of sales	$(3,475)	$88,621	$(3,775)	$88,824
Selling, general and administrative expenses	2,284	100,413	3,693	115,179
Total included in operating profit (loss)	(1,191)	189,034	(82)	204,003
Other expenses	—	—	9,979	—
Total included in income (loss) from continuing operations before income taxes	(1,191)	189,034	9,897	204,003
Income tax expense	—	—	—	—
Total restructuring and other action-related charges included in income (loss) from continuing operations	$(1,191)	$189,034	$9,897	$204,003

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The components of restructuring and other action-related charges were as follows:

	Quarters Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Restructuring and other action-related charges:
Professional services	$2,909	$3,762	$3,366	$4,433
Headcount actions and related severance	(1,028)	6,911	(819)	19,098
Supply chain restructuring and consolidation	(3,184)	156,807	(3,244)	158,914
Corporate asset impairment charges	—	20,107	—	20,107
Other	112	1,447	615	1,451
Total included in operating profit (loss)	(1,191)	189,034	(82)	204,003
Loss on extinguishment of debt included in other expenses	—	—	9,979	—
Total included in income (loss) from continuing operations before income taxes	(1,191)	189,034	9,897	204,003
Tax effect on actions	—	—	—	—
Total included in income tax expense	—	—	—	—
Total restructuring and other action-related charges included in income (loss) from continuing operations	$(1,191)	$189,034	$9,897	$204,003
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
Restructuring and other action-related charges and adjustments within operating profit were $(1,191) and $189,034 in the quarters ended June 28, 2025 and June 29, 2024, respectively, and $(82) and $204,003 in the six months ended June 28, 2025 and June 29, 2024, respectively, as described in more detail below.
•Charges related to professional services primarily include consulting and advisory services related to restructuring activities including the Company’s cost transformation and technology modernization initiatives, which are reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations.
•The Company recognized headcount actions and related severance charges, including subsequent adjustments to initial estimates, resulting from restructuring activities and operating model initiatives are primarily reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations.
•Supply chain restructuring and consolidation charges primarily attributed to charges and subsequent adjustments to estimates related to headcount actions and related severance pertaining to restructuring and consolidation efforts within the Company’s supply chain network as well as charges for accelerated amortization of right of use assets for the leased facilities that the Company expects to exit before the end of the contractual lease term and depreciation of certain fixed assets.
•Corporate asset impairment charges primarily represent charges during the second quarter of 2024 related to a contract termination of $10,395 and impairment of the Company’s headquarters location that was classified as held for sale of $9,712 which were recorded in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Condensed Consolidated Statements of Operations, respectively.
•The remaining restructuring and other action-related charges within operating profit are primarily associated with charges related to real estate initiatives pertaining to the Company’s corporate headquarters move and other restructuring and action-related charges.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
In the six months ended June 28, 2025, the Company recorded charges totaling $9,979 in restructuring and other action-related charges related to the refinancing of the senior secured credit facility and redemption of its 4.875% Senior Notes. The charges, which are recorded in the “Other expenses” line in the Condensed Consolidated Statements of Operations, included a payment of $1,394 for a required make-whole premium related to the redemption of the 4.875% Senior Notes, charges for third party and legal fees of $686 related to the senior secured credit facility refinancing, and non-cash charges of $7,669 for the write-off of the related unamortized debt issuance costs. See Note “Debt” for additional information.
At December 28, 2024, the Company had an accrual of $42,175 for expected benefit payments related to actions taken in prior years. During the six months ended June 28, 2025, the Company approved headcount actions of $330 which were recorded in the “Selling, general and administrative expenses” line, in the Condensed Consolidated Statements of Operations and included in the “Headcount actions and related severance” line in the restructuring and other action-related charges table above. During the six months ended June 28, 2025, the Company made benefit payments and other adjustments of $20,664, resulting in an ending accrual of $21,841 which is included in the “Accrued liabilities” line of the Condensed Consolidated Balance Sheets at June 28, 2025.
The following table presents segment asset information as of June 28, 2025, December 28, 2024, and June 29, 2024:

	June 28, 2025	December 28, 2024	June 29, 2024
Assets - Inventories:
U.S.	$778,866	$711,323	$760,014
International	167,861	146,190	156,669
The following table presents segment depreciation and amortization expense information for the quarters and six months ended June 28, 2025 and June 29, 2024:

	Quarters Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Depreciation and amortization expense:
U.S.	$3,503	$14,461	$7,826	$25,071
International	2,457	3,022	5,019	5,637

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Goodwill and Indefinite-lived Intangible Assets
Goodwill and indefinite-lived intangible assets are evaluated for impairment at least annually as of the first day of the third quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value. In the quarter ended June 28, 2025, we identified a triggering event within one of our indefinite-lived trademarks within the Australian business. As a result, we performed a quantitative assessment utilizing an income approach to estimate the fair value of the indefinite-lived trademark. The most significant assumptions used to estimate the fair value of the indefinite-lived trademark include the weighted average cost of capital, revenue growth rate, terminal growth rate and operating profit margin.
While our analysis indicated a meaningful decline in the fair value cushion above the carrying value, it was determined that no impairment existed for the indefinite-lived trademark as of the quarter ended June 28, 2025. The decline in this trademark was driven by continued macroeconomic pressures impacting consumer spending in Australia and resulted in a fair value that approximated the carrying value at the time the analysis was performed. As a result, this trademark is considered to be at a high risk for future impairment if economic conditions worsen or earnings and operating cash flows do not recover as currently estimated by management. As of June 28, 2025, the carrying value of this trademark was $227,968, which is reflected in the “Trademarks and other identifiable intangibles, net” line in the Condensed Consolidated Balance Sheets.
Global Economy
The global macroeconomic pressures continue to impact our business operations and financial results, as described in more detail under “Condensed Consolidated Results of Operations - Second Quarter Ended June 28, 2025 Compared with Second Quarter Ended June 29, 2024” and “Condensed Consolidated Results of Operations - Six Months Ended June 28, 2025 Compared with Six Months Ended June 29, 2024” below, primarily through consumer-demand headwinds and elevated interest rates. Despite the challenging global operating environment, we have been able to balance near term management of the business with implementing changes to execute our strategy to simplify and position the Company for growth.

In April 2025, the U.S. imposed a new tariff and trade policy and has subsequently announced various updates to its tariff policy. The imposition of tariffs by the U.S. government and some trading partners, along with associated geopolitical tensions have created an uncertain environment for global trade. While we believe we are well positioned to navigate the current U.S. tariffs, countries may, in the future, adjust or impose new tariffs or other restrictions which may further affect our business and operations or could lead to further weakened business conditions for our industry. With continued uncertainty surrounding the geopolitical and trade environment, we continue to evaluate the impact of actual and proposed tariffs and other trade controls on our business and plan and implement actions to mitigate unfavorable impacts from tariffs and related risks. Such actions may include, among others, further cost reductions, pricing actions and pursuing incremental revenue opportunities created from tariff-related market disruptions.
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

Key Financial Results from the Second Quarter Ended June 28, 2025
Key financial results are as follows:
•Total net sales in the second quarter of 2025 were $991 million, compared with $974 million in the same period of 2024, representing a 2% increase.
•Operating profit (loss) increased 345% to $155 million in the second quarter of 2025, compared with $(63) million in the same period of 2024. As a percentage of sales, operating profit (loss) increased to 15.6% in the second quarter of 2025, compared to (6.5)% in the same period of 2024.
•Diluted earnings per share from continuing operations was $0.24 in the second quarter of 2025 compared with diluted loss per share of $(0.39) in the same period of 2024.
Condensed Consolidated Results of Operations — Second Quarter Ended June 28, 2025 Compared with Second Quarter Ended June 29, 2024

	Quarters Ended
	June 28, 2025	June 29, 2024	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$991,325	$973,927	$17,398	1.8%
Cost of sales	579,400	675,584	(96,184)	(14.2)
Gross profit	411,925	298,343	113,582	38.1
Selling, general and administrative expenses	257,267	361,546	(104,279)	(28.8)
Operating profit (loss)	154,658	(63,203)	217,861	344.7
Other expenses	9,023	10,616	(1,593)	(15.0)
Interest expense, net	47,536	50,279	(2,743)	(5.5)
Income (loss) from continuing operations before income taxes	98,099	(124,098)	222,197	179.0
Income tax expense	12,606	11,485	1,121	9.8
Income (loss) from continuing operations	85,493	(135,583)	221,076	163.1
Loss from discontinued operations, net of tax	(3,882)	(162,797)	158,915	97.6
Net income (loss)	$81,611	$(298,380)	$379,991	127.4%
Net Sales
Net sales increased 2% during the second quarter of 2025 compared to the second quarter of 2024 primarily due to sales related to short-term transition service agreements and support of disposed businesses in the second quarter of 2025, partially offset by the continued macro-driven slowdown impacting consumer spending and the unfavorable impact from foreign currency exchange rates in our International business of approximately $7 million.
Operating Profit (Loss)
Operating profit (loss) as a percentage of net sales was 15.6% during the second quarter of 2025, representing an increase from (6.5)% in the second quarter of 2024. The operating margin improvement primarily resulted from approximately 95 basis points from cost savings initiatives within our supply chain, approximately 75 basis points from cost savings and disciplined expense management, approximately 50 basis points from lower input costs and approximately 35 basis points from decreased advertising expense. Additionally, a decrease in restructuring and other action-related charges included in operating profit to $(1) million in the second quarter of 2025 compared to $189 million in the second quarter of 2024, resulted in a favorable impact to operating margin of approximately 1,955 basis points.
Other Highlights
Other Expenses – Other expenses decreased $2 million in the second quarter of 2025 compared to the second quarter of 2024 primarily due to lower funding fees for sales of accounts receivable to financial institutions and lower pension expense in the second quarter of 2025.
Interest Expense – Interest expense from continuing operations was $48 million and $50 million in the second quarters of 2025 and 2024, respectively, representing a decrease of nearly $3 million. Interest expense from continuing operations in the second quarter of 2024 excludes $18 million, which was allocated to discontinued operations due to the requirement to pay down a portion of our outstanding term debt under the Senior Secured Credit Facility with the net proceeds from the sale of the global Champion business. Combined interest expense from continuing and discontinued operations decreased approximately

$18 million in the second quarter of 2025 compared to the second quarter of 2024 primarily due to lower weighted average outstanding debt balances combined with a lower weighted average interest rate on our borrowings during the second quarter of 2025. Our combined weighted average interest rate, including the portion of interest expense that was allocated to discontinued operations, on our outstanding debt was 7.34% for the second quarter of 2025 compared to 7.51% for the second quarter of 2024.
Income Tax Expense – In the second quarter of 2025, income tax expense was $13 million, resulting in an effective income tax rate of 12.9% and in the second quarter of 2024, income tax expense was $11 million, resulting in an effective income tax rate of (9.3)%. Our effective tax rates for the second quarters of 2025 and 2024 primarily differ from the U.S. statutory rate due to valuation allowances against certain net deferred tax assets. Additionally, we had unfavorable discrete items of $3 million in the second quarter of 2025 and favorable discrete items of $2 million in the second quarter of 2024.
As of June 28, 2025, a valuation allowance of approximately $347 million was recorded against U.S. deferred tax assets. A valuation allowance release indicates that it is more likely than not that the deferred tax assets will be realized. The need for this valuation allowance is continuously evaluated and based on our assessment of current and anticipated future earnings, there is a reasonable possibility that we will have sufficient taxable income to release all, or a significant portion, of this valuation allowance within the next 12 months. A release of this valuation allowance would result in the recognition of certain deferred tax assets and a reduction in income tax expense for the period in which the release occurs. However, the exact timing and amount of the valuation allowance release is subject to the level of profitability that we can achieve.
Subsequent to the end of the quarter, on July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA” or “the Bill”) into law. The Bill includes significant updates to federal tax law that may impact the Company. However, ASC 740 mandates that effects of changes in tax law be considered in the period in which the legislation is enacted into law. Consequently, the OBBBA has no impact on our income taxes for the quarter ended June 28, 2025. We are currently evaluating the Bill and its potential impact on future periods.
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
Operating Results by Business Segment — Second Quarter Ended June 28, 2025 Compared with Second Quarter Ended June 29, 2024

	Net Sales
	Quarters Ended
	June 28, 2025	June 29, 2024	Higher (Lower)	Percent Change
	(dollars in thousands)
U.S.	$735,483	$740,154	$(4,671)	(0.6)%
International	225,953	233,073	(7,120)	(3.1)
Other	29,889	700	29,189	4,169.9
Total	$991,325	$973,927	$17,398	1.8%

	Operating Profit and Margin
	Quarters Ended
	June 28, 2025		June 29, 2024		Higher (Lower)	Percent Change
	(dollars in thousands)
U.S.	$183,628	25.0%	$158,214	21.4%	$25,414	16.1%
International	24,253	10.7	30,237	13.0	(5,984)	(19.8)
Other	4,388	14.7	(130)	(18.6)	4,518	3,475.4
Corporate	(57,611)	NM	(251,524)	NM	193,913	77.1
Total	$154,658	15.6%	$(63,203)	(6.5)%	$217,861	344.7%
U.S.
U.S. net sales decreased less than 1% compared to the second quarter of 2024 primarily due to softer point-of-sale trends, stemming from the continued macroeconomic pressures in the U.S., primarily within our intimate apparel business, partially offset by growth in our basics and active apparel and new businesses including scrubs and loungewear products.

U.S. operating margin was 25.0%, an increase from 21.4% in the second quarter of 2024. The operating margin rate improvement primarily resulted from approximately 140 basis points from cost savings initiatives within our supply chain, approximately 110 basis points from lower input costs, and approximately 85 basis points from favorable assortment management and mix.
International
Net sales in the International segment decreased 3% compared to the second quarter of 2024 due to unfavorable foreign currency exchange rates. The unfavorable impact of foreign currency exchange rates decreased net sales by approximately $7 million in the second quarter of 2025. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, were consistent when compared to the second quarter of 2024. The impact of foreign currency exchange rates is calculated by applying prior period exchange rates to the current year financial results. We believe constant-currency information is useful to management and investors to facilitate comparison of operating results and better identify trends in our businesses.
International operating margin was 10.7%, a decrease from 13.0% in the second quarter of 2024. The operating margin rate decline primarily resulted from approximately 80 basis points from higher operating expenses, approximately 55 basis points from strategic, planned brand investments, and approximately 65 basis points from unfavorable mix.
Other
Sales and operating results in the second quarter of 2025 primarily reflect short-term transition service agreements and support of disposed businesses. Sales and operating results in the second quarter of 2024 primarily reflect the U.S. Sheer Hosiery business support which was sold on September 29, 2023.
Corporate
Corporate expenses included in operating profit were lower in the second quarter of 2025 compared to the second quarter of 2024 primarily due to lower restructuring and other action-related charges.
Restructuring and other action-related charges within operating profit were $(1) million and $189 million in the second quarters of 2025 and 2024, respectively, as described in more detail below.
•Charges related to professional services primarily include consulting and advisory services related to restructuring activities including cost transformation and technology modernization initiatives, which are reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations.
•The Company recognized headcount actions and related severance charges, including subsequent adjustments to initial estimates, resulting from restructuring activities and operating model initiatives are primarily reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations.
•Supply chain restructuring and consolidation charges primarily attributed to charges and subsequent adjustments to estimates related to headcount actions and related severance pertaining to restructuring and consolidation efforts within the Company’s supply chain network as well as charges for accelerated amortization of right of use assets for the leased facilities that the Company expects to exit before the end of the contractual lease term.
•Corporate asset impairment charges primarily represent charges during the second quarter of 2024 related to a contract termination of $10,395 and impairment of the Company’s headquarters location that was classified as held for sale of $9,712 which were recorded in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Condensed Consolidated Statements of Operations, respectively.
•The remaining restructuring and other action-related charges within operating profit are primarily associated with charges related to real estate initiatives pertaining to our corporate headquarters move and other restructuring and action-related charges.

The components of restructuring and other action-related charges were as follows:

	Quarters Ended
	June 28, 2025	June 29, 2024
	(dollars in thousands)
Restructuring and other action-related charges:
Professional services	$2,909	$3,762
Headcount actions and related severance	(1,028)	6,911
Supply chain restructuring and consolidation	(3,184)	156,807
Corporate asset impairment charges	—	20,107
Other	112	1,447
Total included in operating profit (loss)	(1,191)	189,034
Total included in income (loss) from continuing operations before income taxes	(1,191)	189,034
Tax effect on actions	—	—
Total included in income tax expense	—	—
Total restructuring and other action-related charges included in income (loss) from continuing operations	$(1,191)	$189,034
Condensed Consolidated Results of Operations — Six Months Ended June 28, 2025 Compared with Six Months Ended June 29, 2024

	Six Months Ended
	June 28, 2025	June 29, 2024	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,751,473	$1,718,602	$32,871	1.9%
Cost of sales	1,022,848	1,122,826	(99,978)	(8.9)
Gross profit	728,625	595,776	132,849	22.3
Selling, general and administrative expenses	494,059	623,565	(129,506)	(20.8)
Operating profit (loss)	234,566	(27,789)	262,355	944.1
Other expenses	26,295	19,678	6,617	33.6
Interest expense, net	90,855	100,862	(10,007)	(9.9)
Income (loss) from continuing operations before income taxes	117,416	(148,329)	265,745	179.2
Income tax expense	17,777	20,056	(2,279)	(11.4)
Income (loss) from continuing operations	99,639	(168,385)	268,024	159.2
Loss from discontinued operations, net of tax	(27,484)	(169,117)	141,633	83.7
Net income (loss)	$72,155	$(337,502)	$409,657	121.4%
Net Sales
Net sales increased 2% during the first six months of 2025 compared to the first six months of 2024 primarily due to sales related to short-term transition service agreements and support of disposed businesses during the first six months of 2025, partially offset the unfavorable impact from foreign currency exchange rates in our International business of approximately $19 million and the continued macro-driven slowdown impacting consumer spending across segments.
Operating Profit (Loss)
Operating profit (loss) as a percentage of net sales was 13.4% during the first six months of 2025, representing a increase from (1.6)% in the first six months of 2024. The operating margin improvement primarily resulted from approximately 160 basis points from cost savings and disciplined expense management, approximately 120 basis points from cost savings initiatives within our supply chain, and approximately 100 basis points from lower input costs. Additionally, a decrease in restructuring and other action-related charges included in operating profit (loss) of $204 million in the first six months of 2025 compared to the first six months of 2024, resulted in a favorable impact to operating margin of approximately 1,190 basis points.

Other Highlights
Other Expenses – Other expenses increased $7 million in the first six months of 2025 compared to the first six months of 2024 primarily due to charges of approximately $10 million as a result of the redemption of the 4.875% Senior Notes and refinancing of the Senior Secured Credit Facility in first quarter of 2025. The charges included a payment of $1 million for a required make-whole premium related to the redemption of the 4.875% Senior Notes, third party and legal fees charged to expense of $1 million related to the Senior Secured Credit Facility refinancing, and non-cash charges of $8 million for the write-off of the related unamortized debt issuance costs. See Note “Debt” to our condensed consolidated interim financial statements included in our Quarterly Report on Form 10-Q for additional information. Other expenses also included lower pension expense and lower funding fees for sales of accounts receivable to financial institutions in the second quarter of 2025.
Interest Expense – Interest expense from continuing operations was $91 million and $101 million in the first six months of 2025 and 2024, respectively, representing a decrease of $10 million. The interest expense from continuing operations excludes $0.2 million and $36 million in the first six months of 2025 and 2024, respectively, which was allocated to discontinued operations due to the requirement to pay down a portion of outstanding term debt under the Senior Secured Credit Facility with the net proceeds from the sale of the global Champion business. Combined interest expense from continuing and discontinued operations decreased $41 million in the first six months of 2025 compared to the first six months of 2024 primarily due to lower weighted average outstanding debt balance combined with a lower weighted average interest rate on our borrowings during the first six months of 2025. Our combined weighted average interest rate, including the portion of interest expense that was allocated to discontinued operations, on our outstanding debt was 7.05% for the first six months of 2025 compared to 7.59% for the first six months of 2024.
Income Tax Expense – In the first six months of 2025, income tax expense was $18 million, resulting in an effective income tax rate of 15.1% and in the first six months of 2024, income tax expense was $20 million, resulting in an effective income tax rate of (13.5)%. Our effective tax rates for the first six months of 2025 and the first six months of 2024 primarily differ from the U.S. statutory rate due to valuation allowances against certain net deferred tax assets. Additionally, we had unfavorable discrete items of $1 million in the first six months of 2025 and favorable discrete items of $2 million in the first six months of 2024.
As of June 28, 2025, a valuation allowance of approximately $347 million was recorded against U.S. deferred tax assets. A valuation allowance release indicates that it is more likely than not that the deferred tax assets will be realized. The need for this valuation allowance is continuously evaluated and based on our assessment of current and anticipated future earnings, there is a reasonable possibility that we will have sufficient taxable income to release all, or a significant portion, of this valuation allowance within the next 12 months. A release of this valuation allowance would result in the recognition of certain deferred tax assets and a reduction in income tax expense for the period in which the release occurs. However, the exact timing and amount of the valuation allowance release is subject to the level of profitability that we can achieve.
Subsequent to the end of the quarter, on July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA” or “the Bill”) into law. The Bill includes significant updates to federal tax law that may impact the Company. However, ASC 740 mandates that effects of changes in tax law be considered in the period in which the legislation is enacted into law. Consequently, the OBBBA has no impact on our income taxes for the six months ended June 28, 2025. We are currently evaluating the Bill and its potential impact on future periods.
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

Operating Results by Business Segment — Six Months Ended June 28, 2025 Compared with Six Months Ended June 29, 2024

	Net Sales
	Six Months Ended
	June 28, 2025	June 29, 2024	Higher (Lower)	Percent Change
	(dollars in thousands)
U.S.	$1,271,708	$1,284,045	$(12,337)	(1.0)%
International	421,492	433,084	(11,592)	(2.7)
Other	58,273	1,473	56,800	3,856.1
Total	$1,751,473	$1,718,602	$32,871	1.9%

	Operating Profit and Margin
	Six Months Ended
	June 28, 2025		June 29, 2024		Higher (Lower)	Percent Change
	(dollars in thousands)
U.S.	$295,797	23.3%	$256,477	20.0%	$39,320	15.3%
International	46,746	11.1	47,038	10.9	(292)	(0.6)
Other	6,817	11.7	551	37.4	6,266	1,137.2
Corporate	(114,794)	NM	(331,855)	NM	217,061	65.4
Total	$234,566	13.4%	$(27,789)	(1.6)%	$262,355	944.1%
U.S.
U.S. net sales decreased 1% compared to the first six months of 2024 primarily due to softer point-of-sale trends stemming from the continued macroeconomic pressures and higher than anticipated level of inventory management actions by select retailers.
U.S. operating margin was 23.3%, an increase from 20.0% in the first six months of 2024. The operating margin improvement primarily resulted from approximately 180 basis points from cost savings initiatives within our supply chain, approximately 125 basis points from lower input costs and approximately 40 basis points from favorable assortment management and mix.
International
Net sales in the International segment decreased 3% compared to the first six months of 2024 due to unfavorable foreign currency exchange rates which was partially offset by growth in Australia. The unfavorable impact of foreign currency exchange rates decreased net sales approximately $19 million in the first six months of 2025. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, increased by approximately 2% when compared to the first six months of 2024. The impact of foreign currency exchange rates is calculated by applying prior period exchange rates to the current year financial results. We believe constant-currency information is useful to management and investors to facilitate comparison of operating results and better identify trends in our businesses.
International operating margin was 11.1%, an increase from 10.9% in the first six months of 2024. The operating margin improvement primarily resulted from approximately 65 basis points from favorable mix and approximately 60 basis points from cost savings and disciplined expense management which was partially offset by approximately 70 basis points from increased strategic, planned brand investments.
Other
Sales and operating results in the first six months of 2025 primarily reflect short-term transition service agreements and support of disposed businesses. Sales and operating results in the first six months of 2024 primarily reflect the U.S. Sheer Hosiery business support which was sold on September 29, 2023.
Corporate
Corporate expenses included in operating profit were lower in the first six months of 2025 compared to the first six months of 2024 primarily due to lower restructuring and other action-related charges.

Restructuring and other action-related charges within operating profit were $(0.1) million and $204 million in the first six months of 2025 and 2024, respectively, as described in more detail below.
•Charges related to professional services primarily include consulting and advisory services related to restructuring activities including cost transformation and technology modernization initiatives, which are reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations.
•The Company recognized headcount actions and related severance charges, including subsequent adjustments to initial estimates, resulting from restructuring activities and operating model initiatives are primarily reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations.
•Supply chain restructuring and consolidation charges primarily attributed to charges and subsequent adjustments to estimates related to headcount actions and related severance pertaining to restructuring and consolidation efforts within the Company’s supply chain network as well as charges for accelerated amortization of right of use assets for the leased facilities that the Company expects to exit before the end of the contractual lease term and depreciation of certain fixed assets.
•Corporate asset impairment charges primarily represent charges during the second quarter of 2024 related to a contract termination of $10,395 and impairment of the Company’s headquarters location that was classified as held for sale of $9,712 which were recorded in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Condensed Consolidated Statements of Operations, respectively.
•The remaining restructuring and other action-related charges within operating profit are primarily associated with charges related to real estate initiatives pertaining to our corporate headquarters move and other restructuring and action-related charges.
The components of restructuring and other action-related charges were as follows:

	Six Months Ended
	June 28, 2025	June 29, 2024
	(dollars in thousands)
Restructuring and other action-related charges:
Professional services	$3,366	$4,433
Headcount actions and related severance	(819)	19,098
Supply chain restructuring and consolidation	(3,244)	158,914
Corporate asset impairment charges	—	20,107
Other	615	1,451
Total included in operating profit (loss)	(82)	204,003
Loss on extinguishment of debt included in other expenses	9,979	—
Total included in income (loss) from continuing operations before income taxes	9,897	204,003
Tax effect on actions	—	—
Total included in income tax expense	—	—
Total restructuring and other action-related charges included in income (loss) from continuing operations	$9,897	$204,003
Liquidity and Capital Resources
Cash Requirements and Trends and Uncertainties Affecting Liquidity
We primarily rely on our cash flows generated from operations and the borrowing capacity under our credit facilities to meet the cash requirements of our business. In January 2023, we shifted our capital allocation strategy to utilize our cash from operations for payments to our employees and vendors in the normal course of business and to reinvest in our business through capital expenditures. We then utilize our free cash flow (cash from operations less capital expenditures) to pay down debt to bring our leverage back to a range that is no greater than two to three times on a net debt-to-adjusted EBITDA basis.
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

Our primary financing arrangements are our Senior Secured Credit Facility, our 9.000% senior notes due in 2031 (the “9.000% Senior Notes”), and our accounts receivable securitization facility due in 2026 (the “ARS Facility”). The Senior Secured Credit Facility consists of a $750 million revolving loan facility due in 2030 (the “Revolving Loan Facility”), a senior secured term loan A facility due in 2030 (the “Term Loan A”), and a senior secured term loan B facility due in 2032 (the “Term Loan B”).
Our primary sources of liquidity are cash generated from global operations and cash available under our Revolving Loan Facility, our ARS Facility and our other international credit facilities.
We had the following borrowing capacity and available liquidity under our credit facilities as of June 28, 2025:

	As of June 28, 2025
	Borrowing Capacity	Available Liquidity
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility(1)	$750,000	$529,814
Accounts Receivable Securitization Facility(2)	85,000	9,000
Other international credit facilities(3)	953	(8,362)
Total liquidity from credit facilities	$835,953	$530,452
Cash and cash equivalents		220,343
Total liquidity		$750,795

(1)Available liquidity is reduced by standby and trade letters of credit issued and outstanding under this facility.
(2)Borrowing availability under the ARS Facility is subject to a quarterly fluctuating facility limit ranging from $85 million to $115 million based on the applicable quarter and permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans.
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
•We made required cash contributions of approximately $8 million to our U.S. pension plans in the first six months of 2025 and expect to make additional required contributions of approximately $4 million in 2025 based on the preliminary calculation by our actuary. We may also elect to make additional voluntary contributions.
•We may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could impact our effective income tax rate. We have not changed our reinvestment strategy from the prior year with regards to our unremitted foreign earnings and intend to remit foreign earnings totaling $65 million.
Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the six months ended June 28, 2025 and June 29, 2024 was derived from our condensed consolidated interim financial statements.

	Quarters Ended
	June 28, 2025	June 29, 2024
	(dollars in thousands)
Operating activities	$(71,869)	$104,597
Investing activities	6,175	(24,438)
Financing activities	67,189	(39,996)
Effect of changes in foreign exchange rates on cash	3,994	(12,963)
Change in cash and cash equivalents	5,489	27,200
Cash and cash equivalents at beginning of year	215,354	205,501
Cash and cash equivalents at end of period	$220,843	$232,701

Balances included in the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$220,343	$213,267
Cash and cash equivalents included in current assets held for sale	500	19,434
Cash and cash equivalents at end of period	$220,843	$232,701
Operating Activities
Our overall liquidity has historically been driven by our cash flow provided by operating activities, which is dependent on net operating results and changes in our working capital. Net cash used by operating activities in the first six months of 2025 was primarily driven by normal seasonal inventory builds ahead of our planned back-to-school programs and payments for variable compensation and taxes. While we typically use cash in the first six months due to normal inventory seasonal builds, we generated cash provided by operating activities in the first six months of 2024 primarily from working capital management.
Investing Activities
Net cash provided by investing activities in the first six months of 2025 of $6 million was primarily due to net proceeds received from dispositions which were partially offset by capital expenditures. The net cash used by investing activities in the first six months of 2024 was primarily the result of capital expenditures of $28 million.
Financing Activities
Net cash provided by financing activities of $67 million in the first six months of 2025 primarily resulted from net borrowings related to operations and the refinancing of our revolving loan facility, Term Loan A, and Term Loan B in addition to the redemption of the 4.875% Senior Notes. As a result of the debt refinancing completed during the first six months of 2025 we incurred debt issuance costs of $23 million. Net cash used by financing activities of $40 million in the first six months of 2024 primarily resulted from total scheduled repayments on the Term Loan A and the Term Loan B of $30 million and net repayments on our ARS Facility. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.

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
In May 2025, we amended the ARS Facility which extended the maturity date to May 2026 and reduced the 2025 quarterly fluctuating facility limit to $85,000 in the first and second quarters and $115,000 in the third and fourth quarters only to the extent that the face value of the receivables in the collateral pool, net of applicable concentrations, reserves and other deductions, exceeds the outstanding loans. Additionally, the amendment created three pricing tiers based on a consolidated total net leverage ratio. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
We believe our financing structure provides a secure base to support our operations and key business strategies. As of June 28, 2025, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness. Under the terms of the Senior Secured Credit Facility, among other financial and non-financial covenants, we are required to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio, each of which is defined in the Senior Secured Credit Facility. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility.
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2025.
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
We were named in a putative class action in connection with the previously disclosed ransomware incident, entitled Toussaint et al. v. HanesBrands,[sic] Inc. This lawsuit was filed on April 27, 2023 in the United States District Court for the Middle District of North Carolina, and followed the consolidation of two previously pending lawsuits, entitled Roman v. Hanes Brands,[sic] Inc., filed October 7, 2022, and Toussaint v. HanesBrands,[sic] Inc., filed October 14, 2022. The lawsuit alleged, among other things, negligence, negligence per se, breach of implied contract, invasion of privacy, unjust enrichment, breach of implied covenant of good faith and fair dealing and unfair business practices under the California Business and Professions Code. The lawsuit sought, among other things, monetary and injunctive relief. On April 2, 2024, the plaintiffs filed a motion for preliminary approval of a class action settlement. On November 5, 2024, the Court entered an order granting preliminary approval of the settlement, and on June 13, 2025, the Court granted final approval of the settlement. The settlement provides for class members to claim reimbursement for documented out-of-pocket losses related to the ransomware incident (limited to an aggregate cap of $100,000), as well as a choice of one of the following three forms of additional relief (with no aggregate cap): (1) two years of credit and identity monitoring services; (2) a one-time use credit for purchase of products on the www.hanes.com website; or (3) a cash payment. We also agreed to undertake certain injunctive relief and to pay an agreed upon amount of attorneys’ fees, costs, and service awards to the plaintiffs. We do not expect this settlement to have a material adverse effect on our consolidated financial position or results of operations. We currently anticipate the cost of the settlement to be less than $1 million.
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
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 28, 2025.

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

10.1
Second Amendment of Hanesbrands Inc. 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2025).**

10.2	Amendment No. 5, dated as of May 21, 2025, to Master Receivables Purchase Agreement, by and between Hanesbrands Inc. and MUFG Bank, LTD.

10.3	Form of Severance/Change in Control Agreement entered into by and between Hanesbrands Inc. and certain of its executive officers and schedule of all such agreements with current executive officers.**

31.1	Certification of Stephen B. Bratspies, Chief Executive Officer.

31.2	Certification of M. Scott Lewis, Chief Financial Officer.

32.1	Section 1350 Certification of Stephen B. Bratspies, Chief Executive Officer.

32.2	Section 1350 Certification of M. Scott Lewis, Chief Financial Officer.

101.INS XBRL	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH XBRL	Inline Taxonomy Extension Schema Document

101.CAL XBRL	Inline Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Inline Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Inline Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Inline Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document and included in Exhibit 101)

*	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the U.S. Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.
**	Management contract or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANESBRANDS INC.

By:	/s/ M. Scott Lewis
M. Scott Lewis Chief Financial Officer and Chief Accounting Officer (Duly authorized officer, principal financial officer and principal accounting officer)
Date: August 7, 2025