Form 10-Q
period 2025-09-27
Hanesbrands Inc.
filed 2025-11-06
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2025, there were 353,802,157 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of Hanesbrands Inc. (the “Company”) contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “could,” “will,” “expect,” “outlook,” “potential,” “project,” “estimate,” “future,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results are forward-looking statements and are inherently subject to risks and uncertainties that could cause actual results to differ materially from those implied or expressed by such statements. These risks and uncertainties include, but are not limited to: trends associated with our business; our ability to successfully implement our strategic plans, including our supply chain restructuring and consolidation and other cost savings initiatives; the rapidly changing retail environment and the level of consumer demand; the effects of any geopolitical conflicts (including the ongoing Russia-Ukraine conflict and Middle East conflicts) or public health emergencies or severe global health crises, including effects on consumer spending, global supply chains, critical supply routes and the financial markets; our ability to deleverage on the anticipated time frame or at all; any inadequacy, interruption, integration failure or security failure with respect to our information technology; future intangible assets or goodwill impairment due to changes in our business, market condition or other factors; significant fluctuations in foreign exchange rates; legal, regulatory, political and economic risks related to our international operations, including the imposition of or changes in duties, taxes, tariffs and other charges impacting our products or supply chain, or the threat thereof; our ability to effectively manage our complex international tax structure; our future financial performance; the occurrence of any event, change or other circumstance that could give rise to the right of one or both of the parties to terminate the definitive merger agreement between the Company and Gildan (as defined below) providing for the acquisition of the Company by Gildan pursuant to the Transactions (as defined below); the possibility that the Transactions do not close when expected, or at all, because approval of the Company’s stockholders or regulatory approvals and other conditions to closing are not received or satisfied on a timely basis or at all; the risk that the combined company will not realize expected benefits or synergies from the Transactions, or that such benefits may take longer to realize or be more costly to achieve than expected; disruption to the Company’s business as a result of the announcement and pendency of the Transactions; the costs associated with the anticipated length of time of the pendency of the Transactions, including the restrictions contained in the definitive merger agreement on the ability of the Company to operate its business outside the ordinary course during the pendency of the Transactions; the diversion of the Company’s management’s attention and time from ongoing business operations and opportunities on merger‑related matters; and reputational risk and potential adverse reactions of the Company’s existing and future customers, suppliers and employees, including those resulting from the announcement or completion of the Transactions. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements. Such statements speak only as of the date when made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
More information on factors that could cause actual results or events to differ materially from those anticipated is included under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2024 and in this Quarterly Report on Form 10‑Q, and from time to time in our other reports filed with the Securities and Exchange Commission (“SEC”), available on the “Investors” section of our corporate website, www.Hanes.com/investors. The contents of our corporate website are not incorporated by reference in this Quarterly Report on Form 10-Q.

PART I

Item 1.	Financial Statements

HANESBRANDS INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$891,683	$900,367	$2,643,156	$2,618,969
Cost of sales	528,233	526,890	1,551,081	1,649,716
Gross profit	363,450	373,477	1,092,075	969,253
Selling, general and administrative expenses	255,922	279,440	749,981	903,005
Operating profit	107,528	94,037	342,094	66,248
Other expenses	8,053	9,343	34,348	29,021
Interest expense, net	47,116	48,542	137,971	149,404
Income (loss) from continuing operations before income taxes	52,359	36,152	169,775	(112,177)
Income tax expense (benefit)	(219,548)	11,430	(201,771)	31,486
Income (loss) from continuing operations	271,907	24,722	371,546	(143,663)
Gain (loss) from discontinued operations, net of tax	(1,171)	5,229	(28,655)	(163,888)
Net income (loss)	$270,736	$29,951	$342,891	$(307,551)

Earnings (loss) per share - basic:
Continuing operations	$0.77	$0.07	$1.05	$(0.41)
Discontinued operations	—	0.01	(0.08)	(0.47)
Net income (loss)	$0.76	$0.09	$0.97	$(0.87)

Earnings (loss) per share - diluted:
Continuing operations	$0.76	$0.07	$1.04	$(0.41)
Discontinued operations	—	0.01	(0.08)	(0.47)
Net income (loss)	$0.76	$0.08	$0.96	$(0.87)

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income (loss)	$270,736	$29,951	$342,891	$(307,551)
Other comprehensive income:
Translation adjustments	1,993	53,550	50,870	5,369
Unrealized loss on qualifying cash flow hedges, net of tax of $(68), $1,127, $1,734 and $594, respectively	(1,693)	(11,451)	(5,212)	(236)
Unrecognized income from pension and postretirement plans, net of tax of $(15), $(578), $126 and $(409), respectively	3,580	3,987	10,817	13,673
Total other comprehensive income	3,880	46,086	56,475	18,806
Comprehensive income (loss)	$274,616	$76,037	$399,366	$(288,745)

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 27, 2025	December 28, 2024	September 28, 2024
Assets
Cash and cash equivalents	$217,573	$214,854	$316,801
Trade accounts receivable, net	454,977	376,195	463,327
Inventories	990,953	871,044	897,170
Other current assets	143,313	152,853	174,530
Current assets held for sale	72,603	100,430	487,874
Total current assets	1,879,419	1,715,376	2,339,702
Property, net	190,417	188,259	196,627
Right-of-use assets	274,251	222,759	246,477
Trademarks and other identifiable intangibles, net	908,108	886,264	954,945
Goodwill	649,598	638,370	662,134
Deferred tax assets	228,182	13,591	19,740
Other noncurrent assets	123,777	116,729	116,177
Noncurrent assets held for sale	23,966	59,593	925,796
Total assets	$4,277,718	$3,840,941	$5,461,598

Liabilities and Stockholders’ Equity
Accounts payable	$572,283	$593,377	$674,589
Accrued liabilities	397,585	452,940	529,766
Lease liabilities	70,457	64,233	66,664
Accounts Receivable Securitization Facility	109,000	95,000	—
Current portion of long-term debt	26,250	—	59,000
Current liabilities held for sale	69,298	42,990	245,443
Total current liabilities	1,244,873	1,248,540	1,575,462
Long-term debt	2,206,666	2,186,057	3,211,248
Lease liabilities - noncurrent	252,999	206,124	226,900
Pension and postretirement benefits	55,388	66,171	84,158
Other noncurrent liabilities	60,819	67,452	101,294
Noncurrent liabilities held for sale	10,536	32,587	113,192
Total liabilities	3,831,281	3,806,931	5,312,254

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 353,802,157, 352,541,826 and 351,779,995, respectively	3,538	3,525	3,518
Additional paid-in capital	386,151	373,213	371,966
Retained earnings	577,495	234,494	247,365
Accumulated other comprehensive loss	(520,747)	(577,222)	(473,505)
Total stockholders’ equity	446,437	34,010	149,344
Total liabilities and stockholders’ equity	$4,277,718	$3,840,941	$5,461,598

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at June 28, 2025	353,687	$3,537	$380,692	$306,759	$(524,627)	$166,361
Net income	—	—	—	270,736	—	270,736
Other comprehensive income	—	—	—	—	3,880	3,880
Stock-based compensation	—	—	5,364	—	—	5,364
Vesting of restricted stock units and other	115	1	95	—	—	96
Balances at September 27, 2025	353,802	$3,538	$386,151	$577,495	$(520,747)	$446,437

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 28, 2024	352,542	$3,525	$373,213	$234,494	$(577,222)	$34,010
Net income	—	—	—	342,891	—	342,891
Other comprehensive income	—	—	—	—	56,475	56,475
Stock-based compensation	—	—	16,695	—	—	16,695
Vesting of restricted stock units and other	1,260	13	(3,757)	110	—	(3,634)
Balances at September 27, 2025	353,802	$3,538	$386,151	$577,495	$(520,747)	$446,437

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
See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 27, 2025(1)	September 28, 2024(1)
Operating activities:
Net income (loss)	$342,891	$(307,551)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	20,870	58,506
Amortization of acquisition intangibles	5,600	10,127
Other amortization	5,345	8,195
Impairment of long-lived assets and goodwill	—	76,746
Inventory write-down charges, net of recoveries	—	113,528
Loss on extinguishment of debt	9,293	—
Loss on sale of businesses and classification of assets held for sale	6,093	50,330
Amortization of debt issuance costs and debt discount	4,996	7,648
Deferred taxes	(226,863)	(79)
Other	17,101	25,360
Changes in assets and liabilities:
Accounts receivable	(77,211)	(86,606)
Inventories	(102,817)	55,836
Accounts payable	10,170	85,057
Other assets and liabilities	(59,740)	99,715
Net cash from operating activities	(44,272)	196,812
Investing activities:
Capital expenditures	(25,642)	(32,179)
Proceeds from sales of assets	809	12,336
Proceeds from (payments for) disposition of businesses	27,117	(12,000)
Net cash from investing activities	2,284	(31,843)
Financing activities:
Borrowings on Term Loan Facilities	1,500,000	—
Repayments on Term Loan Facilities	(708,517)	(29,500)
Borrowings on Accounts Receivable Securitization Facility	1,200,000	1,611,000
Repayments on Accounts Receivable Securitization Facility	(1,186,000)	(1,617,000)
Borrowings on Revolving Loan Facilities	3,070,000	613,500
Repayments on Revolving Loan Facilities	(2,907,500)	(613,500)
Repayments on Senior Notes	(900,000)	—
Payments to amend and refinance credit facilities	(23,370)	(712)
Other	(4,213)	(3,949)
Net cash from financing activities	40,400	(40,161)
Effect of changes in foreign exchange rates on cash	4,307	(3,398)
Change in cash and cash equivalents	2,719	121,410
Cash and cash equivalents at beginning of year	215,354	205,501
Cash and cash equivalents at end of period	$218,073	$326,911

Balances included in the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$217,573	$316,801
Cash and cash equivalents included in current assets held for sale	500	10,110
Cash and cash equivalents at end of period	$218,073	$326,911
(1)The cash flows related to discontinued operations have not been segregated and remain included in the major classes of assets and liabilities. Accordingly, the Condensed Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.
Capital expenditures included in accounts payable at September 27, 2025 and December 28, 2024 were $3,844 and $6,231, respectively.
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
Gildan Merger Agreement
On August 13, 2025, the Company and Gildan Activewear Inc. (“Gildan”) entered into a definitive agreement (the “Merger Agreement”) under which Gildan will acquire the Company through a series of transactions (the “Transactions”). Pursuant to the Transactions, Gildan will acquire all of the outstanding shares of common stock of the Company in exchange for 0.102 common shares of Gildan and $0.80 in cash for each share of the Company’s common stock. The consummation of the Transactions is subject to certain conditions, including approval by the Company’s stockholders, regulatory approvals, and the Gildan common shares to be issued in connection with the Transactions being approved for listing on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”).
If the Merger Agreement is terminated under specified circumstances, the Company may be required to pay Gildan a termination fee of $67,500 in cash (the “Hanesbrands Termination Fee”). If the Merger Agreement is terminated by either party due to failure to obtain approval by the Company’s stockholders, the Company will reimburse Gildan for its expenses in an amount up to $17,500. If the Hanesbrands Termination Fee subsequently becomes payable, any previously paid expense reimbursement amount will be deducted from the amount of the Hanesbrands Termination Fee.
The Transactions are expected to close in late 2025 or early 2026. If the Transactions are consummated, the Company’s common stock will be delisted from the NYSE and deregistered under the Exchange Act.
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
During the quarter ended September 27, 2025, the Company completed its annual quantitative impairment analysis for each reporting unit and the respective goodwill balances. While it was determined that no impairment existed for the goodwill balances as of the quarter ended September 27, 2025, the Company noted a meaningful decline in the fair value cushion above the carrying value for the Australia reporting unit. The decline in the Australia reporting unit was driven by continued macroeconomic pressures impacting consumer spending which resulted in a fair value cushion that exceeded its carrying value by approximately 10% at the time the analysis was performed. As a result, the goodwill associated with this reporting unit is considered to be at a higher risk for future impairment if economic conditions worsen or earnings and operating cash flows do not recover as currently estimated by management. As of September 27, 2025, the carrying value of the goodwill balance associated with the Australia reporting unit was $237,814, which is reflected in the “Goodwill” line in the Condensed Consolidated Balance Sheets.
The Company also completed its annual quantitative impairment analysis for certain indefinite-lived intangible assets during the quarter ended September 27, 2025. While it was determined that no impairment existed for the indefinite-lived intangible assets during the quarter ended September 27, 2025, the Company noted a meaningful decline in the fair value cushion above the carrying value for one of the indefinite-lived trademarks within the Australian business and one of the indefinite-lived trademarks within the U.S. business. Within the Australian business, the decline in the trademark fair value was driven by continued macroeconomic pressures impacting consumer spending in Australia and resulted in a fair value that approximated the carrying value at the time the analysis was performed. Within the U.S. business, the decline in the trademark fair value was driven by macroeconomic pressures within the intimate apparel business and resulted in a fair value cushion that exceeded the carrying value by approximately 10% at the time the analysis was performed. As a result, both of these trademarks are considered to be at a higher risk for future impairment if economic conditions worsen or earnings and operating cash flows do not recover as currently estimated by management. As of September 27, 2025, the carrying values of certain trademarks within the Australian business and the U.S. business were $230,400 and $208,900, respectively, which are reflected in the “Trademarks and other identifiable intangibles, net” line in the Condensed Consolidated Balance Sheets.
Although the Company determined that no impairment existed for the Company's goodwill or indefinite-lived intangible assets as of September 27, 2025, these assets could be at risk for future impairment due to changes in the Company’s business or global economic conditions.
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
Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The new accounting rules require entities to begin capitalizing internal-use software when management has authorized and committed to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. The new accounting rules will be effective for the Company beginning in interim and annual periods in 2028. Early adoption is permitted. This ASU can be adopted using either (i) a prospective transition approach (ii) a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption or (iii) a retrospective transition approach. The Company is currently assessing the impact of this guidance on the Company’s financial condition, results of operations and disclosures.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(3)    Assets and Liabilities of Businesses Held for Sale
Assets and liabilities of businesses classified as held for sale in the Condensed Consolidated Balance Sheets consist of the following:

	September 27, 2025	December 28, 2024	September 28, 2024
Global Champion business - discontinued operations	$—	$38,841	$403,651
Champion Japan business - discontinued operations	72,603	61,589	84,223
Current assets held for sale	$72,603	$100,430	$487,874

Global Champion business - discontinued operations	$—	$31,935	$895,902
Champion Japan business - discontinued operations	23,966	27,658	29,894
Noncurrent assets held for sale	$23,966	$59,593	$925,796

Global Champion business - discontinued operations	$—	$10,716	$215,949
Champion Japan business - discontinued operations	69,298	32,274	29,494
Current liabilities held for sale	$69,298	$42,990	$245,443

Global Champion business - discontinued operations	$—	$11,488	$90,877
Champion Japan business - discontinued operations	10,536	21,099	22,315
Noncurrent liabilities held for sale	$10,536	$32,587	$113,192
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Global Champion Business
In the second quarter of 2024, the Company announced that it had reached an agreement to sell the intellectual property and certain operating assets of the global Champion business to Authentic Brands Group LLC (“Authentic”). Pursuant to the agreement, as amended, the Company completed the Initial Closing for the sale of the intellectual property and certain operating assets of the global Champion business to Authentic in the fourth quarter of 2024 on September 30, 2024 in exchange for gross cash proceeds of $857,450 and a receivable of $12,162, of which $4,968 was received during the nine months ended September 27, 2025. In addition, the Company has the potential to receive additional contingent cash consideration of up to $300,000 pursuant to the agreement. The Company continued to operate the Deferred Business through a transition period that ended on January 31, 2025. On January 31, 2025, the Company completed the Deferred Closing for the sale of the Deferred Business. The Company continued certain sales from its supply chain to Authentic and the applicable service recipients on a transitional basis after the sale of the business under a manufacturing and supply agreement that was signed as part of closing the transaction. Additionally, the Company entered into a transitional services agreement pursuant to which the Company provided transitional services including information technology, human resources, finance and accounting services. The Company will continue to provide these services to Authentic and the applicable service recipients over a period of approximately 12 months from the completion of the Initial Closing. The sales and the related profit are included in continuing operations in the Condensed Consolidated Statements of Operations and in Other in Note “Business Segment Information”. The related receivables from Authentic or the applicable service recipients are included in “Trade accounts receivable, net” and “Other current assets” in the Condensed Consolidated Balance Sheets for all periods presented.
On January 31, 2025, the Company completed the Deferred Closing and received gross cash proceeds of $31,020 inclusive of fee reimbursements and other adjustments resulting in net cash proceeds of $29,713. During the quarter ended September 27, 2025, the Company had no further adjustments recognized for the Deferred Close. During the nine months ended September 27, 2025, the Company recognized a loss of $6,093 as the Company finalized the Deferred Close and recognized post-close working capital and proceed adjustments. This loss was recorded in “(Gain) loss on sale of businesses and classification of assets held for sale” within discontinued operations.
The following table reconciles the net proceeds received from the Deferred Closing for the nine months ended September 27, 2025, which are reported in the “Proceeds from disposition of businesses” line within investing activities in the Condensed Consolidated Statements of Cash Flows, to the loss recognized on the global Champion business, which is reported in the “Loss on sale of businesses and classification of assets held for sale” line within operating activities in the Condensed Consolidated Statements of Cash Flows:

Nine Months Ended September 27, 2025
Net cash proceeds received	$29,713
Less: Net carrying value of deferred businesses	(29,528)
Less: Working capital and proceed adjustments	(6,278)
Loss on global Champion business	$(6,093)
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
Upon meeting the criteria for held-for-sale classification in the second quarter of 2024, which qualified as a triggering event, the Company performed an impairment analysis of the goodwill associated with the Company’s U.S.-based outlet store business, which resulted in a non-cash impairment charge of $2,500 in the nine months ended September 28, 2024. Additionally, in the second quarter of 2024, the Company recorded a valuation allowance against the net assets held for sale, which were primarily current assets, to adjust the carrying value of the U.S.-based outlet store business to the estimated fair value less costs of disposal. In the quarter and nine months ended September 28, 2024, the Company recorded a non-cash gain of $741 and a non-cash charge of $50,330, respectively. These amounts are reported as "(Gain) loss on sale of businesses and classification of assets held for sale - U.S.-based outlet store business" for the quarter and nine months ended September 28, 2024 in the summarized discontinued operations financial information below.
The operations of the U.S.-based outlet store business were reported in Other in Note “Business Segment Information” prior to its reclassification to discontinued operations.
Champion Japan Business
The sale of the intellectual property and certain operating assets of the global Champion business, which occurred in the fourth quarter of 2024 and the first quarter of 2025, both of which excluded the Champion Japan business. In December 2024, the Company finalized plans to exit the Champion Japan business and expects to complete the sale of the business within the current fiscal year. The Company determined that the exit of the Champion Japan business represented a component of the single strategic plan that included the global Champion and U.S.-based outlet store businesses, which met held-for-sale and discontinued operations accounting criteria in 2024. Accordingly, the Company began to separately report the results of Champion Japan business as discontinued operations in its Condensed Consolidated Statements of Operations and to present the related assets and liabilities as held for sale in its Condensed Consolidated Balance Sheets in the fourth quarter of 2024. These changes have been applied to all periods presented. The Company will continue to operate the Champion Japan business as a licensee of Authentic pursuant to the terms of a license agreement entered into at the Initial Closing until the sale of the Champion Japan business is completed. The operations of the Champion Japan business were previously reported in the International segment.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Financial Results of Discontinued Operations
The operating results of discontinued operations only reflect revenues and expenses that are directly attributable to the global Champion, U.S.-based outlet store and Champion Japan businesses (the “Discontinued Operations”) that have been eliminated from continuing operations. Discontinued operations does not include any allocation of corporate overhead expense. The Company did not allocate interest expense to discontinued operations in the quarter ended September 27, 2025 and allocated interest expense to discontinued operations of approximately $17,124 in the quarter ended September 28, 2024. The Company allocated interest expense to discontinued operations of approximately $223 and $52,786 in the nine months ended September 27, 2025 and September 28, 2024, respectively, resulting from the requirement to pay down a portion of the Company’s outstanding term debt under the Senior Secured Credit Facility with the net proceeds from the sale of the global Champion business. Interest expense was allocated to the global Champion business on a pro-rata basis for the expected amount of debt required to be repaid under the Senior Secured Credit Facility, compared to the total outstanding term debt subject to the repayment requirement. There was no interest allocated to the discontinued operations of the U.S.-based outlet store business or the Champion Japan business. The key components of the operating results of the Discontinued Operations are as follows:

	Quarters Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$28,964	$480,272	$95,248	$1,271,798
Cost of sales	18,183	316,950	71,429	884,514
Gross profit	10,781	163,322	23,819	387,284
Selling, general and administrative expenses	10,915	134,813	43,988	433,773
Impairment of goodwill	—	—	—	2,500
(Gain) loss on sale of businesses and classification of assets held for sale	—	(741)	6,093	50,330
Operating profit (loss)	(134)	29,250	(26,262)	(99,319)
Other expenses	141	161	511	540
Interest expense, net	52	15,400	469	47,090
Gain (loss) from discontinued operations before income taxes	(327)	13,689	(27,242)	(146,949)
Income tax expense	844	8,460	1,413	16,939
Gain (loss) from discontinued operations, net of tax	$(1,171)	$5,229	$(28,655)	$(163,888)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Assets and liabilities of discontinued operations of the global Champion, U.S.-based outlet store and Champion Japan businesses classified as held for sale in the Condensed Consolidated Balance Sheets as of September 27, 2025, December 28, 2024 and September 28, 2024 consist of the following:

	September 27, 2025	December 28, 2024	September 28, 2024
Cash and cash equivalents	$500	$500	$10,110
Trade accounts receivable, net	36,652	32,122	174,607
Inventories	28,475	63,058	277,429
Other current assets	6,976	14,681	39,707
Valuation allowance - Global Champion Business Deferred Closing	—	(8,554)	—
Valuation allowance - U.S.-based outlet store business	—	(1,377)	(13,979)
Current assets held for sale - discontinued operations	72,603	100,430	487,874
Property, net	1,627	10,585	55,581
Right-of-use assets	12,963	39,137	127,108
Trademarks and other identifiable intangibles, net	—	273	272,761
Goodwill	5,185	4,907	452,123
Deferred tax assets	—	—	5,848
Other noncurrent assets	4,191	4,691	12,375
Noncurrent assets held for sale - discontinued operations	23,966	59,593	925,796
Total assets of discontinued operations	$96,569	$160,023	$1,413,670
Accounts payable	$49,849	$15,139	$130,156
Accrued liabilities	15,259	14,640	79,816
Lease liabilities	4,190	13,211	35,471
Current liabilities held for sale - discontinued operations	69,298	42,990	245,443
Lease liabilities - noncurrent	4,669	24,771	90,196
Pension and postretirement benefits	2,963	4,983	5,627
Other noncurrent liabilities	2,904	2,833	17,369
Noncurrent liabilities held for sale - discontinued operations	10,536	32,587	113,192
Total liabilities of discontinued operations	$79,834	$75,577	$358,635
The cash flows related to the discontinued operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows. The following table presents cash flow and non-cash information for the Discontinued Operations:

	Quarters Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Depreciation	$—	$200	$—	$7,321
Amortization	$—	$—	$—	$5,453
Capital expenditures	$—	$945	$—	$5,196
Impairment of goodwill	$—	$—	$—	$2,500
Inventory write-down charges, net of recoveries	$—	$(4,135)	$—	$62,128
(Gain) loss on sale of businesses and classification of assets held for sale	$—	$(741)	$6,093	$50,330
Capital expenditures included in accounts payable at end of period	$—	$552	$—	$552

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(4)    Revenue Recognition
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Quarters Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Wholesale	$747,577	$786,379	$2,218,035	$2,267,017
Owned retail stores and websites	104,325	114,500	327,497	351,723
Other	39,781	(512)	97,624	229
Total net sales	$891,683	$900,367	$2,643,156	$2,618,969
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
(5)    Stockholders’ Equity
Basic earnings (loss) per share was computed by dividing net income (loss) by the number of weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share was calculated to give effect to all potentially issuable dilutive shares of common stock using the treasury stock method. In the nine months ended September 28, 2024, all potentially dilutive securities were excluded from the diluted weighted average share calculation because the Company incurred a net loss for the nine months ended and their inclusion would be anti-dilutive.
The weighted average number of shares used in the basic and diluted earnings (loss) per share calculation is as follows:

	Quarters Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Basic weighted average shares outstanding	354,183	352,107	353,914	351,891
Effect of potentially dilutive securities:
Restricted stock units	2,891	2,727	2,857	—
Employee stock purchase plan and other	5	5	5	—
Diluted weighted average shares outstanding	357,079	354,839	356,776	351,891

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The following securities were excluded from the diluted weighted average share calculation because their effect would be anti-dilutive:

	Quarters Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Stock options	250	250	250	250
Restricted stock units	2,643	553	2,331	1,783
Employee stock purchase plan and other	—	—	—	5
On February 2, 2022, the Company’s Board of Directors approved a share repurchase program for up to $600,000 of shares to be repurchased in open market transactions or privately negotiated transactions, subject to market conditions, legal requirements and other factors. This program expired on December 28, 2024. While the Company’s Board of Directors has not approved a new share repurchase program, share repurchases and dividends are not prohibited under the Senior Secured Credit Facility, as amended. Share repurchases and the amount of any dividends, if declared, will be subject to the Company’s actual future earnings, capital requirements, regulatory restrictions, debt covenants, other contractual restrictions and to the discretion of the Company’s Board of Directors. The Company did not repurchase any shares in the quarters and nine months ended September 27, 2025 and September 28, 2024. See Note “Debt” for additional information.
(6)    Inventories
Inventories consisted of the following:

	September 27, 2025	December 28, 2024	September 28, 2024
Raw materials	$40,517	$43,243	$47,260
Work in process	60,796	63,436	71,284
Finished goods	889,640	764,365	778,626
	$990,953	$871,044	$897,170

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
The Company sold total trade accounts receivable related to Company sponsored programs of $430,804 and $450,607 during the quarters ended September 27, 2025 and September 28, 2024, respectively, and $1,261,745 and $1,317,620 during the nine months ended September 27, 2025 and September 28, 2024, respectively, and removed the trade accounts receivable from the Company’s Condensed Consolidated Balance Sheets at the time of sale. As of September 27, 2025, December 28, 2024 and September 28, 2024, $425,574, $383,878 and $430,653, respectively, of the sold trade accounts receivable remain outstanding with the financial institutions as a result of the related servicing obligation. Collections of accounts receivable not yet submitted to the financial institutions are remitted within one week of collection and recognized within the “Accounts payable” line of the Condensed Consolidated Balance Sheets. As these funds are related to the ongoing service agreement and do not serve in a financing capacity, cash flows collected from customers and submitted to the financial institutions are recognized in the Condensed Consolidated Statements of Cash Flows as part of operating cash flows.
The Company recognized total funding fees of $5,326 and $6,352 during the quarters ended September 27, 2025 and September 28, 2024, respectively, and $16,392 and $20,066 during the nine months ended September 27, 2025 and September 28, 2024, respectively, for sales of trade accounts receivable to financial institutions and working capital programs in the “Other expenses” line in the Condensed Consolidated Statements of Operations.
Supplier Finance Program Obligations
The Company reviews supplier terms and conditions on an ongoing basis and has negotiated payment term extensions in recent years in connection with its efforts to effectively manage working capital and improve cash flow. Separate from these payment term extension actions noted above, the Company and certain financial institutions facilitate voluntary supplier finance programs that enable participating suppliers the ability to request payment of their invoices from the financial institutions earlier than the terms stated in the Company’s payment policy. The Company is not a party to the arrangements between the suppliers and the financial institutions and its obligations to suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ participation in the supplier finance programs. The Company’s payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. The Company has no economic interest in a supplier’s decision to participate in the supplier finance programs and has no financial impact in connection with the supplier finance programs. Accordingly, obligations under these programs continue to be trade payables and are not indicative of borrowing arrangements. As of September 27, 2025, December 28, 2024 and September 28, 2024, the amounts due to suppliers participating in supplier finance programs totaled $103,954, $106,543 and $114,762, respectively, which are included in the “Accounts Payable” line of the Condensed Consolidated Balance Sheets.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(8)    Debt
Debt consisted of the following:

	Interest Rate as of September 27, 2025	Principal Amount		Maturity Date
		September 27, 2025	December 28, 2024
Senior Secured Credit Facility:
Revolving Loan Facility	5.97%	$162,500	$—	March 2030
Term Loan A	5.91%	397,500	403,070	March 2030
Term Loan B	6.91%	1,097,250	300,197	March 2032
9.000% Senior Notes	9.00%	600,000	600,000	February 2031
4.875% Senior Notes	—%	—	900,000	-
Accounts Receivable Securitization Facility	5.72%	109,000	95,000	May 2026
		2,366,250	2,298,267
Less long-term debt issuance costs and debt discount		24,334	17,210
Less current maturities		135,250	95,000
		$2,206,666	$2,186,057
As of September 27, 2025 the Company’s primary financing arrangements were the Senior Secured Credit Facility, the 9.000% senior notes (the “9.000% Senior Notes”) and the accounts receivable securitization facility (the “ARS Facility”). The outstanding balances at September 27, 2025 and December 28, 2024 are reported in the “Accounts Receivable Securitization Facility”, “Current portion of long-term debt” and “Long-term debt” lines in the Condensed Consolidated Balance Sheets.
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
In March 2025, the redemption of the 4.875% Senior Notes required payment of a make-whole premium of $1,394 and the Company incurred non-cash charges of $7,669 for the write-off of unamortized debt issuance costs related to the refinancing of the Senior Secured Credit Facility. Additionally, the Company incurred fees of $19,575 related to the refinancing of the Senior Secured Credit Facility, of which $821 was charged to expense and $18,754 was capitalized as debt issuance costs. The Company also capitalized a debt discount of $2,750 related to the Term Loan B Facility. The capitalized debt issuance costs and debt discount will be amortized into interest expense over the respective terms of the debt instruments. The make-whole premium payment, debt issuance costs write-off and fees charged to expense resulted in charges of $9,884 in 2025, which is reported in the “Other expenses” line in the Condensed Consolidated Statements of Operations. The cash payments for the make-whole premium and fees capitalized as debt issuance costs are reported in “Net cash from financing activities” in the Condensed Consolidated Statements of Cash Flows. The cash payments for third party and legal fees charged to expense are reported in “Net cash from operating activities” in the Condensed Consolidated Statements of Cash Flows.

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
Other Debt Related Activity
As of September 27, 2025, the Company had $584,564 of borrowing availability under the $750,000 Revolving Loan Facility after taking into account $2,936 of standby and trade letters of credit issued and outstanding under this facility.
The ARS Facility, which was entered into in November 2007, was amended in May 2025 which extended the maturity date to May 2026 and reduced the 2025 quarterly fluctuating facility limit to $85,000 in the first and second quarters and $115,000 in the third and fourth quarters only to the extent that the face value of the receivables in the collateral pool, net of applicable concentrations, reserves and other deductions, exceeds the outstanding loans. Additionally, the amendment created three pricing tiers based on a consolidated total net leverage ratio. As of September 27, 2025, the quarterly fluctuating facility limit was $115,000, the maximum borrowing capacity was $115,000, and the Company had $6,000 of borrowing availability under the ARS Facility.
The Company had $949 of borrowing capacity under other international credit facilities after taking into account outstanding borrowings at September 27, 2025. The Company had $9,849 of international letters of credit outstanding at September 27, 2025. Available liquidity for other international credit facilities is reduced for any outstanding international letters of credit. The international letters of credit are not outstanding under any specific credit facility and do not reduce actual borrowing capacity under the specific credit facilities.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
As of September 27, 2025, the Company was in compliance with all financial covenants under its credit facilities and other outstanding indebtedness. Under the terms of its Senior Secured Credit Facility, among other financial and non-financial covenants, the Company is required to maintain a minimum interest coverage ratio and a maximum leverage ratio as described above, each of which is defined in the Senior Secured Credit Facility. The method of calculating all the components used in the covenants is included in the Senior Secured Credit Facility.
(9)    Income Taxes
In the quarter ended September 27, 2025, income tax benefit was $219,548 resulting in an effective income tax rate of (419.3)% and in the quarter ended September 28, 2024, income tax expense was $11,430 resulting in an effective income tax rate of 31.6%. In the nine months ended September 27, 2025, income tax benefit was $201,771 resulting in an effective income tax rate of (118.8)% and in the nine months ended September 28, 2024, income tax expense was $31,486 resulting in an effective income tax rate of (28.1)%. The Company's effective tax rates for the quarter and nine months ended September 27, 2025 primarily differ from the U.S. statutory rate due to the release of valuation allowances recorded against U.S. deferred tax assets. The Company’s effective tax rates for the quarter and nine months ended September 28, 2024 primarily differ from the U.S. statutory rate due to valuation allowances against certain net deferred tax assets. The Company had favorable discrete items of $227,356 and $226,083 for the quarter and nine months ended September 27, 2025, respectively and had unfavorable discrete items of $1,198 and favorable discrete items of $424 for the quarter and nine months ended September 28, 2024, respectively.
As of September 27, 2025, the Company released valuation allowances of $240,974 recorded against its beginning of year U.S. deferred tax assets. A valuation allowance release indicates that it is more likely than not that the deferred tax assets will be realized. The Company regularly assesses the need for a valuation allowance on its deferred tax assets. In making this assessment the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of all available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. As of September 27, 2025, based on the Company’s analysis of all positive and negative evidence, the Company concluded it is more-likely-than-not that a significant portion of its U.S. federal and certain U.S. state deferred tax assets will be realizable based on our current and anticipated future earnings. When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as discrete tax benefit in the interim period. The release of these valuation allowances resulted in a discrete tax benefit of $225,499 for the quarter and nine months ended September 27, 2025. The Company continues to maintain a valuation allowance on certain U.S federal, U.S. state, and foreign deferred tax assets which do not meet the more-likely-than-not realization criterion. The Company monitors the need for a valuation allowance against its deferred tax assets on a quarterly basis.
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
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA” or “the Bill”) into law. The Bill contains a broad range of tax reform provisions, which include the extension and modification of certain provisions of the Tax Cuts and Jobs Act, immediate expensing of domestic research and development expenditures, the restoration of 100% bonus depreciation, and an EBITDA-based interest expense limitation with various effective dates beginning in 2025. The Company has considered the impact of the OBBBA on the Company’s annual effective tax rate. These provisions did not have a material impact to income taxes in the Company’s condensed consolidated financial statements for the quarter or nine months ended September 27, 2025.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(10)    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at June 28, 2025	$(285,429)	$(2,726)	$(383,425)	$146,953	$(524,627)
Amounts reclassified from accumulated other comprehensive loss	—	(1,230)	3,575	36	2,381
Current-period other comprehensive income (loss) activity	1,993	(395)	20	(119)	1,499
Total other comprehensive income (loss)	1,993	(1,625)	3,595	(83)	3,880

Balance at September 27, 2025	$(283,436)	$(4,351)	$(379,830)	$146,870	$(520,747)

	Cumulative Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at December 28, 2024	$(334,306)	$2,595	$(390,521)	$145,010	$(577,222)
Amounts reclassified from accumulated other comprehensive loss	—	(2,998)	10,744	871	8,617
Current-period other comprehensive income (loss) activity	50,870	(3,948)	(53)	989	47,858
Total other comprehensive income (loss)	50,870	(6,946)	10,691	1,860	56,475

Balance at September 27, 2025	$(283,436)	$(4,351)	$(379,830)	$146,870	$(520,747)

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at June 29, 2024	$(261,663)	$5,781	$(410,318)	$146,609	$(519,591)
Amounts reclassified from accumulated other comprehensive loss	—	(4,336)	3,863	520	47
Current-period other comprehensive income (loss) activity	53,550	(8,242)	702	29	46,039
Total other comprehensive income (loss)	53,550	(12,578)	4,565	549	46,086

Balance at September 28, 2024	$(208,113)	$(6,797)	$(405,753)	$147,158	$(473,505)

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at December 30, 2023	$(213,482)	$(5,967)	$(419,835)	$146,973	$(492,311)
Amounts reclassified from accumulated other comprehensive loss	—	(11,500)	13,251	1,646	3,397
Current-period other comprehensive income (loss) activity	5,369	10,670	831	(1,461)	15,409
Total other comprehensive income (loss)	5,369	(830)	14,082	185	18,806

Balance at September 28, 2024	$(208,113)	$(6,797)	$(405,753)	$147,158	$(473,505)
(1)Cumulative Translation Adjustment includes translation adjustments and net investment hedges. See Note “Financial Instruments and Risk Management” for additional disclosures about net investment hedges.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification from AOCI	Amount of Reclassification from AOCI into Net Income (Loss)
		Quarters Ended		Nine Months Ended
		September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Gain on forward foreign exchange contracts designated as cash flow hedges	Cost of sales	$1,571	$873	$4,467	$2,739
	Income tax	(414)	(296)	(1,144)	(898)
	Gain (loss) from discontinued operations, net of tax	—	563	21	1,407
	Net of tax	1,157	1,140	3,344	3,248
Gain (loss) on interest rate contracts designated as cash flow hedges	Interest expense, net	(341)	2,680	(1,491)	6,838
	Income tax	374	—	374	—
	Net of tax	33	2,680	(1,117)	6,838
Amortization of deferred actuarial loss and prior service cost and settlement cost	Other expenses	(3,575)	(3,863)	(10,744)	(13,251)
	Income tax	4	(4)	(100)	(232)
	Net of tax	(3,571)	(3,867)	(10,844)	(13,483)

Total reclassifications		$(2,381)	$(47)	$(8,617)	$(3,397)

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

	Hedge Type	September 27, 2025	December 28, 2024
U.S. dollar equivalent notional amount of derivative instruments:
Forward foreign exchange contracts	Cash Flow and Mark to Market	$169,002	$154,310
Interest rate contracts	Cash Flow	$200,000	$—
Fair Values of Derivative Instruments
The fair values of derivative instruments related to forward foreign exchange contracts and interest rate contracts recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		September 27, 2025	December 28, 2024
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	$257	$4,431
Interest rate contracts	Other current assets	113	—
Forward foreign exchange contracts	Other noncurrent assets	8	361
Interest rate contracts	Other noncurrent assets	145	—
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	175	3,941
Total derivative assets		698	8,733

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(1,480)	(41)
Forward foreign exchange contracts	Other noncurrent liabilities	(78)	—
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(1,927)	(20)
Total derivative liabilities		(3,485)	(61)

Net derivative asset (liability)		$(2,787)	$8,672

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
In March 2023, the Company entered into an interest rate contract with a total notional amount of $900,000, which amortized down to $600,000 on March 31, 2025. The Company designated this interest rate contract, which matures on March 31, 2026, to hedge the variability in contractually specified interest rates above 50 basis points associated with future interest payments on a portion of the Company’s variable-rate term loans to lock in certainty of future cash flows. In October 2024, in connection with the pay down of term debt related to the Initial Closing of the sale of the global Champion business, the Company terminated the interest rate contract, which had a remaining loss in AOCI of $4,155 on the termination date that will be amortized into earnings through the original contract maturity date of March 31, 2026. In April 2025, the Company entered into two interest rate swap contacts with a total notional amount of $200,000, which will mature on April 2027. The Company designated these contracts to hedge the variability associated with future interest payment on a portion of the Company’s variable-rate debts, which is over and above the $600,000 from unhedged interest rate contract until its original termination date of March 2026, to lock in certainty of future cash flows.
The Company expects to reclassify into earnings during the next 12 months a net loss from AOCI of approximately $3,169. The Company is hedging exposure to the variability in future foreign currency-denominated cash flows for forecasted transactions over the next 17 months and the variability in future interest payments on debt over the next 18 months. The Company also expects the amortization of AOCI related to the interest rate contract over the next 6 months.
The effect of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
	Quarters Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Forward foreign exchange contracts	$(598)	$(2,100)	$(4,772)	$3,200
Interest rate contracts	203	(6,142)	824	7,470
Total	$(395)	$(8,242)	$(3,948)	$10,670

	Location of Gain (Loss) Reclassified from AOCI	Amount of Gain (Loss) Reclassified from AOCI into Net Income (Loss)
		Quarters Ended		Nine Months Ended
		September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Forward foreign exchange contracts(1)	Cost of sales	$1,571	$873	$4,467	$2,739
Forward foreign exchange contracts(1)	Gain (loss) from discontinued operations, net of tax	—	783	22	1,923
Interest rate contracts	Interest expense, net	(341)	2,680	(1,491)	6,838
Total		$1,230	$4,336	$2,998	$11,500

(1)The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded:

	Quarters Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Cost of sales	$528,233	$526,890	$1,551,081	$1,649,716
Selling, general and administrative expenses	$255,922	$279,440	$749,981	$903,005
Interest expense, net	$47,116	$48,542	$137,971	$149,404
Gain (loss) from discontinued operations, net of tax	$(1,171)	$5,229	$(28,655)	$(163,888)
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
In July 2019, the Company also designated the full amount of its 3.5% Senior Notes with a carrying value of €500,000, which was a nonderivative financial instrument, as a hedge of a portion of the beginning balance of the Company’s European net investment. As of April 1, 2021, the Company reduced the amount of its 3.5% Senior Notes designated in the European net investment hedge from €500,000 to €200,000. In February 2023, in connection with the redemption of the 3.5% Senior Notes, the Company de-designated the remainder of the 3.5% Senior Notes in the European net investment hedge and unwound these cross-currency swap contracts. Upon settlement, there was a cumulative gain of $5,525 from the designated portion of the 3.5% Senior Notes and a cumulative gain of $19,001 from the cross-currency swap contracts that have remained in cumulative translation adjustment, a component of AOCI. Both have been released into earnings at the completion of the Initial Closing of the global Champion business in the fourth quarter of 2024. The Company had no derivative or nonderivative financial instruments designated as net investment hedges as of September 27, 2025 or December 28, 2024.
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
The effect of derivative instruments not designated as hedges on the Condensed Consolidated Statements of Operations is as follows:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Net Income (Loss)
		Quarters Ended		Nine Months Ended
		September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Forward foreign exchange contracts	Cost of sales	$667	$(1,156)	$(6,842)	$(428)
Forward foreign exchange contracts	Gain (loss) from discontinued operations, net of tax	—	(2,676)	—	(143)
Total		$667	$(3,832)	$(6,842)	$(571)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(12)    Fair Value of Assets and Liabilities
As of September 27, 2025 and December 28, 2024, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to forward foreign exchange derivative contracts and deferred compensation plan liabilities. The fair values of forward foreign exchange derivative contracts are determined using the cash flows of the forward contracts, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plan liabilities is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value or disclosed on a quarterly recurring basis.
There were no changes during the quarter and nine months ended September 27, 2025 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of and during the quarter and nine months ended September 27, 2025, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis or non-recurring basis.
The following tables set forth by level within the fair value hierarchy of the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of September 27, 2025
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$440	$—	$440	$—
Interest rate contracts - assets	258	—	258	—
Forward foreign exchange contracts - liabilities	(3,485)	—	(3,485)	—
Total derivative contracts	(2,787)	—	(2,787)	—
Deferred compensation plan liability	(11,706)	—	(11,706)	—
Total	$(14,493)	$—	$(14,493)	$—

	Assets (Liabilities) at Fair Value as of December 28, 2024
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$8,733	$—	$8,733	$—
Forward foreign exchange contracts - liabilities	(61)	—	(61)	—
Total derivative contracts	8,672	—	8,672	—
Deferred compensation plan liability	(12,987)	—	(12,987)	—
Total	$(4,315)	$—	$(4,315)	$—
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximated fair value as of September 27, 2025 and December 28, 2024. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $20,110 and $21,120 as of September 27, 2025 and December 28, 2024, respectively. The fair value of debt, which is classified as a Level 2 liability, was $2,403,942 and $2,326,202 as of September 27, 2025 and December 28, 2024, respectively. Debt had a carrying value of $2,366,250 and $2,298,267 as of September 27, 2025 and December 28, 2024, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions.

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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Quarter Ended
	September 27, 2025
	U.S.	International	Total
Segment net sales	$647,531	$204,371	$851,902
Reconciliation of net sales:
Other net sales			39,781
Total net sales			891,683
Less(1):
Media, advertising and promotion	41,626	9,111	50,737
Distribution	41,444	16,876	58,320
Other segment costs(2)	420,462	157,585	578,047
Total segment operating profit	143,999	20,799	164,798
Reconciliation of operating profit:
Other profit			1,416
General corporate expenses			(46,737)
Restructuring and other action-related charges			(8,280)
Amortization of intangibles			(3,669)
Total operating profit			107,528
Other expenses			(8,053)
Interest expense, net			(47,116)
Income (loss) from continuing operations before income taxes			$52,359
(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)    Other segment costs include cost of sales, marketing, selling and other administrative expenses.

	Quarter Ended
	September 28, 2024
	U.S.	International	Total
Segment net sales	$678,345	$222,410	$900,755
Reconciliation of net sales:
Other net sales			(388)
Total net sales			900,367
Less(1):
Media, advertising and promotion	39,081	8,828	47,909
Distribution	44,086	17,198	61,284
Other segment costs(2)	445,541	168,680	614,221
Total segment operating profit	149,637	27,704	177,341
Reconciliation of operating profit:
Other loss			(1,989)
General corporate expenses			(58,449)
Restructuring and other action-related charges			(18,945)
Amortization of intangibles			(3,921)
Total operating profit			94,037
Other expenses			(9,343)
Interest expense, net			(48,542)
Income (loss) from continuing operations before income taxes			$36,152
(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)    Other segment costs include cost of sales, marketing, selling and other administrative expenses.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Nine Months Ended
	September 27, 2025
	U.S.	International	Total
Segment net sales	$1,919,239	$625,863	$2,545,102
Reconciliation of net sales:
Other net sales			98,054
Total net sales			2,643,156
Less(1):
Media, advertising and promotion	103,350	28,475	131,825
Distribution	125,085	52,047	177,132
Other segment costs(2)	1,251,008	477,796	1,728,804
Total segment operating profit	439,796	67,545	507,341
Reconciliation of operating profit:
Other profit			8,233
General corporate expenses			(154,337)
Restructuring and other action-related charges			(8,198)
Amortization of intangibles			(10,945)
Total operating profit			342,094
Other expenses			(34,348)
Interest expense, net			(137,971)
Income (loss) from continuing operations before income taxes			$169,775
(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)    Other segment costs include cost of sales, marketing, selling and other administrative expenses.

	Nine Months Ended
	September 28, 2024
	U.S.	International	Total
Segment net sales	$1,962,390	$655,494	$2,617,884
Reconciliation of net sales:
Other net sales			1,085
Total net sales			2,618,969
Less(1):
Media, advertising and promotion	100,956	25,763	126,719
Distribution	129,433	53,504	182,937
Other segment costs(2)	1,325,887	501,485	1,827,372
Total segment operating profit	406,114	74,742	480,856
Reconciliation of operating profit:
Other loss			(1,438)
General corporate expenses			(177,353)
Restructuring and other action-related charges			(222,948)
Amortization of intangibles			(12,869)
Total operating profit			66,248
Other expenses			(29,021)
Interest expense, net			(149,404)
Income (loss) from continuing operations before income taxes			$(112,177)
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
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company incurred restructuring and other action-related charges that were reported in the following lines in the Condensed Consolidated Statements of Operations:

	Quarters Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Cost of sales	$255	$1,117	$(3,520)	$89,941
Selling, general and administrative expenses	8,025	17,828	11,718	133,007
Total included in operating profit	8,280	18,945	8,198	222,948
Other expenses	—	—	9,979	—
Total included in income (loss) from continuing operations before income taxes	8,280	18,945	18,177	222,948
Income tax (expense) benefit	227,732	—	227,732	—
Total restructuring and other action-related charges (benefits) included in income (loss) from continuing operations	$(219,452)	$18,945	$(209,555)	$222,948
The components of restructuring and other action-related charges were as follows:

	Quarters Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Restructuring and other action-related charges:
Professional services	$3,119	$8,271	$6,485	$12,704
Headcount actions and related severance	(283)	(1,245)	(1,102)	17,853
Supply chain restructuring and consolidation	731	10,710	(2,513)	169,624
Corporate asset impairment charges	—	—	—	20,107
Other	4,713	1,209	5,328	2,660
Total included in operating profit	8,280	18,945	8,198	222,948
Loss on extinguishment of debt included in other expenses	—	—	9,979	—
Total included in income (loss) from continuing operations before income taxes	8,280	18,945	18,177	222,948
Discrete tax (expense) benefit	227,732	—	227,732	—
Tax effect on actions	—	—	—	—
Total included in income tax (expense) benefit	227,732	—	227,732	—
Total restructuring and other action-related charges (benefits) included in income (loss) from continuing operations	$(219,452)	$18,945	$(209,555)	$222,948
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
Restructuring and other action-related charges and adjustments within operating profit were $8,280 and $18,945 in the quarters ended September 27, 2025 and September 28, 2024, respectively, and $8,198 and $222,948 in the nine months ended September 27, 2025 and September 28, 2024, respectively, as described in more detail below.
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
•Corporate asset impairment charges primarily represent charges during the nine months ended September 28, 2024 related to a contract termination of $10,395 and impairment of the Company’s headquarters location that was classified as held for sale of $9,712 which were recorded in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Condensed Consolidated Statements of Operations, respectively.
•Other charges in the quarter and nine months ended September 27, 2025, are primarily associated with transaction fees and transition planning charges related to the pending Gildan transactions which were primarily recorded in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations. The remaining restructuring and other action-related charges within operating profit are charges related to real estate initiatives pertaining to the Company’s corporate headquarters move and other restructuring and action-related charges.
In the nine months ended September 27, 2025, the Company recorded charges totaling $9,979 in restructuring and other action-related charges related to the refinancing of the senior secured credit facility and redemption of its 4.875% Senior Notes. The charges, which are recorded in the “Other expenses” line in the Condensed Consolidated Statements of Operations, included a payment of $1,394 for a required make-whole premium related to the redemption of the 4.875% Senior Notes, charges for third party and legal fees of $686 related to the senior secured credit facility refinancing, and non-cash charges of $7,669 for the write-off of the related unamortized debt issuance costs. See Note “Debt” for additional information.
In the nine months ended September 27, 2025, the Company recorded a non-cash discrete tax benefit of $227,732 primarily related to the release of valuation allowances recorded against certain U.S. federal and state deferred tax assets, which is recorded within the “Income tax expense (benefit)” line of the Condensed Consolidated Statements of Operations. As of September 27, 2025, based on the Company’s analysis of all positive and negative evidence, the Company concluded it is more-likely-than-not that a significant portion of its U.S. federal and certain U.S. state deferred tax assets will be realizable based on its current and anticipated future earnings. The Company continues to maintain a valuation allowance on certain U.S federal, U.S. state, and foreign deferred tax assets which do not meet the more-likely-than-not realization criterion. The Company monitors the need for a valuation allowance against its deferred tax assets on a quarterly basis.
At December 28, 2024, the Company had an accrual of $42,175 for expected benefit payments related to actions taken in prior years. During the nine months ended September 27, 2025, the Company approved headcount actions of $330 which were recorded in the “Selling, general and administrative expenses” line, in the Condensed Consolidated Statements of Operations and included in the “Headcount actions and related severance” line in the restructuring and other action-related charges table above. During the nine months ended September 27, 2025, the Company made benefit payments and other adjustments of $24,402, resulting in an ending accrual of $18,103 which is included in the “Accrued liabilities” line of the Condensed Consolidated Balance Sheets at September 27, 2025.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The following table presents segment asset information as of September 27, 2025, December 28, 2024, and September 28, 2024:

	September 27, 2025	December 28, 2024	September 28, 2024
Assets - Inventories:
U.S.	$798,391	$711,323	$726,576
International	192,562	146,190	170,594
The following table presents segment depreciation and amortization expense information for the quarters and nine months ended September 27, 2025 and September 28, 2024:

	Quarters Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Depreciation and amortization expense:
U.S.	$4,874	$15,014	$12,700	$40,085
International	1,587	2,695	6,606	8,332

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Gildan Merger Agreement
On August 13, 2025, we and Gildan Activewear Inc. (“Gildan”) entered into a definitive agreement (the “Merger Agreement”) under which Gildan will acquire us through a series of transactions (the “Transactions”). Pursuant to the Transactions, Gildan will acquire all of the outstanding shares of our common stock in exchange for 0.102 common shares of Gildan and $0.80 in cash for each share of our common stock. The consummation of the Transactions is subject to certain conditions, including approval by our stockholders, regulatory approvals, and the Gildan common shares to be issued in connection with the Transactions being approved for listing on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”).
If the Merger Agreement is terminated under specified circumstances, we may be required to pay Gildan a termination fee of $68 million in cash (the “Hanesbrands Termination Fee”). If the Merger Agreement is terminated by either party due to failure to obtain approval by our stockholders, we will reimburse Gildan for its expenses in an amount up to $18 million. If the Hanesbrands Termination Fee subsequently becomes payable, any previously paid expense reimbursement amount will be deducted from the amount of the Hanesbrands Termination Fee.
The Transactions are expected to close in late 2025 or early 2026. If the Transactions are consummated, our common stock will be delisted from the NYSE and deregistered under the Exchange Act.
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
During the quarter ended September 27, 2025, we completed our annual quantitative impairment analysis for each reporting unit and the respective goodwill balances. While it was determined that no impairment existed for the goodwill balances as of the quarter ended September 27, 2025, we noted a meaningful decline in the fair value cushion above the carrying value for the Australia reporting unit. The decline in the Australia reporting unit was driven by continued macroeconomic pressures impacting consumer spending which resulted in a fair value cushion that exceeded its carrying value by approximately 10% at the time the analysis was performed. As a result, the goodwill associated with this reporting unit is considered to be at a higher risk for future impairment if economic conditions worsen or earnings and operating cash flows do not recover as currently estimated by management. As of September 27, 2025, the carrying value of the goodwill balance associated with the Australia reporting unit was $238 million, which is reflected in the “Goodwill” line in the Condensed Consolidated Balance Sheets.
We also completed our annual quantitative impairment analysis for certain indefinite-lived intangible assets during the quarter ended September 27, 2025. While it was determined that no impairment existed for the indefinite-lived intangible assets during the quarter ended September 27, 2025, we noted a meaningful decline in the fair value cushion above the carrying value for one of the indefinite-lived trademarks within the Australian business and one of the indefinite-lived trademarks within the U.S. business. Within the Australian business, the decline in the trademark fair value was driven by continued macroeconomic pressures impacting consumer spending in Australia and resulted in a fair value that approximated the carrying value at the time the analysis was performed. Within the U.S. business, the decline in the trademark fair value was driven by macroeconomic pressures within the intimate apparel business and resulted in a fair value cushion that exceeded the carrying value by approximately 10% at the time the analysis was performed. As a result, both of these trademarks are considered to be at a higher risk for future impairment if economic conditions worsen or earnings and operating cash flows do not recover as currently estimated by management. As of September 27, 2025, the carrying values of certain trademarks within the Australian business and the U.S. business were $230 million and $209 million, respectively, which are reflected in the “Trademarks and other identifiable intangibles, net” line in the Condensed Consolidated Balance Sheets.
Although we determined that no impairment existed for our goodwill or indefinite-lived intangible assets as of September 27, 2025, these assets could be at risk for future impairment due to changes in our business or global economic conditions.
Global Economy
The global macroeconomic pressures continue to impact our business operations and financial results, as described in more detail under “Condensed Consolidated Results of Operations - Third Quarter Ended September 27, 2025 Compared with Third Quarter Ended September 28, 2024” and “Condensed Consolidated Results of Operations - Nine Months Ended September 27, 2025 Compared with Nine Months Ended September 28, 2024” below, primarily through consumer-demand headwinds and elevated interest rates. Despite the challenging global operating environment, we have been able to balance near term management of the business with implementing changes to execute our strategy to simplify and position the Company for growth.
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
Key Financial Results from the Third Quarter Ended September 27, 2025
Key financial results are as follows:
•Total net sales in the third quarter of 2025 were $892 million, compared with $900 million in the same period of 2024, representing a 1% decrease.
•Operating profit increased 14% to $108 million in the third quarter of 2025, compared with $94 million in the same period of 2024. As a percentage of sales, operating profit increased to 12.1% in the third quarter of 2025, compared to 10.4% in the same period of 2024.
•Diluted earnings per share from continuing operations was $0.76 in the third quarter of 2025 compared with diluted earnings per share of $0.07 in the same period of 2024.

Condensed Consolidated Results of Operations — Third Quarter Ended September 27, 2025 Compared with Third Quarter Ended September 28, 2024

	Quarters Ended
	September 27, 2025	September 28, 2024	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$891,683	$900,367	$(8,684)	(1.0)%
Cost of sales	528,233	526,890	1,343	0.3
Gross profit	363,450	373,477	(10,027)	(2.7)
Selling, general and administrative expenses	255,922	279,440	(23,518)	(8.4)
Operating profit	107,528	94,037	13,491	14.3
Other expenses	8,053	9,343	(1,290)	(13.8)
Interest expense, net	47,116	48,542	(1,426)	(2.9)
Income from continuing operations before income taxes	52,359	36,152	16,207	44.8
Income tax expense (benefit)	(219,548)	11,430	(230,978)	(2,020.8)
Income from continuing operations	271,907	24,722	247,185	999.9
Gain (loss) from discontinued operations, net of tax	(1,171)	5,229	(6,400)	(122.4)
Net income	$270,736	$29,951	$240,785	803.9%
Net Sales
Net sales decreased 1% during the third quarter of 2025 compared to the third quarter of 2024 primarily due to an unanticipated late-quarter shift in replenishment orders at one of our large U.S. retail partners, continued macro-driven economic pressures impacting consumer spending and the unfavorable impact from foreign currency exchange rates in our International business of approximately $4 million, partially offset by sales related to short-term transition service agreements and support of disposed businesses in the third quarter of 2025.
Operating Profit
Operating profit as a percentage of net sales was 12.1% during the third quarter of 2025, representing an increase from 10.4% in the third quarter of 2024. The operating margin improvement primarily resulted from approximately 160 basis points from cost savings initiatives and disciplined expense management, 105 basis points from cost savings initiatives within our supply chain, approximately 50 basis points from lower input costs and approximately 40 basis points from pricing actions which were partially offset from approximately 310 basis points from unfavorable assortment management and mix. Additionally, a decrease in restructuring and other action-related charges included in operating profit to $8 million in the third quarter of 2025 compared to $19 million in the third quarter of 2024, resulted in a favorable impact to operating margin of approximately 120 basis points.
Other Highlights
Other Expenses – Other expenses decreased $1 million in the third quarter of 2025 compared to the third quarter of 2024 primarily due to lower funding fees for sales of accounts receivable to financial institutions and lower pension expense in the third quarter of 2025.
Interest Expense – Interest expense from continuing operations was $47 million and nearly $49 million in the third quarters of 2025 and 2024, respectively, representing a decrease of $1 million. Interest expense from continuing operations in the third quarter of 2024 excludes $17 million, which was allocated to discontinued operations due to the requirement to pay down a portion of our outstanding term debt under the Senior Secured Credit Facility with the net proceeds from the sale of the global Champion business. Combined interest expense from continuing and discontinued operations decreased approximately $17 million in the third quarter of 2025 compared to the third quarter of 2024 primarily due to lower weighted average outstanding debt balances combined with a lower weighted average interest rate on our borrowings during the third quarter of 2025. Our combined weighted average interest rate, including the portion of interest expense that was allocated to discontinued operations, on our outstanding debt was 7.25% for the third quarter of 2025 compared to 7.50% for the third quarter of 2024.
Income Tax Expense – In the third quarter of 2025, income tax benefit was $220 million, resulting in an effective income tax rate of (419.3)% and in the third quarter of 2024, income tax expense was $11 million, resulting in an effective income tax rate of 31.6%. Our effective tax rates for the third quarter of 2025 primarily differs from the U.S. statutory rate due to the release of valuation allowances recorded against U.S. deferred tax assets. Our effective tax rate for the third quarter of 2024 primarily differs from the U.S. statutory rate due to valuation allowances against certain net deferred tax assets. We had favorable discrete items of $227 million in the third quarter of 2025 and unfavorable discrete items of $1 million in the third quarter of 2024.
For the third quarter 2025, we released valuation allowances of $241 million recorded against our beginning of year U.S. federal and U.S. state deferred tax assets. A valuation allowance release indicates that it is more likely than not that the deferred tax assets will be realized. We regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of all available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. For the third quarter 2025, based on our analysis of all positive and negative evidence, we concluded it is more-likely-than-not that a significant portion of our U.S. federal and certain U.S. state deferred tax assets will be realizable based on our current and anticipated future earnings. When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as discrete tax benefit in the interim period. The release of these valuation allowances resulted in a discrete tax benefit of $225 million in the third quarter of 2025. We continue to maintain a valuation allowance on certain U.S federal, U.S. state, and foreign deferred tax assets which do not meet the more-likely-than-not realization criterion. We monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA” or “the Bill”) into law. The Bill contains a broad range of tax reform provisions, which include the extension and modification of certain provisions of the Tax Cuts and Jobs Act, immediate expensing of domestic research and development expenditures, the restoration of 100% bonus depreciation, and an EBITDA-based interest expense limitation with various effective dates beginning in 2025. We have considered the impact of the OBBBA on our annual effective tax rate. These provisions did not have a material impact to income taxes in our condensed consolidated financial statements for the third quarter 2025.
Discontinued Operations – The results of our discontinued operations include the operations of our global Champion business, U.S.-based outlet store business, and the Champion Japan business, which we reached the decision to exit in 2024. See Note “Assets and Liabilities of Businesses Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information related to discontinued operations.
Operating Results by Business Segment — Third Quarter Ended September 27, 2025 Compared with Third Quarter Ended September 28, 2024

	Net Sales
	Quarters Ended
	September 27, 2025	September 28, 2024	Higher (Lower)	Percent Change
	(dollars in thousands)
U.S.	$647,531	$678,345	$(30,814)	(4.5)%
International	204,371	222,410	(18,039)	(8.1)
Other	39,781	(388)	40,169	10,352.8
Total	$891,683	$900,367	$(8,684)	(1.0)%

	Operating Profit and Margin
	Quarters Ended
	September 27, 2025		September 28, 2024		Higher (Lower)	Percent Change
	(dollars in thousands)
U.S.	$143,999	22.2%	$149,637	22.1%	$(5,638)	(3.8)%
International	20,799	10.2	27,704	12.5	(6,905)	(24.9)
Other	1,416	3.6	(1,989)	512.6	3,405	171.2
Corporate	(58,686)	NM	(81,315)	NM	22,629	27.8
Total	$107,528	12.1%	$94,037	10.4%	$13,491	14.3%
U.S.
U.S. net sales decreased approximately 5% compared to the third quarter of 2024 primarily due to an unanticipated late-quarter shift in replenishment orders at one of our large U.S. retail partners, partially offset by growth in our active apparel and new businesses including scrubs and loungewear products.

U.S. operating margin was 22.2%, an increase from 22.1% in the third quarter of 2024. The operating margin rate improvement primarily resulted from approximately 155 basis points from cost savings initiatives within our supply chain and approximately 70 basis points from lower input costs which were partially offset by approximately 190 basis points from unfavorable assortment management and mix.
International
Net sales in the International segment decreased 8% compared to the third quarter of 2024 due to continued macro-driven economic pressures impacting consumer spending in Australia combined with unfavorable foreign currency exchange rates. The unfavorable impact of foreign currency exchange rates decreased net sales by approximately $4 million in the third quarter of 2025. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, decreased approximately 6% when compared to the third quarter of 2024. The impact of foreign currency exchange rates is calculated by applying prior period exchange rates to the current year financial results. We believe constant-currency information is useful to management and investors to facilitate comparison of operating results and better identify trends in our businesses.
International operating margin was 10.2%, a decrease from 12.5% in the third quarter of 2024. The operating margin rate decline primarily resulted from approximately 175 basis points from higher operating expenses and approximately 50 basis points from strategic, planned brand investments.
Other
Sales and operating results in the third quarter of 2025 and 2024 primarily reflect short-term transition service agreements and support of disposed businesses.
Corporate
Corporate expenses included in operating profit were lower in the third quarter of 2025 compared to the third quarter of 2024 primarily due to lower restructuring and other action-related charges.
Restructuring and other action-related charges within operating profit were $8 million and $19 million in the third quarters of 2025 and 2024, respectively, as described in more detail below.
•Charges related to professional services primarily include consulting and advisory services related to restructuring activities including cost transformation and technology modernization initiatives, which are reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations.
•We recognized headcount actions and related severance charges, including subsequent adjustments to initial estimates, resulting from restructuring activities and operating model initiatives are primarily reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations.
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
•Corporate asset impairment charges primarily represent charges during the second quarter of 2024 related to a contract termination of $10 million and impairment of the Company’s headquarters location that was classified as held for sale of $10 million which were recorded in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Condensed Consolidated Statements of Operations, respectively.
•Other charges in the quarter ended September 27, 2025, are primarily associated with transaction fees and transition planning charges related to the pending Gildan transactions which were primarily recorded in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations. The remaining restructuring and other action-related charges within operating profit are charges related to real estate initiatives pertaining to our corporate headquarters move and other restructuring and action-related charges.

In the quarter ended September 27, 2025, we recorded a non-cash discrete tax benefit of $228 million primarily related to the release of valuation allowances recorded against certain U.S. federal and state deferred tax assets, which is recorded within the “Income tax expense (benefit)” line of the Condensed Consolidated Statements of Operations. As of September 27, 2025, based on our analysis of all positive and negative evidence, we concluded it is more-likely-than-not that a significant portion of our U.S. federal and certain U.S. state deferred tax assets will be realizable based on our current and anticipated future earnings. We continue to maintain a valuation allowance on certain U.S federal, U.S. state, and foreign deferred tax assets which do not meet the more-likely-than-not realization criterion. We monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.
The components of restructuring and other action-related charges were as follows:

	Quarters Ended
	September 27, 2025	September 28, 2024
	(dollars in thousands)
Restructuring and other action-related charges:
Professional services	$3,119	$8,271
Headcount actions and related severance	(283)	(1,245)
Supply chain restructuring and consolidation	731	10,710
Corporate asset impairment charges	—	—
Other	4,713	1,209
Total included in operating profit	8,280	18,945
Discrete tax (expense) benefit	227,732	—
Tax effect on actions	—	—
Total included in income tax (expense) benefit	227,732	—
Total restructuring and other action-related charges included in income (loss) from continuing operations	$(219,452)	$18,945
Condensed Consolidated Results of Operations — Nine Months Ended September 27, 2025 Compared with Nine Months Ended September 28, 2024

	Nine Months Ended
	September 27, 2025	September 28, 2024	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$2,643,156	$2,618,969	$24,187	0.9%
Cost of sales	1,551,081	1,649,716	(98,635)	(6.0)
Gross profit	1,092,075	969,253	122,822	12.7
Selling, general and administrative expenses	749,981	903,005	(153,024)	(16.9)
Operating profit	342,094	66,248	275,846	416.4
Other expenses	34,348	29,021	5,327	18.4
Interest expense, net	137,971	149,404	(11,433)	(7.7)
Income (loss) from continuing operations before income taxes	169,775	(112,177)	281,952	251.3
Income tax expense (benefit)	(201,771)	31,486	(233,257)	(740.8)
Income (loss) from continuing operations	371,546	(143,663)	515,209	358.6
Gain (loss) from discontinued operations, net of tax	(28,655)	(163,888)	135,233	82.5
Net income (loss)	$342,891	$(307,551)	$650,442	211.5%
Net Sales
Net sales increased 1% during the nine months of 2025 compared to the nine months of 2024 primarily due to sales related to short-term transition service agreements and support of disposed businesses during the nine months of 2025, the unfavorable impact from foreign currency exchange rates in our International business of approximately $24 million and the continued macro-driven slowdown impacting consumer spending across segments.

Operating Profit
Operating profit as a percentage of net sales was 12.9% during the nine months of 2025, representing an increase from 2.5% in the nine months of 2024. The operating margin improvement primarily resulted from approximately 160 basis points from cost savings initiatives and disciplined expense management, approximately 70 basis points from lower input costs and approximately 65 basis points from cost savings initiatives within our supply chain which were partially offset by 105 basis points from unfavorable assortment management and mix. Additionally, a decrease in restructuring and other action-related charges included in operating profit of $215 million in the nine months of 2025 compared to the nine months of 2024, resulted in a favorable impact to operating margin of approximately 823 basis points.
Other Highlights
Other Expenses – Other expenses increased $5 million in the nine months of 2025 compared to the nine months of 2024 primarily due to charges of approximately $10 million as a result of the redemption of the 4.875% Senior Notes and refinancing of the Senior Secured Credit Facility in first quarter of 2025. The charges included a payment of $1 million for a required make-whole premium related to the redemption of the 4.875% Senior Notes, third party and legal fees charged to expense of $1 million related to the Senior Secured Credit Facility refinancing and non-cash charges of $8 million for the write-off of the related unamortized debt issuance costs. See Note “Debt” to our condensed consolidated interim financial statements included in our Quarterly Report on Form 10-Q for additional information. Other expenses also included lower pension expense and lower funding fees for sales of accounts receivable to financial institutions in the third quarter of 2025.
Interest Expense – Interest expense from continuing operations was $138 million and $149 million in the nine months of 2025 and 2024, respectively, representing a decrease of $11 million. The interest expense from continuing operations excludes $0.2 million and $53 million in the nine months of 2025 and 2024, respectively, which was allocated to discontinued operations due to the requirement to pay down a portion of outstanding term debt under the Senior Secured Credit Facility with the net proceeds from the sale of the global Champion business. Combined interest expense from continuing and discontinued operations decreased $58 million in the nine months of 2025 compared to the nine months of 2024 primarily due to lower weighted average outstanding debt balance combined with a lower weighted average interest rate on our borrowings during the nine months of 2025. Our combined weighted average interest rate, including the portion of interest expense that was allocated to discontinued operations, on our outstanding debt was 7.12% for the nine months of 2025 compared to 7.56% for the nine months of 2024.
Income Tax Expense – In the nine months of 2025, income tax benefit was $202 million, resulting in an effective income tax rate of (118.8)% and in the nine months of 2024, income tax expense was $31 million, resulting in an effective income tax rate of (28.1)%. Our effective tax rate for the nine months of 2025 primarily differs from the U.S. statutory rate due to the release of valuation allowances recorded against U.S. deferred tax assets. Our effective tax rate the nine months of 2024 primarily differs from the U.S. statutory rate due to valuation allowances against certain net deferred tax assets. We had favorable discrete items of $226 million in the nine months of 2025 and minimal favorable discrete items in the nine months of 2024.
For the nine months of 2025, we released valuation allowances of $241 million recorded against our beginning of year U.S. federal and U.S. state deferred tax assets. A valuation allowance release indicates that it is more likely than not that the deferred tax assets will be realized. We regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of all available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. For the nine months of 2025, based on our analysis of all positive and negative evidence, we concluded it is more-likely-than-not that a significant portion of our U.S. federal and certain U.S. state deferred tax assets will be realizable based on our current and anticipated future earnings. When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as discrete tax benefit in the interim period. The release of these valuation allowances resulted in a discrete tax benefit of $225 million in the nine months of 2025. We continue to maintain a valuation allowance on certain U.S federal, U.S. state, and foreign deferred tax assets which do not meet the more-likely-than-not realization criterion. We monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA” or “the Bill”) into law. The Bill contains a broad range of tax reform provisions, which include the extension and modification of certain provisions of the Tax Cuts and Jobs Act, immediate expensing of domestic research and development expenditures, the restoration of 100% bonus depreciation, and an EBITDA-based interest expense limitation with various effective dates beginning in 2025. We have considered the impact of the OBBBA on our annual effective tax rate. These provisions did not have a material impact to income taxes in our condensed consolidated financial statements for the nine months of 2025.

Discontinued Operations – The results of our discontinued operations include the operations of our global Champion business, U.S.-based outlet store business and the Champion Japan business which we reached the decision to exit in 2024. See Note “Assets and Liabilities of Businesses Held for Sale” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information related to discontinued operations.
Operating Results by Business Segment — Nine Months Ended September 27, 2025 Compared with Nine Months Ended September 28, 2024

	Net Sales
	Nine Months Ended
	September 27, 2025	September 28, 2024	Higher (Lower)	Percent Change
	(dollars in thousands)
U.S.	$1,919,239	$1,962,390	$(43,151)	(2.2)%
International	625,863	655,494	(29,631)	(4.5)
Other	98,054	1,085	96,969	8,937.2
Total	$2,643,156	$2,618,969	$24,187	0.9%

	Operating Profit and Margin
	Nine Months Ended
	September 27, 2025		September 28, 2024		Higher (Lower)	Percent Change
	(dollars in thousands)
U.S.	$439,796	22.9%	$406,114	20.7%	$33,682	8.3%
International	67,545	10.8	74,742	11.4	(7,197)	(9.6)
Other	8,233	8.4	(1,438)	(132.5)	9,671	672.5
Corporate	(173,480)	NM	(413,170)	NM	239,690	58.0
Total	$342,094	12.9%	$66,248	2.5%	$275,846	416.4%
U.S.
U.S. net sales decreased 2% compared to the nine months of 2024 primarily due to an unanticipated shift in replenishment orders at one of our large U.S. retail partners in the third quarter and softer point-of-sale trends stemming from the continued macroeconomic pressures, primarily within the intimate apparel business.
U.S. operating margin was 22.9%, an increase from 20.7% in the nine months of 2024. The operating margin improvement primarily resulted from approximately 105 basis points from cost savings initiatives within our supply chain and approximately 90 basis points from lower input costs.
International
Net sales in the International segment decreased 5% compared to the nine months of 2024 due to continued macro-driven economic pressures impacting consumer spending in Australia combined with unfavorable foreign currency exchange rates which was partially offset by growth in Asia. The unfavorable impact of foreign currency exchange rates decreased net sales approximately $24 million in the nine months of 2025. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, decreased by approximately 1% when compared to the nine months of 2024. The impact of foreign currency exchange rates is calculated by applying prior period exchange rates to the current year financial results. We believe constant-currency information is useful to management and investors to facilitate comparison of operating results and better identify trends in our businesses.
International operating margin was 10.8%, a decrease from 11.4% in the nine months of 2024. The operating margin improvement primarily resulted from approximately 60 basis points from increased strategic, planned brand investments and approximately 20 basis points from cost savings initiatives and disciplined expense management which was partially offset by approximately 20 basis points from higher input costs.
Other
Sales and operating results in the nine months of 2025 and 2024 primarily reflect short-term transition service agreements and support of disposed businesses. Sales and operating results in the nine months of 2024 primarily reflect short term transition service agreements and support of disposed businesses, including support of the U.S. Sheer Hosiery business which was sold on September 29, 2023.

Corporate
Corporate expenses included in operating profit were lower in the nine months of 2025 compared to the nine months of 2024 primarily due to lower restructuring and other action-related charges.
Restructuring and other action-related charges within operating profit were $8 million and $223 million in the nine months of 2025 and 2024, respectively, as described in more detail below.
•Charges related to professional services primarily include consulting and advisory services related to restructuring activities including cost transformation and technology modernization initiatives, which are reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations.
•We recognized headcount actions and related severance charges, including subsequent adjustments to initial estimates, resulting from restructuring activities and operating model initiatives are primarily reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Operations.
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
•Corporate asset impairment charges primarily represent charges during the nine months ended September 28, 2024 related to a contract termination of $10 million and impairment of the Company’s headquarters location that was classified as held for sale of $10 million which were recorded in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Condensed Consolidated Statements of Operations, respectively.
•Other charges in the nine months ended September 27, 2025, are primarily associated with transaction fees and transition planning charges related to the pending Gildan transactions which were primarily recorded in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Operations. The remaining restructuring and other action-related charges within operating profit are charges related to real estate initiatives pertaining to our corporate headquarters move and other restructuring and action-related charges.
In the nine months ended September 27, 2025, we recorded charges totaling $10 million in restructuring and other action-related charges related to the refinancing of the senior secured credit facility and redemption of our 4.875% Senior Notes. The charges, which are recorded in the “Other expenses” line in the Condensed Consolidated Statements of Operations, included a payment of $1 million for a required make-whole premium related to the redemption of our 4.875% Senior Notes, charges for third party and legal fees of $1 million related to our senior secured credit facility refinancing, and non-cash charges of $8 million for the write-off of the related unamortized debt issuance costs. See Note “Debt” for additional information.
In the nine months ended September 27, 2025, we recorded a non-cash discrete tax benefit of $228 million primarily related to the release of valuation allowances recorded against certain U.S. federal and state deferred tax assets, which is recorded within the “Income tax expense (benefit)” line of the Condensed Consolidated Statements of Operations. As of September 27, 2025, based on our analysis of all positive and negative evidence, we concluded it is more-likely-than-not that a significant portion of our U.S. federal and certain U.S. state deferred tax assets will be realizable based on our current and anticipated future earnings. We continue to maintain a valuation allowance on certain U.S federal, U.S. state, and foreign deferred tax assets which do not meet the more-likely-than-not realization criterion. We monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

The components of restructuring and other action-related charges were as follows:

	Nine Months Ended
	September 27, 2025	September 28, 2024
	(dollars in thousands)
Restructuring and other action-related charges:
Professional services	$6,485	$12,704
Headcount actions and related severance	(1,102)	17,853
Supply chain restructuring and consolidation	(2,513)	169,624
Corporate asset impairment charges	—	20,107
Other	5,328	2,660
Total included in operating profit	8,198	222,948
Loss on extinguishment of debt included in other expenses	9,979	—
Total included in income (loss) from continuing operations before income taxes	18,177	222,948
Discrete tax (expense) benefit	227,732	—
Tax effect on actions	—	—
Total included in income tax (expense) benefit	227,732	—
Total restructuring and other action-related charges included in income (loss) from continuing operations	$(209,555)	$222,948
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
Our primary financing arrangements are our Senior Secured Credit Facility, our 9.000% senior notes due in 2031 (the “9.000% Senior Notes”) and our accounts receivable securitization facility due in 2026 (the “ARS Facility”). The Senior Secured Credit Facility consists of a $750 million revolving loan facility due in 2030 (the “Revolving Loan Facility”), a senior secured term loan A facility due in 2030 (the “Term Loan A”) and a senior secured term loan B facility due in 2032 (the “Term Loan B”).
Our primary sources of liquidity are cash generated from global operations and cash available under our Revolving Loan Facility, our ARS Facility and our other international credit facilities.

We had the following borrowing capacity and available liquidity under our credit facilities as of September 27, 2025:

	As of September 27, 2025
	Borrowing Capacity	Available Liquidity
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility(1)	$750,000	$584,564
Accounts Receivable Securitization Facility(2)	115,000	6,000
Other international credit facilities(3)	949	(8,900)
Total liquidity from credit facilities	$865,949	$581,664
Cash and cash equivalents		217,573
Total liquidity		$799,237

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
•In March 2025, we refinanced our Senior Secured Credit Facility including the senior secured revolving credit facility, the senior secured Term Loan A facility, and the senior secured Term Loan B facility which will mature in March 2030, March 2030 and March 2032, respectively. Additionally, we elected to exercise the optional redemption rights to redeem all of the outstanding 4.875% senior notes due 2026.
•In August 2025, we entered into a definitive agreement to be acquired by Gildan which includes termination rights under certain circumstances which could result in a termination fee payable by us in the amount of $68 million, which we refer to as the Hanesbrands Termination Fee. Additionally, if we do not receive stockholder approval of the Transactions, we will reimburse Gildan for its expenses up to $18 million. If the Hanesbrands Termination Fee subsequently becomes payable, any previously paid expense reimbursement amount will be deducted from the amount of the Hanesbrands Termination Fee.
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
•We made required cash contributions of approximately $11 million to our U.S. pension plans in the nine months of 2025 based on the preliminary calculation by our actuary. We may also elect to make additional voluntary contributions.

•We may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could impact our effective income tax rate. We have not changed our reinvestment strategy from the prior year with regards to our unremitted foreign earnings and intend to remit foreign earnings totaling $65 million.
Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the nine months ended September 27, 2025 and September 28, 2024 was derived from our condensed consolidated interim financial statements.

	Nine Months Ended
	September 27, 2025	September 28, 2024
	(dollars in thousands)
Operating activities	$(44,272)	$196,812
Investing activities	2,284	(31,843)
Financing activities	40,400	(40,161)
Effect of changes in foreign exchange rates on cash	4,307	(3,398)
Change in cash and cash equivalents	2,719	121,410
Cash and cash equivalents at beginning of year	215,354	205,501
Cash and cash equivalents at end of period	$218,073	$326,911

Balances included in the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$217,573	$316,801
Cash and cash equivalents included in current assets held for sale	500	10,110
Cash and cash equivalents at end of period	$218,073	$326,911
Operating Activities
Our overall liquidity has historically been driven by our cash flow provided by operating activities, which is dependent on net operating results and changes in our working capital. Net cash used by operating activities in the nine months of 2025 was primarily driven by higher inventory resulting from sales trends and increased tariff costs, in addition to higher payments for variable compensation and taxes, all of which was partially offset by increased profitability. We generated cash provided by operating activities in the nine months of 2024 primarily from working capital management.
Investing Activities
Net cash provided by investing activities in the nine months of 2025 of $2 million was primarily due to net proceeds received from dispositions which were partially offset by capital expenditures. The net cash used by investing activities in the nine months of 2024 was primarily the result of capital expenditures of $32 million.
Financing Activities
Net cash provided by financing activities of $40 million in the nine months of 2025 primarily resulted from net borrowings related to operations and the refinancing of our revolving loan facility, Term Loan A, and Term Loan B in addition to the redemption of the 4.875% Senior Notes. As a result of the debt refinancing completed during the nine months of 2025, we incurred debt issuance costs of $23 million. Net cash used by financing activities of $40 million in the nine months of 2024 primarily resulted from total scheduled repayments on the Term Loan A and the Term Loan B of approximately $30 million and net repayments on our ARS Facility. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
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

In May 2025, we amended the ARS Facility which extended the maturity date to May 2026 and reduced the 2025 quarterly fluctuating facility limit to $85 million in the first and second quarters and $115 million in the third and fourth quarters only to the extent that the face value of the receivables in the collateral pool, net of applicable concentrations, reserves and other deductions, exceeds the outstanding loans. Additionally, the amendment created three pricing tiers based on a consolidated total net leverage ratio. See Note “Debt” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information.
We believe our financing structure provides a secure base to support our operations and key business strategies. As of September 27, 2025, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness. Under the terms of the Senior Secured Credit Facility, among other financial and non-financial covenants, we are required to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio, each of which is defined in the Senior Secured Credit Facility. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility.
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2025.
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
The risk factors that affect our business and financial results are discussed in Part I, Item 1A., of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Other than as set forth below, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse ultimate impact on our business, financial condition, liquidity or results of operations.
The Transactions are subject to various closing conditions, including regulatory and Hanesbrands stockholder approvals as well as other uncertainties, and there can be no assurances as to whether and when it may be completed.
Closing of the Transactions is subject to the satisfaction or waiver of a number of conditions specified in the Merger Agreement, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the Transactions. The conditions include, among other things: (a) approval of the Transactions by the Company’s stockholders; (b) effectiveness of the registration statement registering the Gildan common shares issuable in connection with the Transactions in accordance with the provisions of the Securities Act and no stop order suspending the effectiveness thereof having been issued and remaining in effect and no proceeding to that effect having been commenced; (c) the absence of any injunction or similar law or order having been entered, enacted or promulgated by a governmental entity of competent jurisdiction and continuing to be in effect that prohibits or makes illegal the consummation of the Transactions; (d) receipt of certain regulatory approvals; (e) the Gildan common shares to be issued in connection with the Transactions having been approved for listing on the NYSE and the TSX; (f) the accuracy of the representations and warranties of each of the Company and Gildan, subject to certain materiality standards set forth in the Merger Agreement; (g) compliance by each party in all material respects with such party’s obligations under the Merger Agreement; and (h) with respect to each party, the absence of a material adverse effect.
Assurance cannot be provided that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required consents and approvals are obtained and all closing conditions are satisfied (or waived, if applicable), assurance cannot be provided as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Transactions. Many of the conditions to completion of the Transactions are not within either the Company’s or Gildan’s control, and neither company can predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the Transactions could cause the Company and/or Gildan not to realize some or all of the benefits that each expects to achieve if the Transactions are successfully completed within the expected timeframe.
The announcement and pendency of the Transactions could adversely affect our business, results of operations and financial condition.
The announcement and pendency of the Transactions could cause disruptions in and create uncertainty surrounding the Company’s business, including affecting the Company’s relationships with its existing and future customers, suppliers and employees, which could have an adverse effect on the Company’s business, results of operations and financial condition, regardless of whether the Transactions are completed. In particular, the Company could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the Transactions. The Company could also potentially lose customers or suppliers, and new customer or supplier contracts could be delayed or decreased. The attention of the Company’s management may be directed towards closing the Transactions, including obtaining regulatory approvals and other Transactions-related considerations and may be diverted from the day-to-day business operations of the Company and matters related to the Transactions may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to the Company. Additionally, the Merger Agreement requires each party to obtain the other party’s consent prior to taking certain specified actions while the Transactions are pending. These restrictions may prevent the Company from pursuing otherwise attractive business opportunities prior to the closing of the Transactions. Any of these matters could adversely affect the businesses of, or harm the results of operations, financial condition or cash flows of the Company.
If the Transactions do not close, the price of the Company’s common stock may fall to the extent that the current prices reflect a market assumption that the Transactions will close. In addition, the failure to close the Transactions may result in negative publicity or a negative impression of the Company in the investment community and may affect the Company’s relationship with employees, customers, suppliers and other partners.
The Company will incur substantial transaction fees and costs in connection with the Transactions.
The Company has incurred, and expects to incur, additional, substantial non-recurring expenses in connection with the Transactions. The Company has incurred significant financial services, accounting, tax and legal fees in connection with the process of negotiating and evaluating the terms of the Transactions. Additional significant unanticipated costs may be incurred in the course of coordinating and combining the businesses of the Company and Gildan. Even if the Transactions do not close, the Company and Gildan will need to pay certain costs relating to the Transactions incurred prior to the date the Transactions were abandoned, such as financial advisory, accounting, tax, legal, filing and printing fees. Such costs may be significant and could have an adverse effect on the future results of operations, cash flows and financial condition of the Company. In addition to its own fees and expenses, if the Merger Agreement is terminated under specified circumstances, the Company will be required to pay to Gildan a $68 million termination payment in cash. If the Merger Agreement is terminated by either party due to failure to obtain approval of the Transactions by the Company’s stockholders, the Company will reimburse Gildan for its expenses in an amount up to $18 million. If the termination fee subsequently becomes payable, any previously paid expense reimbursement amount will be deducted from the amount of the termination fee.
The Company and Gildan may be targets of claims or securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Transactions from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Transactions, then that injunction may delay or prevent the Transactions from being completed.
The Merger Agreement contains provisions that make it more difficult for the Company to pursue alternatives to the Transactions and may discourage other companies from trying to acquire the Company for greater consideration than what Gildan has agreed to pay.
The Merger Agreement contains provisions that make it more difficult for the Company to sell its business to a party other than Gildan. These provisions include a general prohibition on the Company soliciting any alternative proposal. Further, there are only limited circumstances in which the Company may terminate the Merger Agreement to accept an alternative proposal and limited exceptions to the Company’s agreement that its board of directors will not withdraw or modify the recommendation of its board of directors in favor of the approval of the Transactions. In the event that the Company’s board of directors makes an adverse recommendation change, then Hanesbrands may be required to pay to Gildan a termination payment of $68 million in cash.
The Company and Gildan believe these provisions are reasonable and not preclusive of other offers, but these restrictions might discourage a third party that has an interest in acquiring the Company or discourage the Company from considering an alternative proposal.
If an alternative proposal to acquire the Company is made, consummation of the Transactions may be delayed.
If an alternative proposal to acquire the Company is made, the attention of the Company’s and Gildan’s respective management may be diverted away from the Transactions, which may delay or impede consummation of the Transactions. Matters related to such alternative proposal, including any potential related litigation, may require commitments of time and resources of both the Company and Gildan and their respective representatives, which could otherwise have been devoted to the Transactions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 27, 2025.

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

2.3
Agreement and Plan of Merger, dated August 13, 2025, by and among Gildan Activewear Inc., Galaxy Merger Sub 2, Inc., Galaxy Merger Sub 1, Inc., Hanesbrands Inc., Helios Holdco, Inc. and Helios Merger Sub, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2025)*

3.1
Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).

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

10.1
Letter Agreement, dated August 13, 2025, entered into by and between Hanesbrands Inc. and Stephen B. Bratspies (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2025).**

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
M. Scott Lewis Chief Financial Officer and Chief Accounting Officer (Duly authorized officer, principal financial officer and principal accounting officer)
Date: November 6, 2025